Form 10-Q
period 2006-06-30
VALERO GP HOLDINGS LLC
filed 2006-08-28
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-32940

VALERO GP HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Valero Way

San Antonio, Texas

(Address of principal executive offices)

78249

(Zip Code)

Telephone number: (210) 345-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. The definition of “accelerated filer and large accelerated filer” is in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of units outstanding as of August 1, 2006 was 42,500,000.

VALERO GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALERO GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$122	$121
Receivable from Valero L.P.	—	1,151

Total current assets	122	1,272

Investment in Valero L.P.	561,379	408,744
Deferred tax asset	47	298

Total assets	$561,548	$410,314

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$—	$2
Payable to Valero L.P.	164	—
Income taxes payable	1	11
Accrued liabilities	1,474	2,560

Total current liabilities	1,639	2,573

Notes payable to affiliates	265,368	265,961

Members’ equity	294,541	141,780

Total liabilities and members’ equity	$561,548	$410,314

See Condensed Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Equity in earnings of Valero L.P.	$9,329	$8,680	$20,504	$17,340

General and administrative expenses	(18)	(16)	(26)	(16)
Other income, net	36	73	37	442
Interest income – affiliated	20	25	53	37
Interest expense – affiliated	(4,724)	(4,462)	(9,467)	(8,876)

Income before income tax expense	4,643	4,300	11,101	8,927
Income tax expense (benefit)	320	(23)	403	44

Net income	$4,323	$4,323	$10,698	$8,883

Basic and diluted net income per unit	$0.10	$0.10	$0.25	$0.21

Weighted average number of basic and diluted units outstanding	42,500,000	42,500,000	42,500,000	42,500,000

See Condensed Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$10,698	$8,883
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of Valero L.P.	(20,504)	(17,340)
Distributions of equity income from Valero L.P.	20,504	17,340
Gain on sale of Valero L.P. units in connection with employee benefit plans	(37)	(442)
Provision for deferred income taxes	251	3
Changes in current assets and liabilities:
Decrease (increase) in receivable from Valero L.P.	1,151	(102)
Increase in payable to Valero L.P.	164	—
Decrease in accounts payable and accrued liabilities	(1,098)	(939)
Other	—	(123)

Net cash provided by operating activities	11,129	7,280

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings of Valero L.P.	5,602	2,064
Investment in Valero L.P.	(1,695)	(551)
Proceeds from sale of Valero L.P. units in connection with employee benefit plans	1,665	2,725

Net cash provided by investing activities	5,572	4,238

Cash Flows from Financing Activities:
Decrease in notes payable to affiliates	(593)	(5,287)
Contributions from Valero Energy	63	—
Distributions to Valero Energy	(16,170)	(6,231)

Net cash used in financing activities	(16,700)	(11,518)

Net increase in cash	1	—
Cash at the beginning of the period	121	120

Cash at the end of the period	$122	$120

Supplemental cash flow information:
Cash paid during the period for interest	$9,467	$8,876

Cash paid during the period for income taxes	$36	$8

See Condensed Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Valero GP Holdings, LLC (Valero GP Holdings), a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006. On July 19, 2006, Valero GP Holdings (NYSE: VEH) closed its initial public offering and as a result is an approximately 59% owned subsidiary of Valero Energy (NYSE: VLO), a publicly held independent refining and marketing company.

As used in this report, references to “we,” “us,” or “our” may refer, depending on the context, to Valero GP Holdings, Valero GP, LLC, Riverwalk Holdings or Riverwalk Logistics individually or Valero GP Holdings consolidated with Valero GP, LLC, Riverwalk Holdings and Riverwalk Logistics.

On January 25, 2006, Valero GP Holdings formed a wholly owned subsidiary, Riverwalk Holdings, LLC (Riverwalk Holdings), and Valero GP Holdings contributed its 99.9% limited partner interest in Riverwalk Logistics, L.P. (Riverwalk Logistics) and its subordinated units and common units of Valero L.P. to Riverwalk Holdings.

In addition, Valero Energy contributed its ownership interest in Valero GP, LLC to Valero GP Holdings on June 1, 2006 in exchange for an additional ownership interest in Valero GP Holdings. As a result, Valero GP, LLC, Riverwalk Logistics, and Riverwalk Holdings are wholly owned subsidiaries of Valero GP Holdings. As of June 30, 2006, Valero GP, LLC owned 8,736 Valero L.P. common units and also held the general partner interest in Riverwalk Logistics. Riverwalk Logistics, as general partner of Valero L.P., owned a 2% general partner interest in Valero L.P. and the incentive distribution rights of Valero L.P.

On June 30, 2006, Valero GP Holdings owned approximately 23.4% of Valero L.P., consisting of the following:

•	the 2% general partner interest in Valero L.P.;

•	100% of the incentive distribution rights issued by Valero L.P., which entitles us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum percentage of 23%; and

•	10,222,630 common units of Valero L.P. representing a 21.4% limited partner interest in Valero L.P.

Valero L.P. (NYSE: VLI) is a publicly traded Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business. Valero L.P. has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

On July 19, 2006, our existing membership interests consisted of 10,000,000 units representing limited liability company interests, and a 4.25-for-1 unit split was effected, resulting in 42,500,000 total units outstanding, all of which were owned by Valero Energy and its subsidiaries, maintaining their pre-split ownership percentages. Immediately subsequent to the unit split, certain subsidiaries of Valero Energy sold 17,250,000 units in an initial public offering (IPO) for a price to the public of $22.00 per unit. We did not receive any proceeds from the IPO. Subsequent to the IPO, subsidiaries of Valero Energy own 25,250,000 units or approximately 59.4% of our outstanding units.

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Valero GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Prior to June 1, 2006, these financial statements combined the consolidated financial statements of Valero GP Holdings with the financial statements of Valero GP, LLC. The consolidated financial statements of Valero GP Holdings included the financial statements of Riverwalk Logistics and Riverwalk Holdings. Intercompany transactions and balances between the combined companies have been eliminated.

We account for our ownership interest in Valero L.P. using the equity method. Therefore, our financial results reflect a portion of Valero L.P.’s net income based on our ownership interest in Valero L.P. We have no separate operating activities apart from those conducted by Valero L.P. and therefore generate no revenues from operations.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2006 and 2005 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in Valero GP Holdings’ registration statement on Form S-1, as amended.

Significant Accounting Policy

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (SAB 51), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) either in income or in equity. In accordance with the election provided in SAB 51, we adopted a policy of recording such SAB 51 credits or charges directly to members’ equity.

2. ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 04-5

In June 2005, the Financial Accounting Standards Board (FASB) ratified its consensus on Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5), which requires the general partner in a limited partnership to determine whether the limited partnership is controlled by, and therefore should be consolidated by, the general partner. The guidance in EITF No. 04-5 was effective after June 29, 2005 for general partners of all new partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF No. 04-5 was effective no later than January 1, 2006. We adopted EITF No. 04-5 effective January 1, 2006, the adoption of which had no impact on the accounting for our investment in Valero L.P.

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to affect our financial position or results of operations.

3. INVESTMENT IN VALERO L.P.

As of June 30, 2006 and December 31, 2005, we owned 23.4% of Valero L.P., which was composed of a 2% general partner interest, incentive distribution rights and a 21.4% limited partner interest in Valero L.P. Valero L.P. has issued common units to the public on three separate occasions, which has diluted our ownership percentage. These three issuances have resulted in increases (or credits) in our proportionate share of Valero L.P.’s capital because, in each case, the issuance price per unit exceeded our carrying amount per unit at the time of issuance. We had not recognized any SAB 51 credits in our consolidated financial statements through March 31, 2006 and were not permitted to do so until our subordinated units converted to common units. In conjunction with the conversion of the subordinated units held by us into common units in the second quarter, we recognized the entire balance of $158.2 million in SAB 51 credits as an increase in our investment in Valero L.P. and an increase to members’ equity.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed financial information reported by Valero L.P. is summarized below:

	June 30, 2006	December 31, 2005
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$201,056	$295,411
Property and equipment, net	2,166,556	2,160,213
Goodwill	774,966	767,587
Other long-term assets, net	152,640	143,781

Total assets	$3,295,218	$3,366,992

Current liabilities	141,262	205,588
Long-term debt, less current portion	1,158,916	1,169,659
Other long-term liabilities	103,948	90,966

Total liabilities	1,404,126	1,466,213

Partners’ equity	1,891,092	1,900,779

Total liabilities and partners’ equity	$3,295,218	$3,366,992

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$279,968	$58,306	$553,972	$114,941
Operating income	47,316	24,309	103,283	49,024
Net income	31,553	18,852	71,004	38,116

Other

As of June 30, 2006 and December 31, 2005, Valero GP Holdings’ investment in Valero L.P. (representing both the 2% general partner interest and the 21.4% limited partner interest) reconciles to Valero L.P.’s total partners’ equity as follows:

	June 30, 2006	December 31, 2005
	(Thousands of Dollars)
Valero L.P. total partners’ equity	$1,891,092	$1,900,779
Valero GP Holdings’ ownership interest in Valero L.P.	23.4%	23.4%

Valero GP Holdings’ share of Valero L.P.’s partners’ equity	442,516	444,782

Unrecognized SAB 51 credits	—	(158,170)
Step-up in basis related to Valero L.P.’s assets and liabilities, including equity method goodwill, and other	120,688	121,835
Valero GP Holdings’ share of Valero L.P.’s accumulated other comprehensive loss (income) (not recorded in investment in Valero L.P.)	(1,825)	297

Investment in Valero L.P.	$561,379	$408,744

The step-up in basis related to Valero L.P.’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from Valero Energy’s UDS Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in Valero L.P.’s identifiable assets and liabilities as of December 31, 2001. This amount also includes the portion of goodwill resulting

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from the UDS Acquisition that was attributed to Valero GP Holdings’ investment in Valero L.P. Since 26.4% of the equity interest in Valero L.P. was owned by public unitholders as of the date of the UDS Acquisition, a significant portion of the total ownership interest in Valero L.P. was deemed to be held by the public under generally accepted accounting principles, thereby precluding the inclusion of these fair value adjustments in the reported financial statements of Valero L.P.

4. RELATED PARTY TRANSACTIONS

Relationships

We manage Valero L.P. through our ownership of Valero GP, LLC, and Riverwalk Holdings, which own Riverwalk Logistics, the general partner of Valero L.P. Our officers are also officers of Valero GP, LLC. The Chairman of our Board of Directors, William E. Greehey, is also the Chairman of the Board of Directors of Valero GP, LLC and Valero Energy. The Board of Directors of Valero GP, LLC is responsible for overseeing Valero GP, LLC’s role as the owner of the general partner of Valero L.P., and we, as the sole owner of Valero GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of Valero GP, LLC.

Valero GP, LLC provides employees to Valero L.P. to perform operating and maintenance services with respect to Valero L.P. assets for which Valero GP, LLC receives reimbursement from Valero L.P. In addition, subsidiaries of Valero Energy, other than Valero GP Holdings or Valero GP, LLC, provide administrative services for which an annual fee is charged to Valero L.P. Effective January 1, 2006, the services agreement was amended and now provides for fewer services by Valero Energy subsidiaries due to the transfer to Valero GP, LLC of a substantial number of Valero Energy employees who had previously provided services to Valero L.P. under the prior services agreement. For purposes of these financial statements, no corporate costs have been allocated to Valero GP Holdings by Valero Energy as management has determined that no such corporate costs were incurred specifically on behalf of Valero GP Holdings.

As of June 30, 2006, Valero GP Holdings had a payable to Valero L.P. of $0.2 million and on December 31, 2005, we had a receivable from Valero L.P. of $1.2 million, with both amounts representing long-term incentive plan costs for employees. These employee-related costs can fluctuate between a payable to Valero L.P. and a receivable from Valero L.P. depending on the market price of Valero L.P.’s common units.

The following table summarizes the results of transactions with Valero L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Expenses charged by Valero GP Holdings to Valero L.P.	$27,567	$10,638	$51,470	$20,351

Administration Agreement

On July 19, 2006, in connection with the IPO, Valero GP Holdings entered into an administration agreement with Valero GP, LLC (the Administration Agreement). The Administration Agreement provides, among other things, that Valero GP, LLC will provide all executive management and other administrative services to Valero GP Holdings. Valero GP Holdings does not have any employees.

Valero GP Holdings will pay annual charges under the Administration Agreement of $0.5 million to Valero GP, LLC. This amount will be increased annually to reflect Valero GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to Valero GP Holdings or Valero GP, LLC’s actual payroll cost, are subject to the approval of Valero GP, LLC’s conflicts committee. Valero GP Holdings will also reimburse Valero GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that Valero GP, LLC incurs while providing services to Valero GP Holdings pursuant to the Administration Agreement.

The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. Valero GP Holdings may cancel or reduce the services provided under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either Valero GP Holdings or Valero GP, LLC. Valero GP, LLC’s conflicts committee has approved the terms of the Administration Agreement.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2006 Omnibus Agreement

On March 31, 2006, Valero L.P. entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) by and among Valero L.P., Riverwalk Logistics, Valero Energy, Valero GP, LLC, and Valero Logistics Operations, L.P., a wholly owned subsidiary of Valero L.P. The conflicts committee of the board of directors of Valero GP, LLC approved the terms of the 2006 Omnibus Agreement on March 10, 2006. The 2006 Omnibus Agreement supersedes the omnibus agreement among the parties dated effective April 16, 2001.

Under the 2006 Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates, including us, to agree not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States for so long as Valero Energy or its controlled affiliates owns 20% or more of Valero L.P. or Riverwalk Logistics. This restriction does not apply to:

•	any business retained by UDS as of April 16, 2001, the closing of Valero L.P.’s initial public offering, or any business owned by Valero Energy at the date of the UDS Acquisition;

•	any business with a fair market value of less than $10 million;

•	any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided Valero L.P. has been offered and declined the opportunity to purchase the business; and

•	any newly constructed pipeline, terminalling or storage assets that Valero L.P. has not offered to purchase at fair market value within one year of construction.

Also under the 2006 Omnibus Agreement, Valero Energy has agreed to indemnify Valero L.P. for environmental liabilities related to the assets transferred to Valero L.P. in connection with Valero L.P.’s initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Non-Compete Agreement

On July 19, 2006, in connection with the IPO, Valero GP Holdings entered into a non-compete agreement with Valero L.P., Riverwalk Logistics, and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement will become effective when we are no longer subject to the 2006 Omnibus Agreement described above. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. Valero L.P. will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor Valero L.P. are prohibited from engaging in any business, even if we and Valero L.P. would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as Valero GP Holdings or any of its affiliates own 20% or more of Valero GP, LLC or Riverwalk Logistics. Valero GP, LLC’s conflicts committee has approved the terms of the Non-Compete Agreement.

5. DISTRIBUTIONS FROM VALERO L.P.

Valero L.P.’s partnership agreement, as amended, determines the amount and priority of cash distributions that Valero L.P.’s common unitholders and general partner may receive. The general partner is entitled to incentive distributions if the amount Valero L.P. distributes with respect to any quarter exceeds $0.60 per unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per unit. The general partner also receives a 2% distribution with respect to its general partner interest.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of Valero L.P.’s cash distributions earned for the period indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars, except per unit data)
General partner interest (2%)	$916	$433	$1,832	$832
General partner incentive distribution	3,480	1,501	6,960	2,613

Total general partner distribution	4,396	1,934	8,792	3,445
Valero GP Holdings’ limited partner distribution	9,047	8,744	18,097	16,934

Total distributions to Valero GP Holdings	13,443	10,678	26,889	20,379
Public unitholders’ distributions	32,380	10,956	64,757	21,199

Total cash distributions	$45,823	$21,634	$91,646	$41,578

Cash distributions per unit applicable to limited partners	$0.885	$0.855	$1.770	$1.655

On July 19, 2006, Valero L.P. declared cash distributions related to the second quarter of 2006 of $0.885 per unit to be paid on August 14, 2006 to unitholders of record on August 7, 2006.

6. COMMITMENTS AND CONTINGENCIES

Notes Payable to Affiliates

Our notes payable to affiliates (the Notes) reflects the allocation to us of a portion of the debt incurred by Valero Energy to fund the UDS Acquisition, as well as the effect of cash inflows and outflows of resulting from our normal operations. The Notes have a maturity date of January 1, 2008. As of June 30, 2006 and December 31, 2005, we had $174.1 million and $151.1 million, respectively, available for borrowing under the Notes.

Valero Energy uses a centralized cash management system under which our cash receipts are remitted to Valero Energy and our cash disbursements are funded by Valero Energy. We incur interest expense on our Notes at rates that are adjusted monthly to amounts that represent Valero Energy’s overall cost of borrowing. Our borrowing rate was 7.0% and 6.9% as of June 30, 2006 and December 31, 2005, respectively.

Effective July 19, 2006, in conjunction with the IPO, Valero Energy made a capital contribution to us of the outstanding balance of the Notes.

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility). Of the Credit Facility’s $20 million commitment, up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. The Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers. Borrowings under the Credit Facility bear interest, at our option, at either: (i) the higher of (a) JPMorgan Chase Bank, N.A.’s prime rate or (b) the federal funds effective rate plus one-half percent; or (ii) the Eurodollar rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus an applicable margin that will varies based upon our credit rating.

Under the terms of the Credit Facility, Valero L.P. will be required to maintain a total debt-to-EBITDA ratio of less than 4.75 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in Valero L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter.

Additionally, the Credit Facility contains customary events of default, including a “change in control,” that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Facility. A “change in control” is defined to mean any of the following events: (i) Valero GP Holdings ceases, indirectly or directly, to own all of the issued and outstanding equity interests of the general partner(s) of Valero L.P., or we no longer have the power, directly or indirectly, to

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

direct or to cause the direction of the management or the policies of Valero L.P.; or (ii) the occurrence of any transaction that results in any person or group, other than Valero Energy or an entity with unsecured senior debt with an investment grade rating, becoming the beneficial owner of more than 50% of our equity interests.

Litigation and Environmental Matters

Valero L.P. has contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. Valero L.P. records accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending themselves in legal matters are expensed as incurred. As of June 30, 2006, Valero L.P. has recorded $5.2 million of accruals related to settled matters. As of June 30, 2006, Valero L.P. has recorded accruals for contingent losses totaling $48.2 million. The actual payment of any amounts accrued and the timing of any such payments ultimately made is uncertain. Valero L.P. believes that should it be unable to successfully defend themselves in any of these unsettled matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on its financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on its results of operations.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb in Texas state court. Valero L.P. acquired Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the trial court’s final judgment to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, we intend to resume vigorous prosecution of the appeal.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us on this matter and we have not made any payments toward costs incurred by the Department of Justice.

Port of Vancouver Matter. Valero L.P. owns a chemical and refined products terminal on property owned by the Port of Vancouver, and leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on Valero L.P.’s site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Valero L.P. disputed this assertion. No lawsuits have been filed against Valero L.P. in this matter, and Valero L.P. has not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

St. Eustatius Tax Agreement. On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of Kaneb, which Valero L.P. acquired on July 1, 2005, to pay the greater of 2% of taxable income, as defined therein, or 500,000 Netherlands Antilles guilders (approximately $0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 22, 2006, Valero L.P. entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, Valero L.P. agreed to make a one-time payment of five million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. Valero L.P. further agreed to pay an annual minimum profit tax to St. Eustatius of one million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005. Valero L.P. agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime Agreement), Valero L.P. can carry forward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit, Valero L.P. agreed to pay that difference.

Other

Valero L.P. is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero L.P. believes the possibility is remote that the final outcome of any of these claims or proceedings to which they are a party would have a material adverse effect on the Valero L.P. financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on Valero L.P.’s results of operations, financial position or liquidity.

7. MEMBERS’ EQUITY AND NET INCOME PER UNIT

As discussed previously, on July 19, 2006, our existing membership interests were represented by 10,000,000 units and a 4.25-for-1 unit split was effected, resulting in total outstanding units of 42,500,000 with the members of Valero GP Holdings maintaining their ownership percentages after the unit split. Prior to those transactions, we had no outstanding units. Our net income per unit amounts assume that 42,500,000 units were outstanding for all periods presented. We calculate net income per unit by dividing net income by the weighted average number of units outstanding for the period. Basic and diluted net income per unit is the same because we have no potentially dilutive securities.

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2005	$141,780
Net income	10,698
Distributions to Valero Energy	(16,170)
Contributions from Valero Energy	63
SAB 51 credits	158,170

Balance as of June 30, 2006	$294,541

Second Amended and Restated Limited Liability Company Agreement

On July 19, 2006, in connection with the IPO, we amended and restated our limited liability company agreement (the Second Amended and Restated Limited Liability Company Agreement). The material provisions of the Second Amended and Restated Limited Liability Company Agreement include the distributions of available cash, rights of unitholders, the election of members of our board of directors and allocations of taxable income and other matters.

We have historically made distributions to Valero Energy affiliates in accordance with its limited liability company agreement, under which cash receipts less cash expenditures are distributed on a quarterly or more frequent basis to our members. The Second Amended and Restated Limited Liability Company Agreement requires that, within 50 days after the end of each quarter beginning with the quarter ending September 30, 2006, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors.

Rights Agreement

On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC (the Rights Agreement) under which one preferred unit purchase right (“Right”) is attached to each of our outstanding units. The Rights become exercisable under specified circumstances, including any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. Each Right entitles the registered holder to purchase from us one one-hundredth of a unit of junior participating preferred units, series I, (Preferred Units) at an exercise

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

price of $100, subject to adjustment under specified circumstances. If events specified in the Rights Agreement occur, each holder of Rights other than the acquiring person can exercise their Rights. When a holder exercises a Right, the holder will be entitled to receive units valued at a multiple of the exercise price of the Right specified in the Rights Agreement. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the Rights for $0.001 per Right at any time prior to the tenth day after a person or group becomes an acquiring person.

The Rights will expire on June 30, 2016, unless extended or earlier redeemed or exchanged, and are protected by customary anti-dilution provisions. Preferred Units purchasable upon exercise of the Rights will not be redeemable. Each Preferred Unit will be entitled to share in our distributions of available cash pro rata with the units. In the event of liquidation, the holders of the Preferred Units will be entitled to a minimum preferential liquidation payment of $100 per unit. Each Preferred Unit will have 100 votes, voting together with the units. Finally, in the event of any merger, consolidation or other transaction in which units are exchanged, each Preferred Unit will be entitled to receive 100 times the amount received per unit.

8. EMPLOYEE BENEFIT PLANS

Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical plans, dental and life insurance plans, bonus plans, long-term incentive plans (i.e., unit options and restricted common units) and other such benefits.

All costs incurred by Valero GP Holdings related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, are reimbursed by Valero L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP Holdings is reimbursed by Valero L.P., while such compensation expense pertaining to corporate officers of Valero Energy is reimbursed by Valero Energy affiliates other than us. Any liability of ours related to the various employee benefit plans, other than the bonus plans and the long-term incentive plans, is reflected in “notes payable to affiliates” in our consolidated balance sheets. The liability for the bonus plans is recorded by Valero L.P., and the obligation under the long-term incentive plans is reflected in “accrued liabilities” in our consolidated balance sheets.

Medical and other welfare benefits will continue to be provided to Valero GP, LLC employees under the Valero Energy flex benefits plan through December 31, 2006, at which time a new welfare benefit plan will be established by Valero GP, LLC for the following plan year. Valero GP, LLC will reimburse Valero Energy for the medical and other welfare benefits provided to Valero GP, LLC employees through December 31, 2006. Valero L.P. will continue to reimburse us for the cost of medical and other welfare benefits.

Obligations related to certain long-term disability (LTD) benefits under the Valero Energy flex benefits plan were retained by Valero GP, LLC, totaling $0.5 million as of July 1, 2006. Valero Energy has agreed to contribute assets to us equal to the amount of this liability as of July 1, 2006. Valero L.P. will continue to reimburse us for the cost of LTD benefits.

Valero GP, LLC retained the benefit obligations related to the post-retirement medical benefits for those employees that are not “retirement eligible” (employees over 55 years old with 5 years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, totaling $6.1 million as of July 1, 2006. Valero Energy retained the responsibility for the post-retirement medical benefit obligation for employees who are retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elect to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan (the Prior Pension Plan). Valero Energy agreed to contribute assets to us equal to the post-retirement benefit obligation we retained as of July 1, 2006. We expect to adopt a post-retirement medical benefits plan to be effective July 1, 2006 from which benefits will become payable to eligible employees beginning January 1, 2007.

Valero GP, LLC established new benefit plans for employees as follows:

Valero GP, LLC Thrift Plan

Effective June 26, 2006, we established the Valero GP, LLC Thrift Plan (the Thrift Plan), which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to substantially all of our employees in the United States who become eligible to participate upon date of hire.

Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation, which includes overtime and cash bonuses. In addition, participants who make a basic contribution of 8% can also make a supplemental contribution of up to 22% of their total annual compensation. The maximum match by us is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation excluding cash bonuses.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero GP, LLC Pension Plan

Effective July 1, 2006, we established the Valero GP, LLC Pension Plan, a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of our employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

Substantially all of our employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Prior Pension Plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service on or after July 1, 2006 will be covered by the Pension Plan.

Long-Term Incentive Plans

On July 19, 2006, our board of directors adopted the Valero GP Holdings, LLC Long-Term Incentive Plan (the 2006 LTIP) for our employees, consultants and directors and employees and consultants of our affiliates who perform services for us or our affiliates. The 2006 LTIP allows for the awarding of (i) unit options; (ii) performance units; (iii) restricted units; (iv) phantom units; (v) unit grants; and (vi) unit appreciation rights. The 2006 LTIP permits the granting of awards totaling an aggregate of 2,000,000 units. The 2006 LTIP will be administered by the compensation committee of our board of directors.

Our board of directors, or its compensation committee, in its discretion may terminate, suspend or discontinue the 2006 LTIP at any time with respect to any award that has not yet been granted. Our board of directors, or its compensation committee, also has the right to alter or amend the 2006 LTIP or any part of the 2006 LTIP from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Previously, Valero GP, LLC had adopted the 2000 Long-Term Incentive Plan (the 2000 LTIP). Valero GP, LLC retained obligations related to the 2000 LTIP benefits, totaling $1.5 million as of July 1, 2006. Valero Energy has agreed to contribute assets to us equal to the amount of this liability as of July 1, 2006. Valero L. P. will reimburse us for the cost of the 2000 LTIP and the 2006 LTIP benefits.

Excess Thrift Plan, Excess Pension Plan and SERP

In addition, effective July 1, 2006, Valero GP, LLC established an excess thrift plan (the Excess Thrift Plan), an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP). Effective as of July 1, 2006, eligible Valero GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan) and Valero Energy’s supplemental executive retirement plan (the Prior SERP), and ceased participating in Valero Energy’s excess thrift plan.

The Excess Thrift Plan provides benefits to those employees of Valero GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan shall consist of a separate plan for purposes of Title I of ERISA.

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Prior Pension Plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Prior Pension Plan (where applicable). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan will assume the liabilities of the Prior Excess Pension Plan as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Prior Pension Plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees. The SERP will assume the liabilities of the Prior SERP as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

Valero GP, LLC retained the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively, as of July 1, 2006. Valero Energy has agreed to contribute assets to us equal to the amounts of those retained liabilities.

9. INCOME TAXES

On August 14, 2006, Valero GP, LLC made an entity classification election to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). Beginning in the third quarter of 2006, our financial statements will reflect Valero GP, LLC’s treatment as a separate taxable corporate subsidiary of Valero GP Holdings. We will account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. Currently, we have not determined the impact of this election to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read Part II, Item 1A. “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement. Other unknown or unpredictable factors could also have material adverse effects on our future results. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of the Form 10-Q. We do not intend to update these statements unless it is required by the securities laws to do so, and we undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

We were formed in June 2000 as UDS Logistics, LLC. We changed our name to Valero GP Holdings, LLC in January 2006. In anticipation of our initial public offering, we transferred our ownership of 614,572 common units and 9,599,322 subordinated units of Valero L.P., a publicly traded Delaware limited partnership (NYSE symbol: VLI) to Riverwalk Holdings, LLC, our wholly owned subsidiary. On May 8, 2006, all of the subordinated units converted into Valero L.P. common units on a one-for-one basis in accordance with the terms of the Valero L.P. partnership agreement.

We own Riverwalk Logistics, L.P., which is the general partner of Valero L.P. Valero L.P. conducts substantially all of its business through its operating partnerships and wholly owned subsidiaries, Valero Logistics Operations, L.P. and Kaneb Pipe Line Operating Partnership, L.P. Through its subsidiaries, Valero L.P. is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

Our only cash generating assets are our indirect ownership interests in Valero L.P. Our aggregate ownership interests in Valero L.P. consist of the following:

•	the 2% general partner interest in Valero L.P., which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by Valero L.P., which entitle us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum percentage of 23%; and

•	10,222,630 common units of Valero L.P. representing a 21.4% limited partner interest in Valero L.P.

We account for our ownership interest in Valero L.P. using the equity method. Therefore, our financial results reflect a portion of Valero L.P.’s net income based on our ownership interest in Valero L.P. We have no separate operating activities apart from those conducted by Valero L.P. and therefore generate no revenues from operations.

Valero L.P. is required by its partnership agreement to distribute all of its available cash at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of Valero L.P.’s business or to provide funds for future distributions. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

Recent Developments

On July 19, 2006, our existing membership interests of our members consisted of 10,000,000 units representing limited liability company interests, and a 4.25-for-1 unit split was effected, resulting in 42,500,000 total units outstanding, all of which were owned by subsidiaries of Valero Energy, maintaining their pre-split ownership percentages. Immediately subsequent to the unit split, certain subsidiaries of Valero Energy sold 17,250,000 units in an initial public offering (IPO) for a price to the public of $22.00 per unit. We did not receive any proceeds from this offering. Subsequent to the IPO, subsidiaries of Valero Energy own 25,250,000 units or approximately 59.4% of our outstanding units.

Valero L.P. has issued common units to the public on three separate occasions, which has diluted our ownership percentage. These three issuances have resulted in increases (or credits) in our proportionate share of Valero L.P.’s capital because, in each case, the issuance price per unit exceeded our carrying amount per unit at the time of issuance. We had not recognized any SAB 51 credits in our consolidated financial statements through March 31, 2006 and were not permitted to do so until our subordinated units converted to Valero L.P. common units. In conjunction with the conversion of the subordinated units held by us to common units on May 8, 2006, we recognized the entire balance of $158.2 million in SAB 51 credits as an increase in our investment in Valero L.P. and an increase to members’ equity

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars, Except Unit and Per Unit Data)
Equity in earnings of Valero L.P.	$9,329	$8,680	$20,504	$17,340

General and administrative expenses	(18)	(16)	(26)	(16)
Other income, net	36	73	37	442
Interest income – affiliated	20	25	53	37
Interest expense – affiliated	(4,724)	(4,462)	(9,467)	(8,876)

Income before income tax expense	4,643	4,300	11,101	8,927
Income tax expense (benefit)	320	(23)	403	44

Net income	$4,323	$4,323	$10,698	$8,883

Basic and diluted net income per unit	$0.10	$0.10	$0.25	$0.21

Weighted average number of basic and diluted units outstanding	42,500,000	42,500,000	42,500,000	42,500,000

As discussed above, we account for our investment in Valero L.P. using the equity method. As a result, our equity in earnings of Valero L.P., our only source of income, directly fluctuates with the amount of Valero L.P.’s distributions and the results of operations of Valero L.P. The following table summarizes Valero L.P.’s results of operations and Valero GP Holdings’ equity in earnings of Valero L.P. for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Valero L.P. Statement of Income Data:
Revenues	$279,968	$58,306	$553,972	$114,941
Operating income	47,316	24,309	103,283	49,024
Income from continuing operations	31,792	18,852	71,381	38,116
Net income	31,553	18,852	71,004	38,116
Net income per unit applicable to limited partners	0.59	0.74	1.34	1.51
Cash distributions per unit applicable to limited partners	0.885	0.855	1.770	1.655

Valero GP Holdings’ Equity in Earnings of Valero L.P.:
General partner interest	$561	$347	$1,281	$710
General partner incentive distribution	3,480	1,500	6,959	2,613

General partner’s interest in net income and incentive distributions of Valero L.P.	4,041	1,847	8,240	3,323
Valero GP Holdings’ limited partner interest in net income of Valero L.P.	6,010	7,553	13,706	15,459
Amortization of step-up in basis related to Valero L.P.’s assets and liabilities	(722)	(720)	(1,442)	(1,442)

Valero GP Holdings’ equity in earnings of Valero L.P.	$9,329	$8,680	$20,504	$17,340

Valero L.P.’s operations, except for the storage lease and bunker fuel businesses, depend upon the level of throughputs moving through its assets. Accordingly, its operations are affected by scheduled maintenance turnarounds or other operational issues at refineries that it serves. Despite scheduled maintenance turnarounds and certain operational issues at certain refineries, Valero L.P.’s net income for the three and six months ended June 30, 2006 increased $12.7 million and $32.9 million, respectively, compared to the three and six months ended June 30, 2005, primarily due to its acquisition (Kaneb Acquisition) completed on July 1, 2005, of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb). Valero L.P.’s results of operations for the three and six months ended June 30, 2005 do not include any results associated with the Kaneb Acquisition.

Higher earnings at Valero L.P. caused an increase in our equity in earnings of Valero L.P. related to our general partner interest for the three and six months ended June 30, 2006 compared to those periods of 2005. Our ownership of Valero L.P.’s incentive distribution rights entitles us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum level of 23%. Valero L.P.’s distributions for the three and six months ended June 30, 2006 increased compared to the same periods of 2005 due to an increase in the per unit distribution and an increase in the number of Valero L.P. units outstanding resulting from the issuance of units in conjunction with the Kaneb Acquisition. As a result, our equity in earnings of Valero L.P. related to our incentive distribution rights also increased for those periods. Our equity in earnings of Valero L.P. related to our limited partner units decreased for the three and six months ended June 30, 2006 compared to 2005 due to declines in Valero L.P.’s net income per unit for those periods.

For the three and six months ended June 30, 2006 and 2005, Valero Energy did not allocate any corporate costs to us because management determined that no such corporate costs were incurred specifically on our behalf.

We incur interest expense on the balance of our notes payable to affiliates. The interest rate on the outstanding balance fluctuates monthly depending on Valero Energy’s overall cost of borrowing. As a result, our interest expense fluctuates depending upon the amount due to Valero Energy and the interest rate charged on that balance. As of June 30, 2006, the interest rate on our borrowings was 7.0%.

Income tax expense (benefit) for the three and six months ended June 30, 2006 and 2005, relates to state income and withholding taxes currently payable and deferred state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist.

Outlook

We expect Valero L.P.’s results of operations for the second half of 2006 to exceed its results of operations for the first half of 2006 due to increased throughputs as a result of completed capital projects, higher demand for asphalt and refined products, and higher tariffs, which went into effect on July 1, 2006. However, we expect Valero L.P.’s results of operations in the third quarter to be similar to the second quarter as it will continue to be impacted by scheduled turnarounds at the refineries it serves and higher maintenance expenses. We expect our results of operations to correspond to Valero L.P.’s results of operations and its level of distributions.

We expect our administrative expenses to increase beginning in the third quarter of 2006 compared to the historical amounts presented for the three and six months ended June 30, 2006 and 2005, as we begin incurring additional administrative expenses as a separate publicly traded company.

On July 19, 2006, Valero Energy made a capital contribution to us of the outstanding balance of our notes payable to affiliates, and therefore, we will no longer incur interest expense on the outstanding balance of the notes payable to affiliates. Accordingly, our interest expense in future periods will depend upon the amount of outstanding borrowings and the interest rate related to our three-year revolving credit facility with a borrowing capacity of up to $20 million. Currently, there are no amounts outstanding under our revolving credit facility.

On August 14, 2006, Valero GP, LLC made an entity classification election to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). Beginning in the third quarter of 2006, our financial statements will reflect Valero GP, LLC’s treatment as a separate taxable corporate subsidiary of Valero GP Holdings. Currently, we have not determined the impact of this election to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from Valero L.P. on our partnership interests, including all of the incentive distribution rights that we own. Due to our ownership of Valero L.P.’s incentive distribution rights, our portion of Valero L.P.’s total distributions may exceed our percentage ownership interest of 23.4%. Our primary cash requirements are for distributions to members, capital contributions to maintain Riverwalk Logistics, L.P.’s 2% general partner interest in Valero L.P. in the event Valero L.P. were to issue additional units, debt service requirements, if any, and general and administrative expenses. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from Valero L.P. and borrowings on our three-year revolving credit facility, if necessary.

Cash Flows for the Six Months Ended June 30, 2006 and 2005

Net cash provided by operating activities for the six months ended June 30, 2006 was $11.1 million compared to $7.3 million for the six months ended June 30, 2005 primarily due to higher net income. Net cash provided by investing activities for the six months ended June 30, 2006 was $5.6 million compared to $4.2 million for the six months ended June 30, 2005. Net cash provided by operating and investing activities were mainly used to fund distributions to Valero Energy in the amount of $16.8 million and $6.2 million for the six months ended June 30, 2006 and the six months ended June 30, 2005, respectively.

Cash Distributions

Our limited liability company agreement requires that, within 50 days after the end of each quarter beginning with the quarter ending September 30, 2006, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors, to fund debt we may incur, if any, general and administrative expenses, future distributions and other miscellaneous uses of cash.

The table set forth below shows the cash distributions declared and paid for the periods shown with respect to our ownership interests in Valero L.P. and incentive distribution rights (dollars and units in thousands, except per unit amounts).

	Cash Distributions Paid by Valero L.P. (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash distributions per unit	$0.885	$0.800	$1.740	$1.600
Average number of Valero L.P. limited partner units outstanding (b)	46,810	23,041	46,810	23,041
Total cash distributions made by Valero L.P. to all partners	$45,823	$19,944	$89,773	$39,888
Cash distributions we received from Valero L.P.:
Distributions on general partner interest (2%)	$916	$399	$1,795	$798
Distributions on incentive distribution rights	3,480	1,112	6,528	2,224
Distributions on our limited partnership interests	9,050	8,190	17,783	16,382

Total cash distributions received by us	$13,446	$9,701	$26,106	$19,404

Distributions to us as a percentage of total cash distributions	29.3%	48.6%	29.1%	48.6%

(a)	Distributions declared for a quarter are paid by Valero L.P. within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.
(b)	Average number of Valero L.P. limited partner units outstanding on the distribution record dates for the periods presented.

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. For example, we expect to fund capital contributions in Valero L.P. to maintain our 2% general partner interest in the event Valero L.P. issues additional units through borrowings under the Credit Facility, and we may initially meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

Of the Credit Facility’s $20 million commitment, up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. The Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers. Borrowings under the Credit Facility bear interest, at our option, at either: (i) the higher of (a) JPMorgan Chase Bank, N.A.’s prime rate or (b) the federal funds effective rate plus one-half percent; or (ii) the Eurodollar rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus an applicable margin that will vary between 0.27% and 0.70% based upon our credit rating.

Under the terms of the Credit Facility, Valero L.P. will be required to maintain a total debt-to-EBITDA ratio of less than 4.75-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in Valero L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter.

Additionally, the Credit Facility contains customary events of default, including in the event of a “change in control,” that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Facility. A “change in control” is defined to mean any of the following events: (i) we cease, indirectly or directly, to own all of the issued and outstanding equity interests of the general partner(s) of Valero L.P., or we no longer have the power, directly or indirectly, to direct or to cause the direction of the management or the policies of Valero L.P.; or (ii) the occurrence of any transaction that results in any person or group, other than Valero Energy or an entity with unsecured senior debt with an investment grade rating, becoming the beneficial owner of more than 50% of our equity interests.

Administration Agreement

We entered into an Administration Agreement with Valero GP, LLC on July 19, 2006. The Administration Agreement provides, among other things, that:

•	Valero GP, LLC provides all employees for us; and

•	Valero GP, LLC provides us with all executive management and other administrative services.

The annual charges to be paid under the Administration Agreement will be $0.5 million. This amount will be increased annually to reflect Valero GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to us or Valero GP, LLC’s actual payroll cost, are subject to the approval of Valero GP, LLC’s conflicts committee. We will also reimburse Valero GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that Valero GP, LLC incurs while providing services to us pursuant to the Administration Agreement.

The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. We may cancel or reduce the services provided under this agreement on 60 days written notice. The Administration Agreement will terminate upon the change of control of either us or Valero GP, LLC.

Employee Benefits

Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical plans, dental and life insurance plans, bonus plans, long-term incentive plans (i.e., unit options and restricted common units) and other such benefits.

All costs incurred by Valero GP Holdings related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, are reimbursed by Valero L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP Holdings is reimbursed by Valero L.P., while such compensation expense pertaining to corporate officers of Valero Energy is reimbursed by Valero Energy affiliates other than us. Any liability of ours related to the various employee benefit plans, other than the bonus plans and the long-term incentive plans, is reflected in “notes payable to affiliates” in our consolidated balance sheets. The liability for the bonus plans is recorded by Valero L.P., and the obligation under the long-term incentive plans is reflected in “accrued liabilities” in our consolidated balance sheets.

Medical and other welfare benefits will continue to be provided to Valero GP, LLC employees under the Valero Energy flex benefits plan through December 31, 2006, at which time a new welfare benefit plan will be established by Valero GP, LLC for the following plan year. Valero GP, LLC will reimburse Valero Energy for the medical and other welfare benefits provided to Valero GP, LLC employees through December 31, 2006. Valero L.P. will continue to reimburse us for the cost of medical and other welfare benefits.

Obligations related to certain long-term disability (LTD) benefits under the Valero Energy flex benefits plan were retained by Valero GP, LLC, totaling $0.5 million as of July 1, 2006. Valero Energy has agreed to contribute assets to us equal to the amount of this liability as of July 1, 2006. Valero L.P. will continue to reimburse us for the cost of LTD benefits.

Valero GP, LLC retained the benefit obligations related to the post-retirement medical benefits for those employees that are not “retirement eligible” (employees over 55 years old with 5 years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, totaling $6.1 million as of July 1, 2006. Valero Energy retained the responsibility for the post-retirement medical benefit obligation for employees who are retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elect to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan (the Prior Pension Plan). Valero Energy agreed to contribute assets to us equal to the post-retirement benefit obligation we retained as of July 1, 2006. We expect to adopt a post-retirement medical benefits plan that will provide comparable benefits to our employees beginning January 1, 2007.

Valero GP, LLC established new benefit plans for employees as follows:

Valero GP, LLC Thrift Plan. Effective June 26, 2006, we established the Valero GP, LLC Thrift Plan (the Thrift Plan), which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to substantially all of our employees in the United States who become eligible to participate upon date of hire.

Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation, which includes overtime and cash bonuses. In addition, participants who make a basic contribution of 8% can also make a supplemental contribution of up to 22% of their total annual compensation. The maximum match by us is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation excluding cash bonuses.

Valero GP, LLC Pension Plan. Effective July 1, 2006, we established the Valero GP, LLC Pension Plan, a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of our employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

Substantially all of our employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Prior Pension Plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service on or after July 1, 2006 will be covered by the Pension Plan.

Long-Term Incentive Plans. On July 19, 2006, our board of directors adopted the Valero GP Holdings, LLC Long-Term Incentive Plan (the 2006 LTIP) for our employees, consultants and directors and employees and consultants of our affiliates who perform services for us or our affiliates. The 2006 LTIP allows for the awarding of (i) unit options; (ii) performance units; (iii) restricted units; (iv) phantom units; (v) unit grants; and (vi) unit appreciation rights. The 2006 LTIP permits the granting of awards totaling an aggregate of 2,000,000 units. The 2006 LTIP will be administered by the compensation committee of our board of directors.

Our board of directors, or its compensation committee, in its discretion may terminate, suspend or discontinue the 2006 LTIP at any time with respect to any award that has not yet been granted. Our board of directors, or its compensation committee, also has the right to alter or amend the 2006 LTIP or any part of the 2006 LTIP from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Previously, Valero GP, LLC had adopted the 2000 Long-Term Incentive Plan (the 2000 LTIP). Valero GP, LLC retained obligations related to the 2000 LTIP benefits, totaling $1.5 million as of July 1, 2006. Valero Energy has agreed to contribute assets to us equal to the amount of this liability as of July 1, 2006. Valero L.P. will reimburse us for the cost of the 2000 LTIP and the 2006 LTIP benefits.

Excess Thrift Plan, Excess Pension Plan and SERP. In addition, effective July 1, 2006, Valero GP, LLC established an excess thrift plan (the Excess Thrift Plan), an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP). Effective as of July 1, 2006, eligible Valero GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan) and Valero Energy’s supplemental executive retirement plan (the Prior SERP), and ceased participating in Valero Energy’s excess thrift plan.

The Excess Thrift Plan provides benefits to those employees of Valero GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan shall consist of a separate plan for purposes of Title I of ERISA.

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Prior Pension Plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Prior Pension Plan (where applicable). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan will assume the liabilities of the Prior Excess Pension Plan as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Prior Pension Plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees. The SERP will assume the liabilities of the Prior SERP as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

Valero GP, LLC retained the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively, as of July 1, 2006. Valero Energy has agreed to contribute assets to us equal to the amounts of those retained liabilities.

Other Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in Valero L.P. Valero L.P. is subject to certain loss contingencies (see Part II, Item 1. “Legal Proceedings”), the outcome of which could have an effect on Valero L.P.’s cash flows. Specifically, Valero L.P. may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of becoming a public company during July 2006, the report regarding the effectiveness of our “internal control over financial reporting” that is required under the rules promulgated under the Securities Exchange Act of 1934 is not applicable to Valero GP Holdings, LLC in 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Valero GP Holdings, LLC is not currently a party to any material legal proceedings. However, our subsidiaries are named as a defendant in litigation relating to their normal business operations, including regulatory and environmental matters. As used in this Part II of this report (unless otherwise specified), “we,” “us” and “our” refer to Valero GP Holdings, LLC and its subsidiaries. We are insured against various business risks to the extent we believe is prudent; however, there can be no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activity.

With respect to the environmental proceedings listed below, if any one or more of them were decided against us, we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of any of these proceedings or whether such ultimate outcome may have a material effect on our consolidated financial position.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (together with its subsidiaries, Kaneb) in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base (Otis AFB) in Massachusetts. Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the trial court’s final judgment to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, Valero L.P. intends to resume vigorous prosecution of the appeal.

Otis AFB is a part of a Superfund Site pursuant to CERCLA. The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against Valero L.P. on this matter and Valero L.P. has not made any payments toward costs incurred by the Department of Justice.

Port of Vancouver Matter. Valero L.P. owns a chemical and refined products terminal on property owned by the Port of Vancouver, and Valero L.P. leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on Valero L.P.’s site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Valero L.P. disputes this assertion. No lawsuits have been filed against Valero L.P. in this matter, and we have not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

Environmental and Safety Compliance Matters. While it is not possible to predict the outcome of the following environmental and safety compliance proceedings, if any one or more of them were decided adversely against us, we believe that there would be no material effect on its consolidated financial position, liquidity or results of operations. Nevertheless, we report these proceedings to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, the Illinois State General’s Office has proposed penalties totaling $133,000 related to a pipeline leak at Valero L.P.’s Chillicothe Terminal. Valero L.P. is currently in settlement negotiations with this government agency to resolve this matter. The California Bay Area Air Quality Management District proposed penalties for air violations at Valero L.P.’s Selby terminal. In June 2006, the California Bay Area Air Quality Management District agreed to settle the air violations at the Selby terminal for penalties totaling approximately $256,000.

The California Bay Area Air Quality Management District has proposed penalties totaling $494,000 for alleged air violations at a terminal in Martinez, California. Valero L.P. sold the Martinez terminal to Pacific Energy Group LLC, a subsidiary of Pacific Energy Partners, L.P., on September 30, 2005. As a part of the asset purchase agreement, Pacific Energy Group, LLC assumed responsibility for the notices of violation at the Martinez terminal.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe that the possibility is remote that the final outcome of any of these claims or proceedings to which we or our subsidiaries are a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A. Risk Factors

Risks Inherent in an Investment in Us

Our only cash generating assets are our ownership interests in Valero GP, LLC and Riverwalk Holdings, LLC, which own the 2% general partner interest, 100% of the incentive distribution rights and a 21.4% limited partner interest in Valero L.P. Our cash flow and ability to make distributions is therefore completely dependent upon the ability of Valero L.P. to make cash distributions to its partners, including us. If Valero L.P. does not make cash distributions or reduces the level of cash distributions to its partners, we may not have sufficient cash to pay distributions at all.

Our operating cash flow is currently completely dependent upon Valero L.P. making cash distributions to its partners, including us. The amount of cash that Valero L.P. can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of crude oil and refined product transported in its pipelines;

•	throughput volumes in its terminals and storage facilities;

•	tariff rates and fees it charges and the margins it realizes for its services;

•	the level of its operating costs;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the effect of worldwide energy conservation measures; and

•	prevailing economic conditions.

In addition, the actual amount of cash that Valero L.P. will have available for distribution will depend on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	receipts or payments under interest rate swaps;

•	the sources of cash used to fund its acquisitions;

•	the level of capital expenditures it makes;

•	fluctuations in its working capital needs;

•	issuances of debt and equity securities; and

•	adjustments in cash reserves made by Valero L.P.’s general partner in its discretion.

Because of these factors, Valero L.P. may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. Furthermore, cash distributions to Valero L.P. unitholders depend primarily upon cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, Valero L.P. may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records net income. Please read “— Risks Related to Valero L.P.’s Business” for a discussion of further risks affecting Valero L.P.’s ability to generate cash for distribution.

In the future, we may not have sufficient cash to pay distributions or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from Valero L.P., the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions Valero L.P. makes to its unitholders, including us. We cannot assure you that Valero L.P. will continue to make quarterly distributions at its current level, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if Valero L.P. increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by Valero L.P. to us. Our ability to distribute cash received from Valero L.P. to our unitholders is limited by a number of factors, including:

•	interest expense and principal payments on any indebtedness we may incur;

•	restrictions on distributions contained in any future debt agreements;

•	our general and administrative expenses, including expenses we will incur as a result of being a public company;

•	expenses of our subsidiaries, including tax liabilities of our corporate subsidiaries, if any;

•	reserves necessary for us to make the capital contributions to maintain our 2% general partner interest in Valero L.P., as required by the partnership agreement of Valero L.P. upon the issuance of additional partnership securities by Valero L.P.; and

•	reserves our board of directors believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

We cannot guarantee that in the future we will be able to pay distributions or that any distributions Valero L.P. does pay to us will allow us to pay distributions. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of Valero L.P. A reduction in the amount of cash distributed by Valero L.P. per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay a quarterly distribution.

Valero L.P.’s unitholders, excluding the owner of Valero L.P.’s general partner, have the right to remove Valero L.P.’s general partner by a simple majority vote, which would cause us to divest our indirect general partner interest and incentive distribution rights in Valero L.P. in exchange for cash or common units of Valero L.P. and cause us to lose our ability to manage Valero L.P.

We currently manage Valero L.P. through Riverwalk Logistics, L.P. (Riverwalk Logistics), Valero L.P.’s general partner and our indirect, wholly owned subsidiary. Valero L.P.’s partnership agreement, however, gives unitholders of Valero L.P. the right to remove the general partner of Valero L.P. upon the affirmative vote of holders of a majority of outstanding Valero L.P. common units, excluding the common units owned by us. We own a 21.4% limited partner interest in Valero L.P., and the public unitholders own 76.6%. If Riverwalk Logistics were removed as the general partner of Valero L.P., it would receive cash or common units in exchange for its 2% general partner interest and the incentive distribution rights and would lose its ability to manage Valero L.P. While the common units or cash that Riverwalk Logistics would receive are intended under the terms of Valero L.P.’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash as or be as valuable as the 2% general partner interest and incentive distribution rights had we retained them.

Valero L.P.’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate the growth strategy of Valero L.P. Our board of directors can give this consent without a vote of our unitholders.

We indirectly own Valero L.P.’s general partner, which owns the incentive distribution rights in Valero L.P. that entitle us to receive increasing percentages, up to a maximum of 23%, of any cash distributed by Valero L.P. as it reaches a distribution of $0.66 per Valero L.P. common unit in any quarter. A substantial portion of the cash flows we receive from Valero L.P. is provided by these incentive distributions. Our limited liability company agreement provides that our board of directors may consent to the elimination, reduction or modification of the incentive distribution rights without your approval if it determines that the elimination, reduction or modification will not adversely affect our unitholders in any material respect.

The amount of cash distributions that we are able to distribute to you will be reduced by the costs associated with our being a public company, other general and administrative expenses and any reserves that our board of directors believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a public company, which we expect to be approximately $2.4 million per year, and other operating expenses, reserves to satisfy debt service requirements, if any, and reserves for future distributions. Prior to our initial public offering in July 2006, we were a private company and did not file reports with the SEC. Upon our initial public offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended.

In addition, we may reserve funds to allow our indirect wholly owned subsidiary, Riverwalk Logistics, to maintain its 2% general partner interest in Valero L.P. by making capital contributions to Valero L.P. when Valero L.P. issues additional common units.

Restrictions in our credit facility limit our ability to make distributions to our unitholders.

Our credit facility contains covenants limiting our ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to our unitholders. It also contains covenants requiring Valero L.P. to maintain certain financial ratios. Our and Valero L.P.’s ability to comply with any restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are or Valero L.P. is unable to comply with these restrictions and covenants, a significant portion of any future indebtedness under our credit facility may become immediately due and payable, and our lenders’ commitment to make loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution on our units. Our credit facility limits our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distribution.

In addition, any future levels of indebtedness may:

•	adversely affect our ability to obtain additional financing for future operations or capital needs;

•	limit our ability to pursue acquisitions and other business opportunities; or

•	make our results of operations more susceptible to adverse economic or operating conditions.

Various limitations in any future financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities.

Our ability to sell our ownership interests in Valero L.P. may be limited by securities laws restrictions and liquidity constraints.

All of the units of Valero L.P. that we own are unregistered, restricted securities, within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these units, we are limited to selling into the market in any three-month period an amount of Valero L.P. common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. We face contractual limitations on our ability to sell our 2% general partner interest and incentive distribution rights and the market for such interests is illiquid.

The market price of our units could be adversely affected by sales of substantial amounts of our units into the public markets, including sales by our existing unitholders.

Sales by us or any of our existing unitholders, including subsidiaries of Valero Energy Corporation (Valero Energy), of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to those holders, subject to certain limitations. Valero Energy and its subsidiaries currently own 25,250,000 units, or approximately 59% of our outstanding units. Upon the expiration of the 180-day lock-up period following our initial public offering in January 2007, Valero Energy and its subsidiaries intend to further reduce and ultimately sell all of their units pending market conditions. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

Distributions on our incentive distribution rights in Valero L.P. are more uncertain than distributions on the common units we hold.

Our indirect ownership of the incentive distribution rights in Valero L.P. entitles us to receive our pro rata share of specified percentages of total cash distributions made by Valero L.P. with respect to any particular quarter only in the event that Valero L.P. distributes more than $0.60 per unit for such quarter. As a result, the holders of Valero L.P.’s common units have a priority over the holders of Valero L.P.’s incentive distribution rights to the extent of cash distributions by Valero L.P. up to and including $0.60 per unit for any quarter.

Our incentive distribution rights entitle us to receive increasing percentages, up to 23%, of all cash distributed by Valero L.P. Because the incentive distribution rights currently participate at the maximum 23% target cash distribution level in all distributions made by Valero L.P. at or above the current distribution level, future growth in distributions we receive from Valero L.P. will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Furthermore, a decrease in the amount of distributions by Valero L.P. to less than $0.66 per common unit per quarter would reduce our percentage of the incremental cash distributions above $0.60 per common unit per quarter from 23% to 8%. As a result, any such reduction in quarterly cash distributions from Valero L.P. would have the effect of disproportionately reducing the amount of all distributions that we receive from Valero L.P. based on our ownership interest in the incentive distribution rights in Valero L.P. as compared to cash distributions we receive from Valero L.P. on our 2% general partner interest in Valero L.P. and our Valero L.P. common units.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.

Prior to our initial public offering in July 2006, we were a private company and have not filed reports with the SEC. We are now subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. We produce our consolidated financial statements in accordance with the requirements of generally accepted accounting principles in the United States (GAAP), but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, to prevent fraud and to operate successfully as a company with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 will require us, among other things, annually to review and report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We must comply with Section 404 for our fiscal year ending December 31, 2007. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation or other effective improvement of our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our conclusions about the effectiveness of our internal controls. Ineffective internal controls subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the market price of our units.

Valero Energy’s contemplated further divestiture of its ownership interest in us may cause an increase in Valero L.P.’s administrative costs and expenses, which may reduce the cash available for distribution to Valero L.P.’s partners and, as a result, to our unitholders.

Should Valero Energy reduce its ownership in us from the current 59% to below 50%, Valero L.P. will be required to purchase and maintain separate software license agreements. The estimated purchase cost of such licenses is approximately $4.3 million, with associated annual maintenance fees of approximately $0.8 million. In addition to software licenses, Valero L.P. also benefits from common overhead infrastructure with Valero Energy — primarily in the areas of information technology systems and employee benefit plan administration. If Valero L.P. ceases to obtain services from Valero Energy or upon expiration of the Third Amended and Restated Services Agreement among certain subsidiaries of Valero Energy, Valero L.P., Valero Logistics Operations, L.P. (Valero Logistics), Riverwalk Logistics, and Valero GP, LLC (the Services Agreement) in 2011, Valero L.P.’s results of operations would be adversely impacted. The annual license fees or any additional administrative costs incurred upon termination or expiration of the Services Agreement, respectively, may reduce the cash available for distribution to Valero L.P.’s partners, including us, and as a result reduce the cash available for distribution to our unitholders.

If Valero L.P.’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of Valero L.P., it may not be able to satisfy its obligations and its cash flows will be reduced.

The general partner of Valero L.P. and its affiliates may make expenditures on behalf of Valero L.P. for which they will seek reimbursement from Valero L.P. In addition, under Delaware law, the general partner, in its capacity as the general partner of Valero L.P., has unlimited liability for the obligations of Valero L.P., such as its debts and environmental liabilities, except for those contractual obligations of Valero L.P. that are expressly made without recourse to the general partner. To the extent Riverwalk Logistics incurs obligations on behalf of Valero L.P., it is entitled to be reimbursed or indemnified by Valero L.P. If Valero L.P. does not reimburse or indemnify its general partner, Riverwalk Logistics may be unable to satisfy these liabilities or obligations, which would reduce its cash flows. In turn, Riverwalk Logistics would have less cash to distribute to us.

If distributions on our units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such payments in the future.

Our distributions to our unitholders will not be cumulative. Consequently, if distributions on our units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such payments in the future.

Our cash distribution policy limits our growth because we do not retain earnings to reinvest in any acquisitions or growth capital expenditures.

Because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. In fact, our growth is currently completely dependent upon Valero L.P.’s ability to increase its quarterly distributions because our only cash-generating assets are indirect ownership interests in Valero L.P. If we issue additional units or incur debt to fund acquisitions and growth capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

Consistent with the terms of its partnership agreement, Valero L.P. distributes to its partners its available cash each quarter. In determining the amount of cash available for distribution, Valero L.P. sets aside cash reserves, which it uses to fund its growth capital expenditures. Additionally, it has relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund its acquisition capital expenditures. Accordingly, to the extent Valero L.P. does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. In addition, to the extent Valero L.P. issues additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that Valero L.P. will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance its growth strategy would result in increased interest expense to Valero L.P., which in turn may impact the available cash that we have to distribute to our unitholders.

If in the future we cease to manage Valero L.P., we may be deemed to be an investment company under the Investment Company Act of 1940, which would cause us to either have to register as an investment company, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights.

If we cease to manage Valero L.P. as a consequence of Riverwalk Logistics’ removal or withdrawal as Valero L.P.’s general partner or otherwise, and are deemed to be an investment company under the Investment Company Act of 1940 because of our ownership of Valero L.P. partnership interests, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the sale and purchase of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage.

An increase in interest rates may cause the market price of our units to decline resulting in the loss of a portion of your investment in us.

As interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as limited liability company membership interests. Reduced demand for our units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our units to decline. As a result, you may lose a portion of your investment in us.

We may issue an unlimited number of additional securities without the consent of our unitholders, which will dilute your ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.

At any time we may issue an unlimited number of additional securities without the approval of our unitholders on terms and conditions determined by our board of directors. The issuance by us of additional units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the ratio of taxable income to distributions may increase; and

•	the market price of the units may decline.

Valero L.P. may issue additional Valero L.P. units, which may increase the risk that Valero L.P. will not have sufficient available cash to maintain or increase its per unit cash distribution level and that we will have to make a capital contribution to Valero L.P.

Valero L.P. may issue additional Valero L.P. units, including units that rank senior to the Valero L.P. common units and the incentive distribution rights as to quarterly cash distributions, on the terms and conditions established by its general partner. Additionally, we are required to make additional capital contributions to Valero L.P. upon Valero L.P.’s issuance of additional units in order to maintain our 2% general partner interest in Valero L.P. Furthermore, to the extent Valero L.P. issues units that are senior to the Valero L.P. common units and the incentive distribution rights, their issuance will render more uncertain the payment of distributions on the common units and the incentive distribution rights. Neither the common units nor the incentive distribution rights are entitled to any arrearages from prior quarters. The payment of distributions on any additional Valero L.P. units may increase the risk that Valero L.P. will be unable to maintain or increase its per unit cash distribution level and the requirement that we make capital contributions to Valero L.P. to maintain our 2% general partner interest may impact the available cash that we have to distribute to our unitholders.

Anti-takeover provisions in our limited liability company agreement may make an acquisition of us more complicated and the removal and replacement of our directors and executive officers more difficult.

Our limited liability company agreement contains provisions that may delay or prevent a change in control. These provisions may also make it difficult for unitholders to remove and replace our board of directors and executive officers.

Section 203. Our limited liability company agreement effectively adopts Section 203 of the Delaware General Corporation Law (DGCL). Section 203 of the DGCL as it applies to us prevents an interested unitholder, defined as a person who owns 15% or more of our outstanding units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for our units.

Limited Voting Rights. Our limited liability company agreement provides that if any person or group other than our affiliates acquires beneficial ownership of 20% or more of any class of units, that person or group loses voting rights on all of its units. This loss of voting rights does not apply to any person or group that acquires all of its units from our affiliates or any transferees of that person or group approved by our board of directors or to any person or group who acquires the units with the prior approval of our board of directors.

Staggered Board. In addition, our limited liability company agreement divides our board of directors into two classes serving staggered two-year terms and permits the board to be divided into three classes serving staggered three-year terms upon the election of a fifth director to our board. This provision, when coupled with the provision of our limited liability company agreement authorizing only the board of directors to fill vacant or newly created directorships or increase the size of the board of directors and the provision providing that directors may only be removed at a meeting of unitholders and cannot be done by written consent, may deter a unitholder from gaining control of our board of directors by removing incumbent directors or increasing the number of directorships and simultaneously filling the vacancies or newly created directorships with its own nominees.

Preferred Unit Purchase Rights. Concurrent with the closing of our initial public offering, we issued preferred unit purchase rights that are attached to each of our outstanding units. The rights become exercisable under specified circumstances, including any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. If events specified in the unit purchase rights plan occur, each holder of rights other than the acquiring person can exercise their rights. When a holder exercises a right, the holder will be entitled to receive units valued at some multiple of the exercise price of the right. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the rights prior to a person or group becoming an acquiring person.

These provisions may delay or prevent a third party from acquiring us and any such delay or prevention could cause the market price of our units to decline.

Valero L.P.’s common unitholders may not have limited liability if a court finds that limited partner actions constitute control of Valero L.P.’s business and may therefore become liable for certain of Valero L.P.’s obligations, which may impact the cash we have available to make distributions.

Under Delaware law, common unitholders could be held liable for Valero L.P.’s obligations to the same extent as a general partner if a court determined that actions of a common unitholder constituted participation in the “control” of Valero L.P.’s business.

Under Delaware law, the general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a limited partner may be liable to Valero L.P. for the amount of a distribution for a period of three years from the date of the distribution.

Risks Related to Conflicts of Interest

Although we manage Valero L.P. through our indirect ownership of its general partner, Valero L.P.’s general partner owes fiduciary duties to Valero L.P. and Valero L.P.’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including Valero L.P.’s general partner, on the one hand, and Valero L.P. and its limited partners, on the other hand. The directors and officers of Valero GP, LLC have fiduciary duties to manage Valero L.P.’s business in a manner beneficial to us, its owner. At the same time, Valero GP, LLC has a fiduciary duty to manage Valero L.P. in a manner beneficial to Valero L.P. and its unitholders. The board of directors of Valero GP, LLC or its conflicts committee will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. Our independent directors will not be the same as the independent directors who serve on the conflicts committee of Valero GP, LLC. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to Valero L.P. and us;

•	the entering into, interpretation and enforcement of contractual obligations between us and our affiliates, including Valero Energy, on the one hand, and Valero L.P., on the other hand;

•	the determination and timing of the amount of cash to be distributed to Valero L.P.’s partners and the amount of cash to be reserved for the future conduct of Valero L.P.’s business;

•	any proposal by Valero GP, LLC to eliminate, reduce or modify the incentive distribution rights;

•	the decision whether Valero L.P. should make acquisitions, and on what terms;

•	the determination of whether Valero L.P. should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions to Valero L.P.’s partners or otherwise; and

•	any decision we make in the future to engage in business activities independent of, or in competition with, Valero L.P.

Our limited liability company agreement limits and modifies our directors’ fiduciary duties and the fiduciary duties of our officers and directors may conflict with those of Valero L.P.’s general partner’s officers and directors.

Our limited liability company agreement contains provisions that modify and limit our directors’ fiduciary duties to our unitholders. For example, our limited liability company agreement provides that:

•	our directors will not have any liability to us or our unitholders for decisions made in good faith, meaning they believed the decision was in our best interests; and

•	our board of directors will not be liable for monetary damages to us or our unitholders for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the board of directors acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such conduct was unlawful.

Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our unitholders. Simultaneously, a majority of our directors and all of our officers are also directors and officers of Valero GP, LLC, the general partner of Valero L.P.’s general partner, and have fiduciary duties to manage the business of Valero L.P. in a manner beneficial to Valero L.P. and its unitholders. For instance, William E. Greehey is our Chairman of the Board as well as the Chairman of the Boards of Valero GP, LLC and Valero Energy. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to Valero L.P., on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, we share executive officers and administrative personnel with Valero L.P.’s general partner to operate both our business and Valero L.P.’s business. Our executive officers, who are also the executive officers of Valero L.P.’s general partner, will allocate, in their reasonable and sole discretion, their time spent on our behalf and on behalf of Valero L.P. These allocations may not be the result of arms-length negotiations between Valero L.P.’s general partner and us, and therefore the allocations may not exactly match the actual time and overhead spent.

When Valero Energy reduces its ownership interest such that it owns less than 20% of us or Valero GP, LLC, Valero Energy and its affiliates may directly compete with Valero L.P., which could cause conflicts of interest and may adversely impact Valero L.P., and as a result, our results of operations and cash available for distribution.

Under Valero L.P.’s Amended and Restated Omnibus Agreement, when Valero Energy reduces its ownership interest such that it owns less than 20% of us or Valero GP, LLC, Valero Energy and its affiliates will no longer be prohibited from engaging in the business of transporting crude oil or refined petroleum products (including petrochemicals) or operating crude oil storage or refined petroleum products terminalling assets in the United States. As a result, Valero Energy could directly compete with Valero L.P., which could cause conflicts of interest among these entities and adversely impact Valero L.P., and as a result, our results of operations and cash available for distribution. It is Valero Energy’s intent to further reduce and ultimately sell all of its indirect ownership interest in us, pending market conditions.

Subsidiaries of Valero Energy control us and own a sufficient number of our units to block any attempt to remove or replace our board of directors.

Subsidiaries of Valero Energy currently own an aggregate of approximately 59% of our outstanding units. Accordingly, Valero Energy is able to determine all matters requiring the majority approval of the holders of our units. As long as Valero Energy beneficially owns a majority interest in us, it will have the ability to elect all members of our board of directors and to manage our affairs. Valero Energy is able to cause or prevent a change of control of our company. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or potential change of control of our company, regardless of whether a premium is offered over then current market prices.

Our affiliates have a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our affiliates own more than 80% of our outstanding units, we will have the right, but not the obligation, which we may assign to any of our affiliates, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than the then current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. Valero Energy, our current indirect owner, currently owns approximately 59% of our units.

Risks Related to Valero L.P.’s Business

A decline in production at the Valero Energy refineries Valero L.P. serves or the Tesoro Mandan refinery could materially reduce the volume of crude oil and refined petroleum products Valero L.P. transports or stores in its assets.

A decline in production at the Valero Energy refineries Valero L.P. serves, or at the Tesoro Mandan refinery, could materially reduce the volume of crude oil and refined petroleum products Valero L.P. transports on those pipelines that are connected to these refineries or the volumes of refined petroleum products Valero L.P. stores in related terminals. As a result, Valero L.P.’s financial position and results of operations and its ability to make distributions to its partners could be adversely affected. The Valero Energy refineries served by Valero L.P.’s assets or the Tesoro Mandan refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined petroleum products such as:

•	scheduled upgrades or maintenance;

•	unscheduled maintenance or catastrophic events, such as a fire, flood, explosion or power outage;

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that require the halting of all or a portion of the operations of the refinery; or

•	legislation or regulation that adversely impacts the economics of refinery operations.

For example, Valero L.P.’s operations are expected to be negatively impacted by lower throughput volumes in 2006 due to scheduled maintenance turnarounds at some of the Valero Energy refineries Valero L.P. serves.

Valero L.P.’s future financial and operating flexibility may be adversely affected by restrictions in its debt agreements and by its, our and Valero Energy’s leverage.

Debt service obligations, restrictive covenants in its credit facilities and the indentures governing its outstanding senior notes and maturities resulting from this leverage may adversely affect Valero L.P.’s ability to finance future operations, pursue acquisitions and fund other capital needs and Valero L.P.’s ability to pay cash distributions to unitholders. In addition, this leverage may make Valero L.P.’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of its debt agreements, Valero L.P. would be prohibited from making cash distributions to its unitholders.

Additionally, Valero L.P. may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current rates.

Further, if one or more credit rating agencies were to downgrade the outstanding indebtedness of Valero Energy, Valero L.P. could experience a similar downgrade of its outstanding indebtedness, an increase in its borrowing costs, difficulty accessing capital markets or a reduction in the market price of its common units. Such a development could adversely affect Valero L.P.’s ability to finance acquisitions, refinance existing indebtedness and make cash distributions to its partners, including us.

Valero L.P.’s subsidiary, Valero Logistics, may be unable to purchase its senior notes upon a change of control of Valero GP Holdings.

It is Valero Energy’s intent to reduce and ultimately sell all of its ownership interest in us, pending market conditions. If Valero Energy’s or an investment grade entity’s ownership interest in us decreases below 51%, Valero Logistics will be obligated to offer to repurchase its $350 million outstanding senior notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Valero Energy currently indirectly owns approximately 59% of our outstanding units.

If Valero Logistics is required to make such an offer, it may not have sufficient funds to pay the purchase price, and it may be required to secure third-party financing to do so. Valero Logistics may not be able to obtain such financing on commercially reasonable terms, on terms acceptable to Valero Logistics or at all. Valero Logistics’ and its subsidiaries’ current and future credit agreements and other indebtedness may contain restrictions on the ability of Valero Logistics to repurchase the notes upon such a change in control. The failure of Valero Logistics to repurchase the notes tendered to it upon a change in control would constitute an event of default under the indentures governing its senior notes, and thus an event of default under Valero Logistics’ credit agreements, and would have a material adverse effect on Valero L.P.’s financial condition.

Valero L.P. depends on Valero Energy for a significant portion of its revenues and throughputs of crude oil and refined products. Any reduction in the crude oil and refined products that Valero L.P. transports or stores for Valero Energy, as a result of scheduled or unscheduled refinery maintenance, upgrades or shutdowns or otherwise, could result in a decline in Valero L.P.’s revenues, earnings and cash available to pay distributions.

Valero L.P. acquired Kaneb Services LLC and Kaneb Pipe Line Partners, L.P. (together, Kaneb) effective July 1, 2005; however, Valero L.P. continues to rely on Valero Energy for a significant portion of its revenues. For the year ended December 31, 2005 and the six months ended June 30, 2006, Valero Energy accounted for approximately 34% and 22%, respectively, of Valero L.P.’s revenues. While some of Valero L.P.’s relationships with Valero Energy are subject to long-term contracts, Valero L.P. may be unable to negotiate extensions or replacements of these contacts on favorable terms, if at all. Because of the geographic location of certain of Valero L.P.’s pipelines, terminals and storage facilities, Valero L.P. depends largely upon Valero Energy to provide throughput for its assets. Any decrease in throughputs would cause Valero L.P.’s revenues to decline and adversely affect Valero L.P.’s ability to make cash distributions to its unitholders, including us. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries Valero L.P. serves. Factors that could result in such a decline include:

•	a material decrease in the supply of crude oil;

•	a material increase in the price of crude oil;

•	a material decrease in demand for refined products in the markets served by Valero L.P.’s pipelines and terminals;

•	scheduled turnarounds or unscheduled maintenance;

•	operational problems or catastrophic events at a refinery;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery;

•	a decision by Valero Energy to redirect refined products transported in Valero L.P.’s pipelines to markets not served by Valero L.P.’s pipelines or to transport crude oil by means other than Valero L.P.’s pipelines;

•	increasingly stringent environmental regulations, including new EPA fuels content regulations requiring refinery upgrades; or

•	a decision by Valero Energy to sell one or more of the refineries Valero L.P. serves to a purchaser that elects not to use Valero L.P.’s pipelines and terminals.

The loss of all or even a portion of the volumes of crude oil and refined petroleum products supplied by Valero Energy would have a material adverse effect on Valero L.P.’s business, results of operations and financial condition and Valero L.P.’s ability to make cash distributions, unless Valero L.P. was able to acquire comparable volumes from other sources.

Under the pipelines and terminals usage agreement, Valero Energy may use other transportation methods or providers for up to 25% of the crude oil processed and refined products produced at the Ardmore, McKee and Three Rivers refineries. Furthermore, Valero Energy is not required to use Valero L.P.’s pipelines if there is a change in market conditions that has a material adverse effect on Valero Energy for the transportation of crude oil and refined products, or in the markets for refined products served by these refineries. These factors could adversely affect Valero L.P.’s ability to make distributions to its unitholders, including us.

If market conditions with respect to the transportation of crude oil or refined products or with respect to the end markets in which Valero Energy sells refined products change in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use Valero L.P.’s pipelines and terminals at the required levels, Valero Energy’s obligation to Valero L.P. will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect. Any suspension of Valero Energy’s obligation could adversely affect throughput in Valero L.P.’s pipelines and terminals and therefore Valero L.P.’s ability to make distributions to its unitholders, including us.

Increases in natural gas and power prices could adversely affect Valero L.P.’s ability to make distributions to its partners, including us.

Power costs constitute a significant portion of Valero L.P.’s operating expenses. Power costs represented approximately 17.3% and 14.0% of Valero L.P.’s operating expenses for the year ended December 31, 2005 and the six months ended June 30, 2006, respectively. Valero L.P. uses mainly electric power at its pipeline pump stations and terminals and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, Valero L.P.’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause Valero L.P.’s power costs to increase further. If natural gas prices remain high or increase further, Valero L.P.’s cash flows may be adversely affected, which could adversely affect Valero L.P.’s ability to make distributions to Valero L.P.’s partners, including us.

Valero L.P.’s operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require Valero L.P. to make substantial expenditures.

Valero L.P.’s operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of petroleum and other products, such as specialty liquids, produces a risk that these products may be suddenly released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. Valero L.P. owns or leases a number of properties that have been used to store or distribute refined products for many years. Many of these properties, such as the recently acquired assets from Kaneb, were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under Valero L.P.’s control. If Valero L.P. were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions to its unitholders, including us, and its ability to meet its debt service requirements. As of June 30, 2006, Valero L.P. has recorded $5.2 million of accruals related to settled matters and $48.2 million of accruals related to contingent losses.

Increases in interest rates could adversely affect Valero L.P.’s business and the trading price of Valero L.P.’s units.

Valero L.P. has significant exposure to increases in interest rates. As of June 30, 2006, Valero L.P. had approximately $1.2 billion of consolidated debt, of which $0.8 billion was at fixed interest rates and $0.4 billion was at variable interest rates after giving effect to interest rate swap agreements. Valero L.P.’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of Valero L.P.’s units will be sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

Valero L.P.’s pipeline integrity program may subject it to significant costs and liabilities.

As a result of pipeline integrity testing required under the Pipeline Safety Improvement Act of 2002, Valero L.P. could incur significant and unanticipated operating and capital expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines. Further, an increase in public expectations for pipeline safety may require additional reporting, the replacement of some of Valero L.P.’s pipeline segments, additional monitoring equipment, and more frequent inspection or testing of Valero L.P.’s pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should Valero L.P. fail to comply with the U.S. Department of Transportation rules, and related regulations and orders, it could be subject to penalties and fines, which could have a material adverse effect on its ability to make distributions to its unitholders, including us.

Valero L.P.’s operations are subject to operational hazards and unforeseen interruptions for which it may not be adequately insured.

Valero L.P.’s operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond its control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in Valero L.P.’s operations. Valero L.P. may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of Valero L.P.’s insurance policies have increased substantially, and could escalate further. Valero L.P. currently benefits from coverage under insurance procured by Valero Energy under an annual policy that runs until May 2007. Valero L.P. may be unable to continue to benefit from such insurance procured by Valero Energy and in some instances, certain insurance could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, Valero L.P.’s insurance carriers require broad exclusions for losses due to terrorist acts. If Valero L.P. were to incur a significant liability for which it was not fully insured, such a liability could have a material adverse effect on Valero L.P.’s financial position and its ability to make distributions to its unitholders, including us, and to meet its debt service requirements.

Valero L.P.’s exposure to a diversified national and international geographic asset and product mix may have an adverse impact on its results of operations.

Valero L.P.’s business is geographically diversified both in the United States and internationally, which exposes Valero L.P. to supply and demand risks in different markets. A significant overall decrease in supply or demand for refined petroleum products or anhydrous ammonia may have an adverse effect on Valero L.P.’s financial condition. Also, the product mix handled by Valero L.P. is significantly diversified, and the transportation or the terminalling of specialty liquids may expose Valero L.P. to significant environmental risks, which could have a material adverse impact on Valero L.P.’s results of operations. Further, Valero L.P. has significant international terminalling operations, which exposes it to risks particular to such operations. A significant decrease in supply or demand at Valero L.P.’s main international terminals in Point Tupper, Nova Scotia or St. Eustatius, the Netherlands Antilles, as well as foreign currency risks and other risks associated with operations in foreign legal and political environments, could have an adverse impact on Valero L.P.’s financial results.

Reduced demand for refined products could affect Valero L.P.’s results of operations and ability to make distributions to its partners, including us.

Any sustained decrease in demand for refined products in the markets served by Valero L.P.’s pipelines could result in a significant reduction in throughput in our crude oil and refined product pipelines and therefore in Valero L.P.’s cash flow, reducing Valero L.P.’s ability to make distributions to its partners, including us. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel, and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

•	an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for gasoline. Market prices for crude oil and refined products are subject to wide fluctuation in response to changes in global and regional supply that are beyond Valero L.P.’s control, and recent significant increases in the price of crude oil may result in a lower demand for refined products; and

•	the increased use of alternative fuel sources, such as battery-powered engines. Several state and federal initiatives mandate this increased use. For example, the Energy Policy Act of 1992 requires 75% of new vehicles purchased by federal agencies since 1999, 75% of all new vehicles purchased by state governments since 2000, and 70% of all new vehicles purchased for private fleets in 2006 and thereafter to use alternative fuels.

Valero L.P. may not be able to integrate effectively and efficiently with Kaneb or any future businesses or operations it may acquire. Any future acquisitions may substantially increase the levels of Valero L.P.’s indebtedness and contingent liabilities.

Valero L.P. is integrating the operations of Valero L.P. with those of Kaneb. Such integration of operations is a complex, time-consuming and costly process. Valero L.P. may not be able to realize the operating efficiencies, cost savings and other benefits expected. In addition, the costs Valero L.P. incurs in implementing these efficiencies, cost savings and other benefits may be greater than expected.

Part of Valero L.P.’s business strategy includes acquiring additional pipelines and terminalling and storage facilities that complement Valero L.P.’s existing asset base and distribution capabilities or provide entry into new markets. Valero L.P. may not be able to identify suitable acquisitions, or it may not be able to purchase or finance any acquisitions on terms that it finds acceptable. Additionally, Valero L.P. competes against other companies for acquisitions, and we cannot assure you that Valero L.P. will be successful in the acquisition of any assets or businesses appropriate for its growth strategy. Valero L.P.’s capitalization and results of operations may change significantly as a result of future acquisitions, and you will not have the opportunity to evaluate the economic, financial and other relevant information that Valero L.P. will consider in connection with any future acquisitions. Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to Valero L.P.’s acquisition for which it is not indemnified or for which indemnity is inadequate, may adversely affect Valero L.P.’s ability to realize the anticipated benefit from an acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. Successful business combinations will require Valero L.P.’s management and other personnel to devote significant amounts of time to integrating the acquired businesses with Valero L.P.’s existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If Valero L.P. does not successfully integrate any future acquisitions, or if there is any significant delay in achieving such integration, Valero L.P.’s business and financial condition could be adversely affected.

Valero L.P. may sell additional limited partnership units without unitholder approval, diluting existing interests of its unitholders, including us.

Valero L.P.’s partnership agreement allows it to issue an unlimited number of additional limited partnership units and certain other equity securities without unitholder approval. When Valero L.P. issues additional limited partnership units or other equity securities, the proportionate partnership interest of its existing unitholders will decrease. The issuance could negatively affect the amount of cash distributed to unitholders and the market price of the limited partnership units. Issuance of additional units will also diminish the relative voting strength of the previously outstanding units.

Valero Energy and its affiliates have conflicts of interest and limited fiduciary responsibilities, which may permit them to favor their own interests to the detriment of Valero L.P.’s unitholders.

Valero Energy and its affiliates currently own approximately 59% of our units, and we own Valero L.P.’s general partner. As a result, conflicts of interest may arise between Valero Energy and its affiliates, including us and Valero L.P.’s general partner, on the one hand, and Valero L.P. and its limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of Valero L.P.’s unitholders. These conflicts include, among others, the following situations:

•	Valero Energy, as the primary shipper in certain of Valero L.P.’s pipelines, has an economic incentive to seek lower tariff rates for these pipelines, lower terminalling fees and lower storage fees;

•	Neither Valero L.P.’s partnership agreement nor any other agreement requires Valero Energy to pursue a business strategy that favors Valero L.P. or utilizes Valero L.P.’s assets, including any increase in refinery production or pursuing or growing markets linked to Valero L.P.’s assets. Valero Energy’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Valero Energy;

•	Valero Energy and its affiliates may engage in limited competition with Valero L.P., provided that once Valero Energy reduces its ownership in us to below 20%, Valero Energy and its affiliates will no longer be prohibited from engaging in the business of transporting crude oil or refined petroleum products (including petrochemicals) or operating crude oil storage or refined petroleum products terminalling assets in the United States, and as a result, Valero Energy will no longer be prohibited from competing with Valero L.P.;

•	Valero Energy may use other transportation methods or providers for up to 25% of the crude oil processed and refined products produced at its Ardmore, McKee and Three Rivers refineries and is not required to use Valero L.P.’s pipelines if there is a material change in the market conditions for the transportation of crude oil and refined products, or in the markets for refined products served by these refineries, that has a material adverse effect on Valero Energy;

•	For some of the refined product pipelines and terminals connected to Valero Energy’s Corpus Christi East, Corpus Christi West and Three Rivers refineries, Valero Energy has agreed to specified minimum commitment percentages for certain pipelines and terminals, which generally represent approximately 75% of 2002 historical volumes, but may use other transportation and storage methods and providers for any volumes exceeding such minimum commitments;

•	Valero L.P.’s general partner is allowed to take into account the interests of parties other than Valero L.P., such as Valero Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to Valero L.P.’s unitholders;

•	Valero L.P.’s general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders. As a result of purchasing Valero L.P.’s common units, unitholders have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•	Valero L.P.’s general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional limited partner interests and reserves, each of which can affect the amount of cash that is paid to Valero L.P.’s unitholders;

•	Valero L.P.’s general partner determines in its sole discretion which costs incurred by Valero Energy and its affiliates are reimbursable by Valero L.P.;

•	Valero L.P.’s general partner may cause Valero L.P. to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to Valero L.P. or enter into additional contractual arrangements with any of these entities on Valero L.P.’s behalf;

•	Valero L.P.’s general partner controls the enforcement of obligations owed to Valero L.P. by Valero Energy and its affiliates, including under the handling and throughput agreement, the throughput commitment agreement, the terminalling agreements and the pipelines and terminals usage agreement with Valero Energy;

•	Valero L.P.’s general partner decides whether to retain separate counsel, accountants, or others to perform services for Valero L.P.; and

•	In some instances, Valero L.P.’s general partner may cause Valero L.P. to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

Valero L.P.’s partnership agreement gives the general partner broad discretion in establishing financial reserves for the proper conduct of Valero L.P.’s business, including interest payments. These reserves also will affect the amount of cash available for distribution.

The rates that Valero L.P. may charge on its interstate pipelines are subject to regulation and could be limited or reduced by various federal and state agencies, such as FERC and the STB.

Pursuant to the Interstate Commerce Act, or ICA, the Federal Energy Regulatory Commission, or FERC, regulates the tariff rates for Valero L.P.’s interstate common carrier pipeline operations. Under the ICA, tariff rates must be published, just and reasonable and not unduly discriminatory. Shippers may protest or challenge, and the FERC may investigate, the lawfulness of any existing, new or changed tariff rates. The FERC can suspend new or changed tariff rates for up to seven months. The FERC can also require refunds of amounts collected under rates ultimately found to be unlawful.

Valero L.P. uses various FERC-authorized rate methodologies for its interstate pipelines, including cost-of-service rates, market-based rates and settlement rates. Typically, Valero L.P. annually adjusts its rates in accordance with FERC indexing methodology, which currently allows a pipeline to increase its rates by a percentage equal to the producer price index for finished goods. If the index results in a negative adjustment, Valero L.P. will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in Valero L.P.’s costs. The FERC’s authorized rate-making methodologies may also delay the use or implementation of rates that reflect increased costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect Valero L.P.’s ability to make distributions to its unitholders, including us, and to meet its debt service requirements. Any of the foregoing would adversely affect Valero L.P.’s revenues and cash flow and could affect Valero L.P.’s ability to make distributions to its partners, including us, and to meet its debt service requirements. Additionally, competition constrains Valero L.P.’s rates in various Valero L.P. markets. As a result, Valero L.P. may from time to time be forced to reduce some of its rates to remain competitive.

Other federal regulatory bodies, including the Surface Transportation Board, or STB, impose additional rate regulations on Valero L.P.’s operations and typically require that Valero L.P.’s rates be just and reasonable and non-discriminatory.

Valero L.P.’s pipeline operations are subject to FERC rate-making principles that could have an adverse impact on Valero L.P.’s ability to recover the full cost of operating its pipeline facilities and its ability to make distributions to its partners.

In a decision issued in 2004 involving an oil pipeline limited partnership, BP West Coast Products, LLC v. FERC, the United States Court of Appeals for the District of Columbia Circuit rejected FERC’s Lakehead policy. Under that policy, the FERC had allowed an oil pipeline limited partnership to include in its cost of service an income tax allowance only to the extent that its unitholders were corporations. In May 2005, the FERC issued a new Policy Statement on Income Tax Allowances (Policy Statement), stating that a pipeline organized as a tax pass-through entity may include in its cost of service-based rates an income tax allowance to reflect actual or potential tax liability on its public utility income attributable to all entities or individuals owning public utility assets, if the pipeline proves that the ultimate owner of the interest has an actual or potential income tax liability on such income. The Policy Statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In August 2005, the FERC also dismissed requests for rehearing of its new Policy Statement. Since June 2005, FERC has also issued several orders applying its new policy on income tax allowance, two of which involved the remanded BP West Coast case. Although the new policy affords pipelines organized as pass-through entities an opportunity to recover a tax allowance, these recent orders vary with regard to the type of evidence or related burden of proof necessary to establish whether an actual or potential income tax liability exists for all owners. Application of the Policy Statement in these and other individual cases will also be subject to further FERC action and/or review in the appropriate Court of Appeals. In addition, multiple petitions for review of the Policy Statement and FERC’s application of the Policy Statement on remand of the BP West Coast decision have already been filed at the United States Court of Appeals for the District of Columbia Circuit. Therefore, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. If Valero L.P. was to file for a cost of service-based rate increase, it would likely be permitted to include an income tax allowance in such rates only to the extent it could show, pursuant to the Policy Statement, that the ultimate owners of Valero L.P.’s units have actual or potential income tax liability on Valero L.P.’s income. There is not yet a definitive ruling from FERC concerning the type of evidence Valero L.P. would have to produce to prevail on a request to include a tax allowance. If the FERC were to disallow a substantial portion of Valero L.P.’s income tax allowance, it is likely that the maximum rates that could be charged could decrease from current levels.

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to Valero L.P.’s business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact Valero L.P.’s results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on Valero L.P. in particular, is not known at this time. Increased security measures taken by Valero L.P. as a precaution against possible terrorist attacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect Valero L.P.’s operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for Valero L.P. to obtain. Moreover, the insurance that may be available to Valero L.P. may be significantly more expensive than its existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect Valero L.P.’s ability to raise capital.

Tax Risks to Our Unitholders

If we or Valero L.P. were treated as a corporation for federal or state income tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The value of our investment in Valero L.P. depends largely on Valero L.P. being treated as a partnership for federal income tax purposes.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

If Valero L.P. were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or Valero L.P. to be treated as a corporation for federal income tax purposes or otherwise subjecting us or Valero L.P. to entity level taxation. In addition, because of widespread state budget deficits, and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, the State of New Jersey imposes a state level tax which Valero L.P. currently pays at the maximum amount of $250,000. Partnerships and limited liability companies, unless specifically exempted, will also generally be subject to a state level tax imposed on Texas source revenues with respect to the tax year ending December 31, 2007. Imposition of an entity level tax on us or Valero L.P. by Texas, or any additional states, will reduce the cash available for distribution to our unitholders.

A successful IRS contest of the federal income tax positions we or Valero L.P. take may adversely impact the market for our or Valero L.P.’s units, and the costs of any contest will reduce cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we or Valero L.P. take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or Valero L.P. take. A court may not agree with all of the positions we or Valero L.P. take. Any contest with the IRS may materially and adversely impact the market for our or Valero L.P.’s units and the prices at which they trade. In addition, the costs of any contest between Valero L.P. and the IRS will result in a reduction in cash available for distribution to Valero L.P. unitholders and thus will be borne indirectly by us, as a unitholder and as the owner of the general partner of Valero L.P., and by the other unitholders of Valero L.P. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Even if our unitholders do not receive any cash distributions from us, our unitholders will be required to pay taxes on their share of our taxable income.

Our unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not our unitholders receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to such unitholder’s share of our taxable income or even equal to the actual tax liability that results from such unitholder’s share of our taxable income.

The sale or exchange of 50% or more of our or Valero L.P.’s capital and profits interests, within a twelve-month period, will result in the termination of our or Valero L.P.’s partnership for federal income tax purposes. Valero Energy currently intends to sell its interests in us, pending market conditions, such that 50% or more of the total interests in our capital and profits may be sold within a twelve-month period after completion of our initial public offering.

We will be considered to have terminated our partnership for federal income tax purposes if, within a twelve-month period, there is a sale or exchange for federal income tax purposes of 50% or more of the total interests in our capital and profits, including sales by subsidiaries of Valero Energy, together with all other units sold during such period. Likewise, Valero L.P. will be considered to have terminated its partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in Valero L.P.’s capital and profits within a twelve-month period. A termination of our partnership would result in a deemed sale or exchange of our interest in Valero L.P.’s capital and profits. This deemed sale or exchange of our interests in Valero L.P.’s capital and profits may also cause the termination of Valero L.P.’s partnership if this deemed sale, together with all other sales of interests in Valero L.P., results in a sale or exchange of 50% or more of Valero L.P.’s capital and profits interests within a twelve-month period. A termination would, among other things, result in the closing of our or Valero L.P.’s taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our or Valero L.P.’s taxable income. Thus, if this occurs, our unitholders will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated, and for future years, as a percentage of the cash distributed to you with respect to that period. It is Valero Energy’s intent to further reduce and ultimately sell all of its indirect ownership interest in us, pending market conditions, such that 50% or more of the total interests in our capital and profits may be sold within a twelve-month period after the completion of our initial public offering in July 2006.

Tax gain or loss on the disposition of our units could be different than expected.

Upon sale of our units, our unitholders will recognize gain or loss equal to the difference between the amount realized and such unitholder’s tax basis in those units. Prior distributions to our unitholders in excess of the total net taxable income our unitholders were allocated for a unit, which decreased such unitholder’s tax basis in that unit, will, in effect, become taxable income to our unitholders if the unit is sold at a price greater than such unitholder’s tax basis in that unit, even if the price our unitholders receive is less than such unitholder’s original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to our unitholders.

Tax-exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of units and could have a negative impact on the value of our units or result in audit adjustments to our unitholders’ tax returns.

Our unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or Valero L.P. do business or own property. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We or Valero L.P. may own property or conduct business in other states or foreign countries in the future. It is the responsibility of each unitholder to file all federal, state and local tax returns.

We expect that our ratio of taxable income to cash distributions will be higher than the ratio applicable to holders of common units in Valero L.P.

We expect that our ratio of taxable income to cash distributions will be higher than the ratio applicable to holders of common units in Valero L.P. Other holders of common units in Valero L.P. will receive remedial allocations of deductions from Valero L.P. Any remedial allocations of deductions to us from Valero L.P. will be very limited. In addition, our ownership of Valero L.P. incentive distribution rights will cause more taxable income to be allocated to us from Valero L.P. If Valero L.P. is successful in increasing its distributions over time, our income allocations from our Valero L.P. incentive distribution rights will increase, and, therefore, our ratio of taxable income to cash distributions will increase.

Items of our income, gain, loss and deduction will be allocated among our unitholders to account for the difference between the fair market value and tax basis of our assets at the time of an offering.

Specified items of income, gain, loss and deduction will be allocated to us from Valero L.P. and among our unitholders to account for the difference between the fair market value and tax basis of Valero L.P.’s assets and our assets at the time the assets were contributed to Valero L.P. (or its predecessors) or at the time of our initial public offering and any other offering. The effect of these allocations will be to allocate to us from Valero L.P. and to our unitholders gain attributable to our share of the difference between the fair market value and the tax basis of Valero L.P.’s assets at these times (including gain attributable to our ownership of the incentive distribution rights). The federal income tax burden associated with the difference between the fair market value and tax basis of our assets immediately prior to an offering will be borne by our existing unitholders as of that time.

Item 6. Exhibits

Exhibit 3.01	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC, dated as July 19, 2006- incorporated by reference to Exhibit 3.01 to Valero GP Holdings, LLC’s Current Report on Form 8-K dated July 19, 2006, filed July 25, 2006.

Exhibit 4.01	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC, dated as of July 19, 2006- incorporated by reference to Exhibit 4.01 to Valero GP Holdings, LLC’s Current Report on Form 8-K dated July 19, 2006, filed July 25, 2006.

+ Exhibit 10.01	Valero GP Holdings, LLC Long-Term Incentive Plan- incorporated by reference to Exhibit 10.01 to Valero GP Holdings, LLC’s Current Report on Form 8-K dated July 19, 2006, filed July 25, 2006.

Exhibit 10.02	Administration Agreement between Valero GP Holdings, LLC and Valero GP, LLC, dated as of July 19, 2006- incorporated by reference to Valero GP Holdings, LLC’s Current Report on Form 8-K dated July 19, 2006, filed July 25, 2006.

Exhibit 10.03	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, dated as of July 19, 2006- incorporated by reference to Valero GP Holdings, LLC’s Current Report on Form 8-K dated July 19, 2006, filed July 25, 2006.

Exhibit 10.04	3-year Revolving Credit Agreement among Valero GP Holdings, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, and JPMorgan Chase, N.A. and SunTrust Bank as lenders, dated as of July 19, 2006- incorporated by reference to Valero GP Holdings, LLC’s Current Report on Form 8-K dated July 19, 2006, filed July 25, 2006.

*Exhibit 10.05	Second Amendment to 5-Year Revolving Credit Agreement dated as of May 15, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.06	Third Amendment to 5-Year Revolving Credit Agreement dated as of May 31, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.07	First Amendment to 5-Year Term Credit Agreement dated as of May 15, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.08	Second Amendment to 5-Year Term Credit Agreement dated as of May 31, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.09	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and Valero GP Holdings, LLC, dated effective as of June 1, 2006.

+ * Exhibit 10.10	Valero GP, LLC Excess Pension Plan, effective July 1, 2006.

+ * Exhibit 10.11	Valero GP, LLC Excess Thrift Plan, effective July 1, 2006.

+ * Exhibit 10.12	Valero GP, LLC Supplemental Executive Retirement Plan, effective July 1, 2006.

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO GP Holdings, LLC

(Registrant)

By:	/s/ Curtis V. Anastasio

Curtis V. Anastasio

President and Chief Executive Officer

August 28, 2006

By:	/s/ Steven A. Blank

Steven A. Blank

Senior Vice President, Chief Financial Officer and Treasurer

August 28, 2006

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf

Vice President and Controller

August 28, 2006