Form 10-Q
period 2006-09-30
VALERO GP HOLDINGS LLC
filed 2006-11-08
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 1-32940

VALERO GP HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

The number of units outstanding as of November 1, 2006 was 42,500,000.

VALERO GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALERO GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$1,116	$121
Receivable from Valero L.P.	11,089	1,151
Receivable from Valero Energy.	1,092	—
Income taxes receivable.	227	—
Total current assets	13,524	1,272

Investment in Valero L.P.	561,235	408,744
Long-term receivable from Valero L.P.	5,812	—
Deferred tax asset	1,174	298
Total assets	$581,745	$410,314

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$98	$2
Payable to Valero Energy	9,226	—
Income taxes payable	—	11
Accrued liabilities	1,993	2,560
Total current liabilities	11,317	2,573

Long-term debt	1,000	—
Notes payable to affiliates	—	265,961
Other long-term liabilities	9,695	—

Members’ equity	559,733	141,780
Total liabilities and members’ equity	$581,745	$410,314

See Condensed Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Equity in earnings of Valero L.P.	$11,637	$12,203	$32,141	$29,543

General and administrative expenses	(877)	—	(903)	(16)
Other expense, net	(286)	5	(249)	447
Interest income – affiliated	—	36	53	73
Interest expense – affiliated	(901)	(4,417)	(10,368)	(13,293)
Interest and debt expense	(6)	—	(6)	—

Income before income tax expense	9,567	7,827	20,668	16,754
Income tax expense (benefit)	(130)	21	273	65
Net income	$9,697	$7,806	$20,395	$16,689

Basic net income per unit	$0.23	$0.18	$0.48	$0.39

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000	42,500,000

Diluted net income per unit	$0.23	$0.18	$0.48	$0.39

Weighted average number of diluted units outstanding	42,500,626	42,500,000	42,500,211	42,500,000

See Condensed Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$20,395	$16,689
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of Valero L.P.	(32,141)	(29,543)
Distributions of equity income from Valero L.P.	32,141	29,543
Loss (gain) on sale of Valero L.P. units in connection with employee benefit plans	249	(447)
Provision for deferred income taxes	100	(151)
Changes in current assets and liabilities:
Increase in receivable from Valero L.P.	(10,291)	(31)
Increase in receivable from Valero Energy	(72)	—
Increase in income taxes receivable.	(227)
Increase in payable to Valero Energy	9,820	—
Decrease in accounts payable and accrued liabilities	(481)	—
Increase (decrease) in other long-term liabilities	1,838	(684)
Other	2	—
Net cash provided by operating activities	21,333	15,376

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings of Valero L.P.	7,408	2,533
Contribution to Valero L.P.	(1,636)	(29,748)
Proceeds from sale of Valero L.P. units in connection with employee benefit plans	1,812	2,797
Net cash provided by (used in) investing activities	7,584	(24,418)

Cash Flows from Financing Activities:
Increase (decrease) in notes payable to affiliates	689	(10,925)
Long-term debt borrowings	1,000	—
Contributions from Valero Energy	—	29,199
Distributions to Valero Energy	(29,611)	(9,231)
Net cash provided by (used in) financing activities	(27,922)	9,043

Net increase in cash	995	1
Cash at the beginning of the period	121	120
Cash at the end of the period	$1,116	$121

Supplemental cash flow information:
Cash paid during the period for interest	$10,368	$13,293
Cash paid during the period for income taxes	$37	$—

See Condensed Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Valero GP Holdings, LLC (Valero GP Holdings), a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006. On July 19, 2006, our existing membership interests consisted of 10,000,000 units representing limited liability company interests, and a 4.25-for-1 unit split was effected, resulting in 42,500,000 total units outstanding, all of which were owned by Valero Energy and its subsidiaries, maintaining their pre-split ownership percentages. Immediately subsequent to the unit split, certain subsidiaries of Valero Energy sold 17,250,000 units of Valero GP Holdings (NYSE: VEH) in an initial public offering (IPO) for a price to the public of $22.00 per unit.  We did not receive any proceeds from the IPO. Subsequent to the IPO, subsidiaries of Valero Energy owned 25,250,000 units or approximately 59% of our outstanding units.

As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to Valero GP Holdings, LLC or a wholly owned subsidiary.

On January 25, 2006, Valero GP Holdings formed a wholly owned subsidiary, Riverwalk Holdings, LLC (Riverwalk Holdings), and Valero GP Holdings contributed its 99.9% limited partner interest in Riverwalk Logistics, L.P. (Riverwalk Logistics) and its subordinated units and common units of Valero L.P. to Riverwalk Holdings.

On June 1, 2006, Valero Energy contributed its ownership interest in Valero GP, LLC to Valero GP Holdings in exchange for an additional ownership interest in Valero GP Holdings.  As a result, Valero GP, LLC, Riverwalk Logistics, and Riverwalk Holdings are wholly owned subsidiaries of Valero GP Holdings.

On September 30, 2006, Valero GP Holdings owned approximately 23.4% of Valero L.P., consisting of the following:

•                  the 2% general partner interest in Valero L.P.;

•                  100% of the incentive distribution rights issued by Valero L.P., which entitles us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum percentage of 23%; and

•                  10,219,282 common units of Valero L.P. representing a 21.4% limited partner interest in Valero L.P.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2006 and 2005 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we are continuing to evaluate its effect on our financial position or results of operations.

FASB Statement No. 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged.  The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required.  The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.

FASB Statement No. 158

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,” which amends Statement No. 87, “Employers’ Accounting for Pensions,” Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and other related accounting literature.

Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end statement of financial position. The funded status recognition and related disclosure requirements of Statement No. 158 are effective for us as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged. We are currently evaluating the impact of Statement No. 158 on our financial position.

3.  INVESTMENT IN VALERO L.P.

As of September 30, 2006 and December 31, 2005, we owned 23.4% of Valero L.P., which was composed of a 2% general partner interest, incentive distribution rights and a 21.4% limited partner interest in Valero L.P.  Valero L.P. has issued common units to the public on three separate occasions, which has diluted our ownership percentage. These three issuances have resulted in increases (or credits) in our proportionate share of Valero L.P.’s capital because, in each case, the issuance price per unit exceeded our carrying amount per unit at the time of issuance. We had not recognized any SAB 51 credits in our consolidated financial statements through March 31, 2006 and were not permitted to do so until our subordinated units converted to common units. In conjunction with the conversion of the subordinated units held by us into common units in the second quarter, we recognized the entire balance of $158.2 million in SAB 51 credits as an increase in our investment in Valero L.P. and an increase to members’ equity.

Summary Financial Information

Condensed financial information reported by Valero L.P. is summarized below:

	September 30, 2006	December 31, 2005
	(Thousands of Dollars)

Balance Sheet Information:
Current assets	$201,599	$295,411
Property and equipment, net	2,172,582	2,160,213
Goodwill	774,966	767,587
Other long-term assets, net	151,395	143,781
Total assets	$3,300,542	$3,366,992

Current liabilities	$138,618	$205,588
Long-term debt, less current portion	1,178,476	1,169,659
Other long-term liabilities	96,777	90,966
Total liabilities	1,413,871	1,466,213

Partners’ equity	1,886,671	1,900,779

Total liabilities and partners’ equity	$3,300,542	$3,366,992

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

Statement of Income Information:
Revenues	$291,023	$258,385	$844,995	$373,326
Operating income	54,380	56,007	157,663	105,031
Net income	41,169	45,167	112,173	83,283

Other

As of September 30, 2006 and December 31, 2005, our investment in Valero L.P. (representing both the 2% general partner interest and the 21.4% limited partner interest) reconciles to Valero L.P.’s total partners’ equity as follows:

	September 30, 2006	December 31, 2005
	(Thousands of Dollars)

Valero L.P. total partners’ equity	$1,886,671	$1,900,779
Valero GP Holdings’ ownership interest in Valero L.P.	23.4%	23.4%
Valero GP Holdings’ share of Valero L.P.’s partners’ equity	441,481	444,782
Unrecognized SAB 51 credits	—	(158,170)
Step-up in basis related to Valero L.P.’s assets and liabilities, including equity method goodwill, and other	119,754	122,132
Investment in Valero L.P.	$561,235	$408,744

The step-up in basis related to Valero L.P.’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from Valero Energy’s UDS Acquisition.  The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in Valero L.P.’s identifiable assets and liabilities as of December 31, 2001. This amount also includes the portion of goodwill resulting from the UDS Acquisition that was attributed to Valero GP Holdings’ investment in Valero L.P. Since 26.4% of the equity interest in Valero L.P. was owned by public unitholders as of the date of the UDS Acquisition, a significant portion of the total ownership interest in Valero L.P. was deemed to be held by the public under generally accepted accounting principles, thereby precluding the inclusion of these fair value adjustments in the reported financial statements of Valero L.P.

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

Valero GP, LLC provides employee services to Valero L.P. to perform operating and maintenance services with respect to Valero L.P. assets for which Valero GP, LLC receives reimbursement from Valero L.P. In addition, subsidiaries of Valero Energy, other than Valero GP Holdings or Valero GP, LLC, provide administrative services for which an annual fee is charged to Valero L.P. Effective January 1, 2006, the services agreement was amended and now provides for fewer services by Valero Energy subsidiaries due to the transfer to Valero GP, LLC of a substantial number of Valero Energy employees who had previously provided services to Valero L.P. under the prior services agreement. For purposes of these financial statements, for the period prior to the initial public offering, no corporate costs have been allocated to Valero GP Holdings by Valero Energy as management has determined that no such corporate costs were incurred specifically on behalf of Valero GP Holdings.

As of September 30, 2006 and December 31, 2005, Valero GP Holdings had a receivable from Valero L.P. of $11.1 million and $1.2 million, respectively, with both amounts representing payroll and related benefit plan costs for employees. Valero GP Holdings also has a long-term receivable of $5.8 million from Valero L.P. related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes the results of transactions with Valero L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

Expenses charged by Valero GP Holdings to Valero L.P.	$29,155	$24,350	$80,625	$44,701

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

Non-Compete Agreement

On July 19, 2006, in connection with the IPO, we entered into a non-compete agreement with Valero L.P., Riverwalk Logistics, and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement will become effective when we are no longer subject to the 2006 Omnibus Agreement described above. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. Valero L.P. will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor Valero L.P. are prohibited from engaging in any business, even if we and Valero L.P. would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as Valero GP Holdings or any of its affiliates own 20% or more of Valero GP, LLC or Riverwalk Logistics.

Employee Benefits Transition Agreement

On October 13, 2006, Valero GP Holdings entered into an Employee Benefits Transition Agreement effective as of July 1, 2006 (the Transition Agreement). Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy. These plans include a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. In accordance with the Transition Agreement and in connection with the initial public offering on July 19, 2006, employees of Valero GP, LLC began participating in newly enacted, comparable plans sponsored by Valero GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to Valero GP Holdings. In addition, Valero Energy, at its cost and expense, agreed to assist Valero GP, LLC in the design, preparation and initial implementation of Valero GP, LLC’s employee benefit plans. Under the Transition Agreement, Valero Energy will continue to provide the transition services and arrangements described therein through the earlier of the completion of such services and arrangements or the effective date of the final sale by Valero Energy of its remaining membership interest in Valero GP Holdings, unless the parties otherwise agree.

Notes Payable to Affiliates

Our notes payable to affiliates (the Notes) reflected the allocation to us of a portion of the debt incurred by Valero Energy to fund the UDS Acquisition, as well as the effect of cash inflows and outflows resulting from our normal operations. Effective July 19, 2006, in conjunction with the initial public offering, Valero Energy made a capital contribution to us of the outstanding balance of the Notes, including accrued interest.

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

The following table reflects the allocation of Valero L.P.’s cash distributions earned for the period indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars, Except Per Unit Data)

General partner interest (2%)	$955	$879	$2,787	$2,157
General partner incentive distribution	3,909	3,049	10,869	7,210
Total general partner distribution	4,864	3,928	13,656	9,367
Valero GP Holdings’ limited partner distribution	9,350	8,740	27,447	25,675
Total distributions to Valero GP Holdings	14,214	12,668	41,103	35,042
Public unitholders’ distributions	33,480	31,282	98,237	72,803
Total cash distributions	$47,694	$43,950	$139,340	$107,845
Cash distributions per unit applicable to limited partners	$0.915	$0.855	$2.685	$2.510

On October 26, 2006, Valero L.P. declared cash distributions related to the third quarter of 2006 of $0.915 per unit to be paid on November 14, 2006 to unitholders of record on November 7, 2006.

7.  CREDIT FACILITY

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility).  Of the Credit Facility’s $20 million commitment, up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. The Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers. Borrowings under the Credit Facility bear interest, at our option, at either: (i) the higher of (a) JPMorgan Chase Bank, N.A.’s prime rate or (b) the federal funds effective rate plus one-half percent; or (ii) the Eurodollar rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus an applicable margin that varies based upon our credit rating. During the three months ended September 30, 2006, we borrowed $1.0 million under the Credit Facility, which bears interest at 5.9%. As of September 30, 2006, we had $19.0 million available for borrowing under the Credit Facility.

Under the terms of the Credit Facility, Valero L.P. must maintain a total debt-to-EBITDA ratio of less than 4.75 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions.  We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in Valero L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter.

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

8.  COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We are not currently a party to any material legal proceedings. However, Valero L.P. is subject to certain loss contingencies, the outcome of which could have an effect on Valero L.P.’s results of operations and ability to pay distributions, which would impact our results of operations and ability to pay distributions. Valero L.P.’s most significant contingent liabilities resulting from various litigation, claims and commitments are discussed below.

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

On February 22, 2006, Valero L.P. entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles.  The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014.  Under the terms of the 2005 Tax and Maritime Agreement, Valero L.P. agreed to make a one-time payment of five million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or amounts otherwise (including settlement of audits) due or potentially due to St. Eustatius.  Valero L.P. further agreed to pay an annual minimum profit tax to St. Eustatius of one million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005.  Valero L.P. agreed to pay the minimum annual profit tax in twelve equal monthly installments.  To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime

Agreement), Valero L.P. can carry forward that excess to offset future tax liabilities.  If the minimum annual profit tax is less than 2% of taxable profit, Valero L.P. agreed to pay that difference.

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

9.  MEMBERS’ EQUITY AND NET INCOME PER UNIT

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

We calculate basic net income per unit by dividing net income by the weighted average number of units outstanding for the period.  Diluted net income per unit is calculated by dividing net income by the weighted average number of units outstanding and the effect of non-vested restricted units granted under the Valero GP Holdings, LLC 2006 Long-Term Incentive Plan calculated using the treasury stock method. Net income per unit amounts were computed as follows (dollars in thousands, except unit data and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic Net Income per Unit:
Net income	$9,697	$7,806	$20,395	$16,689

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000	42,500,000

Basic net income per unit	$0.23	$0.18	$0.48	$0.39

Diluted Net Income per Unit:
Net income	$9,697	$7,806	$20,395	$16,689

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000	42,500,000
Effect of dilutive securities - restricted unit grants	626	—	211	—
Weighted average number of diluted units outstanding	42,500,626	42,500,000	42,500,211	42,500,000

Diluted net income per unit	$0.23	$0.18	$0.48	$0.39

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2005	$141,780
Net income	20,395
Distributions to Valero Energy	(29,611)
Contributions from Valero Energy	267,198
SAB 51 credits	158,170
Share of Valero L.P.’s other comprehensive income	1,801
Balance as of September 30, 2006	$559,733

Comprehensive Income

For the three and nine months ended September 30, 2006, the difference between our net income and our comprehensive income resulted from our proportionate share of Valero L.P.’s other comprehensive income.  Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

Net income	$9,697	$7,806	$20,395	$16,689
Share of Valero L.P.’s other comprehensive income	(24)	—	1,801	—
Comprehensive income	$9,673	$7,806	$22,196	$16,689

Cash Distributions

On October 30, 2006, we declared, for the period from our initial public offering on July 19, 2006 to September 30, 2006, a prorated initial quarterly distribution of $0.2574 per unit, which is based on a quarterly distribution of $0.32 per unit. Total cash distributions to be paid for the period from July 19, 2006 to September 30, 2006 are $10.9 million. The distribution is expected to be paid on November 17, 2006 to holders of record as of November 7, 2006.

The cash distribution to be paid on November 17, 2006 to Valero Energy for the first 18 days of the quarter is $2.7 million.

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

We have historically made distributions to Valero Energy affiliates in accordance with our limited liability company agreement, under which cash receipts less cash expenditures are distributed on a quarterly or more frequent basis to our members. The Second Amended and Restated Limited Liability Company Agreement requires that, within 50 days after the end of each quarter beginning with the quarter ending September 30, 2006, we distribute all of our available cash to the holders of record of our units on the applicable record date.  Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors.

Rights Agreement

On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC (the Rights Agreement) under which one preferred unit purchase right (“Right”) is attached to each of our outstanding units. The Rights become exercisable under specified circumstances, including any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. Each Right entitles the registered holder to purchase from us one one-hundredth of a unit of junior participating preferred units, series I, (Preferred Units) at an exercise price of $100, subject to adjustment under specified circumstances. If events specified in the Rights Agreement occur, each holder of Rights other than the acquiring person can exercise their Rights.

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

8.  EMPLOYEE BENEFIT PLANS

In connection with our initial public offering and the Transition Agreement, Valero GP, LLC established new benefit plans for employees as follows:

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

Substantially all of our employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy.  All benefit obligations related to service on or after July 1, 2006 will be covered by the Pension Plan.

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

On August 22, 2006, we granted 2,886 restricted units of Valero GP Holdings to our directors. One third of the units granted will vest on the anniversary of the grant over three years.

Excess Thrift Plan, Excess Pension Plan and SERP

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

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable).  The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code.  Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees.  The Excess Pension Plan will assume the liabilities of the Prior Excess Pension Plan as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees.  The SERP will assume the liabilities of the Prior SERP as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

Valero GP, LLC assumed the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively.

In addition to the liabilities associated with the new benefit plans, Valero GP, LLC also retained the liabilities for the benefit obligations related to the post-retirement medical benefits for those employees that are not “retirement eligible” (employees over 55 years old with 5 years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.6 million, respectively, as of July 1, 2006.  Valero Energy retained the responsibility for the post-retirement medical benefit obligation for employees who are retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elect to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan.  We expect to adopt a post-retirement medical benefits plan to be effective July 1, 2006 from which benefits will become payable to eligible employees beginning January 1, 2007.

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

All costs incurred by Valero GP Holdings related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by Valero L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP, LLC was reimbursed by Valero L.P., while such compensation expense pertaining to corporate officers of Valero Energy was reimbursed by Valero Energy affiliates other than us. Prior to July 19, 2006, any liability of ours related to the various employee benefit plans, other than the bonus plans and the long-term incentive plans, was reflected in “notes payable to affiliates” in our consolidated balance sheets.  The liability for the bonus plans was recorded by Valero L.P., and the obligation under the long-term incentive plans is reflected in “accrued liabilities” in our consolidated balance sheets. Subsequent to July 19, 2006, our liability for these employee benefits is included in “other long-term liabilities” on our consolidated balance sheet.

The components of net periodic benefit cost related to our defined benefit plans, which are reimbursed to us by Valero L.P., were as follows for the three months ended September 30, 2006 (in thousands):

		Other Postretirement
	Pension Plans (a)	Benefit Plans
Three months ended September 30, 2006:
Components of net periodic benefit cost:
Service cost	$1,588	$130
Interest cost	22	95
Amortization of net loss	5	—
Net periodic benefit cost	$1,615	$225

(a)             Includes amounts related to the Pension Plan, Excess Pension Plan and SERP.

There have been no contributions to our defined pension plans or other postretirement benefit plans for the three months ended September 30, 2006.

In addition to the benefit plans discussed above, Valero GP, LLC had previously adopted the following long-term incentive plans:

•                  Valero GP, LLC adopted the 2000 Long-Term Incentive Plan (the 2000 LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy’s affiliates providing services to us and to directors and officers of Valero GP, LLC.  Awards under the LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•                  In June 2003, Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates.  Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs).

•                  Valero GP, LLC adopted the 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates.

Valero L. P. has previously and will continue to reimburse us for the cost of the 2000 LTIP, the UIP and the UOP.

Amended and Restated 2000 Long-Term Incentive Plan

Effective October 1, 2006, the Valero GP, LLC 2000 Long-Term Incentive Plan was amended as follows:

•                  increase the number of units authorized for issuance under the Plan from 250,000 units (of which 223,147 have been granted to date) to 1,500,000 units;

•                  permit the “cashless-broker” exercise of options;

•                  provide that if an award under the Plan expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the Plan may be granted;

•                  amend the Plan to meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code;

•                  and amend the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, Valero GP Holdings, LLC is now the 100% owner of the general partner of Valero L.P.

9.  INCOME TAXES

On August 14, 2006, Valero GP, LLC made an entity classification election to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a).   Beginning in the third quarter of 2006, our financial statements reflected Valero GP, LLC’s treatment as a separate taxable corporate subsidiary of Valero GP Holdings.  We accounted for income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

The realization of deferred tax assets recorded as of September 30, 2006 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more likely than not that the deferred tax assets as of September 30, 2006 will be realized, based upon expected future taxable income and potential tax planning strategies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “could,” “should,” “may” and similar expressions.  These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our quarterly report on Form 10-Q for the quarter ended June 30, 2006, Part II, Item 1A, “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

•                  100% of the incentive distribution rights issued by Valero L.P., which entitle us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum percentage of 23%; and

•                  10,219,282 common units of Valero L.P. representing a 21.4% limited partner interest in Valero L.P.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars, Except Unit and Per Unit Data)

Equity in earnings of Valero L.P.	$11,637	$12,203	$32,141	$29,543

General and administrative expenses	(877)	—	(903)	(16)
Other income (expense), net	(286)	5	(249)	447
Interest income – affiliated	—	36	53	73
Interest expense – affiliated	(901)	(4,417)	(10,368)	(13,293)
Interest and debt expense	(6)	—	(6)	—

Income before income tax expense	9,567	7,827	20,668	16,754
Income tax expense (benefit)	(130)	21	273	65
Net income	$9,697	$7,806	$20,395	$16,689

Basic net income per unit	$0.23	$0.18	$0.48	$0.39

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000	42,500,000

Diluted net income per unit	$0.23	$0.18	$0.48	$0.39

Weighted average number of diluted units outstanding	42,500,626	42,500,000	42,500,211	42,500,000

As discussed above, we account for our investment in Valero L.P. using the equity method.  As a result, our equity in earnings of Valero L.P., our only source of income, directly fluctuates with the amount of Valero L.P.’s distributions, which determines the amount of our incentive distribution earnings, and the results of operations of Valero L.P, which determines the amounts of earnings attributable to our general partner and limited partner interests.  The following table summarizes Valero L.P.’s results of operations and our equity in earnings of Valero L.P. for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

Valero L.P. Statement of Income Data:
Revenues	$291,023	$258,385	$844,995	$373,326
Operating income	54,380	56,007	157,663	105,031
Income from continuing operations	41,169	40,861	112,550	78,977
Net income	41,169	45,167	112,173	83,283

Net income per unit applicable to limited partners	0.79	0.88	2.13	2.45

Cash distributions per unit applicable to limited partners	0.915	0.855	2.685	2.510

Valero GP Holdings’ Equity in Earnings of Valero L.P.:
General partner interest	$753	$843	2,033	$1,553
General partner incentive distribution	3,909	3,049	10,869	5,662
Direct charges to Valero GP Holdings, LLC	(352)	—	(352)	—

General partner’s interest in net income and incentive distributions of Valero L.P.	4,310	3,892	12,550	7,215

Valero GP Holdings’ limited partner interest in net income of Valero L.P.	8,048	9,032	21,754	24,491

Amortization of step-up in basis related to Valero L.P.’s assets and liabilities	(721)	(721)	(2,163)	(2,163)

Valero GP Holdings’ equity in earnings of Valero L.P.	$11,637	$12,203	$32,141	$29,543

Three Months Ended September 30, 2006 and 2005

Valero L.P.’s income from continuing operations for the three months ended September 30, 2006 increased slightly compared to the three months ended September 30, 2005, despite a decline in consolidated segmental operating income.  Lower income tax expense for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, offset the decline in consolidated segmental operating income and higher general and administrative expense. Net income decreased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the effect of income from discontinued operations in 2005.

Lower earnings at Valero L.P. for the three months ended September 30, 2006 decreased our equity in earnings related to our general partner interest for the three months ended September 30, 2006 compared to that period of 2005.

Valero L.P.’s per unit distributions for the three months ended September 30, 2006 increased to $0.915 from $0.855 compared to the same period of 2005, which resulted in Valero L.P. increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of Valero L.P.’s cash distributions, our equity in earnings related to our incentive distribution rights increased.

Our equity in earnings of Valero L.P. related to our limited partner units decreased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the decline in Valero L.P.’s net income per unit during that period.

General and administrative expenses increased for the three months ended September 30, 2006 compared to the same period in 2005 due to the costs we incurred as a separate publicly traded company, including certain one-time costs associated with our initial public offering. For the period prior to our initial public offering on July 19, 2006, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to Valero Energy’s capital contribution to us of the outstanding balance of the Notes effective July 19, 2006, in conjunction with the IPO.

Nine Months Ended September 30, 2006 and 2005

Valero L.P.’s income from continuing operations for the nine months ended September 30, 2006 increased $33.6 million compared to the nine months ended September 30, 2005 due to higher consolidated segmental operating income and higher equity earnings in joint ventures, partially offset by increased general and administrative expense and increased interest expense.  All of these increases predominantly resulted from the Kaneb Acquisition.

Higher earnings at Valero L.P. for the nine months ended September 30, 2006 caused an increase in our equity earnings related to our general partner interest for the nine months ended September 30, 2006 compared to that period of 2005.

Valero L.P.’s per unit distributions for the nine months ended September 30, 2006 increased compared to the same period of 2005 to $2.685 from $2.510. That increase coupled with an increase in the number of Valero L.P. units outstanding resulting from the issuance of units in conjunction with the Kaneb Acquisition resulted in Valero L.P. increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of Valero L.P.’s cash distributions, our equity in earnings of Valero L.P. related to our incentive distribution rights also increased for that period.

Our equity in earnings of Valero L.P. related to our limited partner units decreased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the decline in Valero L.P.’s net income per unit during that period.

General and administrative expenses increased for the nine months ended September 30, 2006 compared to the same period in 2005 due to the costs we incurred as a separate publicly traded company, including certain one-time costs associated with our initial public offering. For the period prior to our initial public offering on July 19, 2006, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to Valero Energy’s capital contribution to us of the outstanding balance of the Notes effective July 19, 2006, in conjunction with the IPO.

Income tax expense (benefit) for the three and nine months ended September 30, 2006 and 2005, relates to federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist.

Technical Termination under IRC §708(b)(1)(B)

Valero Energy has stated its intention to sell its remaining interests in us, pending market conditions.  If Valero Energy completes the sale of its remaining interests such that 50% or more of the total interests in our capital and profits are sold within a twelve-month period, our partnership will “terminate” for federal income tax purposes. A technical “termination” is a federal income tax concept that has no impact on the day-to-day business or operations of a partnership.  A technical termination of our partnership for tax purposes will result in a deemed sale or exchange of our interests in Valero L.P.’s capital and profits.  This deemed sale or exchange of our interests in Valero L.P.’s capital and profits will also cause the technical termination of Valero L.P.’s partnership for federal income tax purposes if this deemed sale, together with all other sales of Valero L.P.’s units, results in a sale or exchange of 50% or more of its capital and profits interest within a twelve-month period.  A technical termination would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income.  Thus, if this occurs, our unitholders will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated, and for future years, as a percentage of the cash distributed to unitholders with respect to that period.  The technical termination of our partnership and Valero L.P.’s partnership for federal income tax purposes would have no effect on our or Valero L.P.’s financial position or results of operations.

Outlook

For the remainder of 2006, we expect Valero L.P.’s results of the fourth quarter of 2006 to be lower than the third quarter of 2006 due to higher maintenance expenses and lower expected throughputs due to seasonality.

Valero L.P.’s results for the first quarter of 2007 are expected to be lower than the fourth quarter of 2006 due to several planned outages at its customer’s refineries and continued lower expected throughputs due to seasonality.

Despite lower expectations for Valero L.P.’s first quarter of 2007, we expect Valero L.P.’s 2007 annual results to be comparable to 2006. However, we expect operating income to increase by $15 to $20 million in 2007 compared to the latest estimate of 2006 operating income. This expected improvement in operating income includes the adverse impact on operating income of higher depreciation of approximately $15 million.  Operating income and depreciation expense are expected to increase primarily due to the effects of the following:

•                  a full year of operations in 2007 of the St. James crude oil terminal as Valero L.P. expects to complete the acquisition in the fourth quarter of 2006;

•                  a full year of operations in 2007 of the Burgos project which was completed in July 2006; and

•                  terminal expansion projects at St. Eustatius in the Caribbean and Amsterdam in the Netherlands as well as other internal growth projects that are expected to start contributing to Valero L.P.’s results of operations in 2007.

In addition, we expect higher interest expense to offset the increase in operating income due to higher debt balances, including borrowings related to funding the acquisitions and capital expenditures described above.

Since we expect Valero L.P.’s results for the fourth quarter to be lower than the third quarter of 2006, we expect our equity in earnings of Valero L.P to be lower. We expect our administrative expenses to be higher compared to historical amounts as we continue to incur additional administrative expenses as a separate publicly traded company.

On July 19, 2006, Valero Energy made a capital contribution to us of the outstanding balance of our notes payable to affiliates, and therefore, we will no longer incur interest expense on the outstanding balance of the notes payable to affiliates.  Accordingly, our interest expense in future periods will depend upon the amount of outstanding borrowings and the interest rate related to our three-year revolving credit facility with a borrowing capacity of up to $20 million.  During the three months ended September 30, 2006, we borrowed $1.0 million under the Credit Facility.

On August 14, 2006, Valero GP, LLC, our wholly owned subsidiary, made an entity classification election to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a).   Beginning in the third quarter of 2006, our financial statements reflected Valero GP, LLC’s treatment as a separate taxable corporate subsidiary of Valero GP Holdings.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from Valero L.P. on our partnership interests, including all of the incentive distribution rights that we own.  Due to our ownership of Valero L.P.’s incentive distribution rights, our portion of Valero L.P.’s total distributions may exceed our percentage ownership interest of 23.4%.  Our primary cash requirements are for distributions to members, capital contributions to maintain Riverwalk Logistics, L.P.’s 2% general partner interest in Valero L.P. in the event Valero L.P. were to issue additional units, debt service requirements, if any, and general and administrative expenses. In addition, because Valero GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of Valero GP, LLC. These tax payments may exceed the amount of tax expense recorded on the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from Valero L.P. and borrowings on our three-year revolving credit facility, if necessary.

Cash Flows for the Nine Months Ended September 30, 2006 and 2005

Net cash provided by operating activities for the nine months ended September 30, 2006 was $21.3 million compared to $15.4 million for the nine months ended September 30, 2005 primarily due to higher net income.  Net cash provided by investing activities for the nine months ended September 30, 2006 was $7.6 million compared to cash used in investing activities of $24.4 million for the nine months ended September 30, 2005.  The variance was primarily due to a contribution of $29.7 million to Valero L.P. in 2005, including $29.2 million to maintain our 2% general partner interest in Valero L.P. as a result of the Kaneb Acquisition by Valero L.P. Net cash used in financing activities for the nine months ended September 30, 2006 was $27.9 million compared to cash provided by financing activities of $9.0 million for the nine months ended September 30, 2005 primarily due to the contribution from Valero Energy of $29.2 million in 2005, which was used to maintain the 2% general partner interest in Valero L.P. as a result of the Kaneb Acquisition.

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

The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in Valero L.P. and incentive distribution rights (dollars and units in thousands, except per unit amounts):

	Cash Distributions Made by Valero L.P. (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash distributions per unit	$0.915	$0.855	$2.685	$2.510
Average number of Valero L.P. limited partner units outstanding (b)	46,810	46,810	46,810	38,887
Total cash distributions made by Valero L.P. to all partners	$47,694	$43,950	$139,340	$107,845
Cash distributions we received from Valero L.P.:
Distributions on general partner interest (2%)	$955	$879	$2,787	$2,157
Distributions on incentive distribution rights	3,909	3,049	10,869	7,210
Distributions on our limited partnership interests	9,350	8,740	27,447	25,675
Total cash distributions received by us	$14,214	$12,668	$41,103	$35,042
Distributions to us as a percentage of total cash distributions	29.8%	28.8%	29.5%	32.5%

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

During the three months ended September 30, 2006, we borrowed $1.0 million under the Credit Facility, which bears interest at 5.9%. As of September 30, 2006, we had $19.0 million available for borrowing under the Credit Facility.

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

Employee Benefits

On October 13, 2006, Valero GP Holdings entered into an Employee Benefits Transition Agreement effective as of July 1, 2006 (the Transition Agreement). Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy. These plans include a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. In accordance with the Transition Agreement and in connection with the initial public offering on July 19, 2006, employees of Valero GP, LLC began participating in newly enacted, comparable plans sponsored by Valero GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to Valero GP Holdings. In addition, Valero Energy, at its cost and expense, agreed to assist Valero GP, LLC in the design, preparation and initial implementation of Valero GP, LLC’s employee benefit plans. Under the transition agreement, Valero Energy will continue to provide the transition services and arrangements described therein through the earlier of the completion of such services and arrangements or the effective date of the final sale by Valero Energy of its remaining membership interest in Valero GP Holdings, unless the parties otherwise agree.

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

Substantially all of our employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy.  All benefit obligations related to service on or after July 1, 2006 will be covered by the Pension Plan.

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

On August 22, 2006, we granted 2,886 restricted units of Valero GP Holdings to our directors. One third of the units granted will vest on each anniversary of the grant over three years.

Excess Thrift Plan, Excess Pension Plan and SERP

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

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable).  The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code.  Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees.  The Excess Pension Plan will assume the liabilities of the Prior Excess Pension Plan as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees.  The SERP will assume the liabilities of the Prior SERP as of July 1, 2006 with respect to Valero GP, LLC employees, and will provide a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

Valero GP, LLC assumed the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively.

In addition to the liabilities associated with the new benefit plans, Valero GP, LLC also retained the liabilities for the benefit obligations related to the post-retirement medical benefits for those employees that are not “retirement eligible” (employees over 55 years old with 5 years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.6 million, respectively, as of July 1, 2006.  Valero Energy retained the responsibility for the post-retirement medical benefit obligation for employees who are retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elect to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan.  We expect to adopt a post-retirement medical benefits plan that will provide comparable benefits to our employees beginning January 1, 2007.

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

All costs incurred by Valero GP Holdings related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by Valero L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP, LLC was reimbursed by Valero L.P., while such compensation expense pertaining to corporate officers of Valero Energy was reimbursed by Valero Energy affiliates other than us. Prior to July 19, 2006, any liability of ours related to the various employee benefit plans, other than the bonus plans and the long-term incentive plans, was reflected in “notes payable to affiliates” in our consolidated balance sheets.  The liability for the bonus plans was recorded by Valero L.P., and the obligation under the long-term incentive plans is reflected in “accrued liabilities” in our consolidated balance sheets. Subsequent to July 19, 2006, our liability for these employee benefits is included in “other long-term liabilities” on our consolidated balance sheet.

In addition to the benefit plans discussed above, Valero GP, LLC had previously adopted the following long-term incentive plans:

•                  Valero GP, LLC adopted the 2000 Long-Term Incentive Plan (the 2000 LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy’s affiliates providing services to us and to directors and officers of Valero GP, LLC.  Awards under the LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•                  In June 2003, Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates.  Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs).

•                  Valero GP, LLC adopted the 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates.

Valero L. P. has previously and will continue to reimburse us for the cost of the 2000 LTIP, the UIP and the UOP.

Amended and Restated 2000 Long-Term Incentive Plan

Effective October 1, 2006, the Valero GP, LLC 2000 Long-Term Incentive Plan was amended as follows:

•                  increase the number of units authorized for issuance under the Plan from 250,000 units (of which 223,147 have been granted to date) to 1,500,000 units;

•                  permit the “cashless-broker” exercise of options;

•                  provide that if an award under the Plan expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the Plan may be granted;

•                  amend the Plan to meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code;

•                  and amend the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, Valero GP Holdings, LLC is now the 100% owner of the general partner of Valero L.P.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Our critical accounting policies are disclosed in our registration statement on Form S-1, as amended.

Item 4. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2005, or our quarterly report on Form 10-Q for the quarter ended June 30, 2006.

Environmental Enforcement Matters

As we first reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2006, the California Bay Area Air Quality Management District proposed penalties totaling $494,000 for alleged air violations at the Martinez Terminal. The Martinez Terminal was sold to Pacific Energy Group LLC, a subsidiary of Pacific Energy Partners, L.P., on September 30, 2005. As part of the asset purchase agreement, Pacific Energy Group LLC, a subsidiary of Pacific Energy Partners, L.P., assumed responsibility for the notices of violation at the Martinez Terminal.  A settlement agreement has been signed by all parties, and Pacific will pay the total amount of penalty assessed.

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

Item 6.  Exhibits

+Exhibit 10.01

Form of Non-employee Director Restricted Unit Agreement under Valero GP Holdings, LLC Long-Term Incentive Plan- incorporated by reference to Exhibit 10.02 to Valero GP Holdings, LLC’s Current Report on Form 8-K dated August 22, 2006 and filed August 25, 2006.

+*Exhibit 10.02	Employee Benefit Transition Agreement, effective as of July 1, 2006, between Valero Energy Corporation, Valero GP Holdings, LLC and Valero GP, LLC.
*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

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
November 8, 2006

By:	/s/ Steven A. Blank

Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 8, 2006

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Vice President and Controller
November 8, 2006