Form 10-K
period 2006-12-31
VALERO GP HOLDINGS LLC
filed 2007-02-28
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-32940

VALERO GP HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Valero Way San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (210) 345-2000

Securities registered pursuant to Section 12(b) of the Act: Units representing limited liability company membership interests listed on the New York Stock Exchange.

Securities registered pursuant to 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of units held by non-affiliates was approximately $967.1 million based on the last sales price quoted as of February 13, 2007.

The number of common units outstanding as of February 1, 2007 was 42,500,000.

PART I

Unless otherwise indicated, the terms “Valero GP Holdings, LLC,” “Valero GP Holdings,” “we,” “our” and “us” are used in this report to refer to Valero GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 27 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

ITEMS 1.,	1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW

Valero GP Holdings, LLC, a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006.

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

Our only cash generating assets are our ownership interests in Valero L.P., a publicly traded Delaware limited partnership (NYSE: VLI). Valero L.P., through its subsidiaries, operates independent terminals and petroleum liquids pipeline systems in the United States and also operates terminals in the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom. Our aggregate ownership interests in Valero L.P. consist of the following:

•	the 2% general partner interest in Valero L.P., which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by Valero L.P., which entitle us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum percentage of 23%; and

•	10,215,035 common units of Valero L.P. representing a 21.4% limited partner interest in Valero L.P.

Our primary objective is to increase per unit distributions to our unitholders by actively supporting Valero L.P. in executing its business strategy, which includes continued growth through expansion projects and strategic acquisitions. We may facilitate Valero L.P.’s growth through the use of our capital resources, which could involve capital contributions, loans or other forms of financial support.

Valero L.P. is required by its partnership agreement to distribute all of its available cash at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of Valero L.P.’s business or to provide funds for future distributions. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. However, unlike Valero L.P., we do not have a general partner or incentive distribution rights. Therefore, all of our distributions are made on our units, which are the only class of security outstanding.

On February 16, 2007, Valero L.P. announced that it will change its name to NuStar Energy, L.P. (NYSE: NS) and we announced that we will change our name to NuStar GP Holdings, LLC (NYSE: NGP) effective April 1, 2007.

Our internet website address is http://www.valerogpholdings.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, Valero L.P., P.O. Box 696000, San Antonio, Texas 78269-6000.

RECENT DEVELOPMENTS

July 2006 Initial Public Offering

On July 19, 2006, our existing membership interests consisted of 10,000,000 units representing limited liability company interests, and a 4.25-for-1 unit split was effected, resulting in 42,500,000 total units outstanding, all of which were owned by Valero Energy and its subsidiaries, maintaining their pre-split ownership percentages. Immediately subsequent to the unit split, certain subsidiaries of Valero Energy sold 17,250,000 units of Valero GP Holdings (NYSE: VEH) in an initial public offering (IPO) for a price to the public of $22.00 per unit. The proceeds, net of underwriting discounts, received by the selling unitholders were approximately $357.7 million. We did not receive any proceeds from the IPO. Subsequent to the IPO, subsidiaries of Valero Energy owned 25,250,000 units or approximately 59% of our outstanding units.

Secondary Public Offering

On December 22, 2006, we closed our secondary public offering of 20,550,000 units representing limited liability company interests at a price of $21.62 per unit. The offering included an option granted to the underwriters to purchase 2,680,435 additional units, which the underwriters exercised in full. All of the units were sold by subsidiaries of Valero Energy. Mr. William Greehey, Chairman of our board of directors, purchased 4,700,000 unregistered units in a private sale from a subsidiary of Valero Energy at a per unit price equal to the price paid by the public unitholders in this offering subject to and at the closing of the offering. We did not receive any proceeds from the offering. Upon the closing of the offering, Valero Energy’s indirect ownership interest in us was reduced to zero.

Services Agreement

Due to the recently completed sale by Valero Energy’s subsidiaries of their remaining interests in us, subsidiaries of Valero Energy, Valero L.P., Valero Logistics Operations, L.P. (Valero Logistics), a wholly owned subsidiary of Valero L.P., Riverwalk Logistics, L.P., and Valero GP, LLC entered into an amended and restated services agreement (the 2007 Services Agreement) on December 22, 2006. The 2007 Services Agreement requires Valero Logistics to pay approximately $97,000 per month for administrative services, primarily related to information system services and human resource services, and approximately $93,000 per month for telecommunications services, beginning January 1, 2007.

The 2007 Services Agreement terminates on December 31, 2010, unless it is terminated earlier by Valero Energy. We and Valero L.P. have the right to reduce the administrative or telecommunications services provided under the agreement at any time with 60 days notice. Valero Energy has the option to terminate the Services Agreement prior to December 31, 2010 if it provides us with written notice of its intention to do so. If Valero Energy elects to exercise its option to terminate the 2007 Services Agreement, they agreed to pay Valero Logistics a one-time termination option fee of $13.0 million. However, the administrative services performed by Valero Energy cannot be terminated prior to various optional termination dates specified in the Services Agreement, and Valero Energy must continue to provide human resource services for six months subsequent to such notice.

If Valero Energy exercises its termination option and Valero L.P. is not able to perform those services itself or find another third party provider, Valero L.P. can request Valero Energy to continue to perform those services at a monthly fee significantly in excess of the current fees described above. If Valero L.P. is able to perform those services itself or engage another third party to provide them, its costs may exceed the amounts charged by Valero Energy.

Employee Benefits Transition Agreement

On October 13, 2006, we entered into an Employee Benefits Transition Agreement with Valero Energy effective as of July 1, 2006 (the Transition Agreement). Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy. These plans included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. In accordance with the Transition Agreement and in connection with the initial public offering on July 19, 2006, employees of Valero GP, LLC began participating in newly enacted, comparable plans sponsored by Valero GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to Valero GP, LLC. In addition, Valero Energy, at its cost and expense, agreed to assist Valero GP, LLC in the design, preparation and initial implementation of Valero GP, LLC’s employee benefit plans. Under the Transition Agreement, Valero Energy agreed to provide the transition services and arrangements described therein through the earlier of the completion of such services and arrangements or the effective date of the final sale by Valero Energy of its remaining membership interest in us, which occurred on December 22, 2006.

Effective July 1, 2006, we amended and restated the Transition Agreement (the Amended Transition Agreement). Under the Amended Transition Agreement, Valero Energy will continue to provide the transition services and arrangements described therein until their respective completion or until specified cut-off dates, unless the parties mutually agree to extend such services and arrangements.

Administration Agreement

On July 19, 2006, in connection with the IPO, we entered into an administration agreement with Valero GP, LLC (the Administration Agreement). Pursuant to the Administration Agreement:

•	Valero GP, LLC provides all employees for us; and

•	Valero GP, LLC provides us with all executive management, accounting, legal, cash management, corporate finance and other administrative services.

Under the terms of the Administration Agreement, we pay annual charges of $0.5 million to Valero GP, LLC. This amount increases annually to reflect Valero GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to us or Valero GP, LLC’s actual payroll cost, are subject to the approval of Valero GP, LLC’s conflicts committee. We also reimburse Valero GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that Valero GP, LLC incurs while providing services to us pursuant to the Administration Agreement.

The initial term of the Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. We may cancel or reduce the services provided under this agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either us or Valero GP, LLC.

Non-Compete Agreement

On July 19, 2006, in connection with the IPO, we entered into a non-compete agreement with Valero L.P. (the Non-Compete Agreement). Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. Valero L.P. has a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor Valero L.P. are prohibited from engaging in any business, even if we and Valero L.P. would have a conflict of interest with respect to such other business opportunity.

EMPLOYEES

We have no employees. Our wholly owned subsidiary, Valero GP, LLC, pursuant to the Administration Agreement, provides administrative services to us. As of December 31, 2006, Valero GP, LLC had 1,305 employees. We believe that Valero GP, LLC’s relationship with these employees is satisfactory.

ENVIRONMENTAL AND SAFETY REGULATION

Our only cash generating assets are our indirect ownership interests in Valero L.P. We have no independent operations.

PROPERTIES

Our only cash generating assets are our indirect ownership interests in Valero L.P. We have no independent operations.

RISK FACTORS

RISKS INHERENT IN AN INVESTMENT IN US

Our only cash generating assets are our ownership interests in Valero GP, LLC and Riverwalk Holdings, LLC, which own the 2% general partner interest, 100% of the incentive distribution rights and a 21.4% limited partner interest in Valero L.P. Our cash flow and ability to make distributions is therefore completely dependent upon the ability of Valero L.P. to make cash distributions to its partners, including us. If Valero L.P. does not make cash distributions or reduces the level of cash distributions to its partners, we may not have sufficient cash to pay distributions.

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

Because of these factors, Valero L.P. may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. Furthermore, cash distributions to Valero L.P. unitholders depend primarily upon cash flow, and not solely on profitability, which is affected by non-cash items. Therefore, Valero L.P. may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records net income.

In the future, we may not have sufficient cash to pay distributions at our estimated initial quarterly distribution level or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from Valero L.P., the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions Valero L.P. makes to its unitholders, including us. We cannot assure you that Valero L.P. will continue to make quarterly distributions at its current level of $0.915 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if Valero L.P. increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by Valero L.P. to us. Our ability to distribute cash received from Valero L.P. to our unitholders is limited by a number of factors, including:

•	interest expense and principal payments on any indebtedness we may incur;

•	restrictions on distributions contained in any future debt agreements;

•	our general and administrative expenses, including expenses we will incur as a result of being a public company;

•	expenses of our subsidiaries, including tax liabilities of our corporate subsidiaries, if any;

•

reserves necessary for us to make the necessary capital contributions to maintain our 2% general partner interest in Valero L.P., as required by the partnership agreement of Valero L.P. upon the issuance of additional partnership securities by Valero L.P.; and

•	reserves our board of directors believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

We cannot guarantee that in the future we will be able to pay distributions or that any distributions Valero L.P. does pay to us will allow us to pay distributions at or above our current initial quarterly distribution of $0.32 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of Valero L.P. Therefore, a reduction in the amount of cash distributed by Valero L.P. per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.32 per unit.

Valero L.P.’s unitholders, excluding the owner of Valero L.P.’s general partner, have the right to remove Valero L.P.’s general partner by a simple majority vote, which would cause us to divest our indirect general partner interest and incentive distribution rights in Valero L.P. in exchange for cash or common units of Valero L.P. and cause us to lose our ability to manage Valero L.P.

We currently manage Valero L.P. through Riverwalk Logistics, L.P., Valero L.P.’s general partner and our indirect, wholly owned subsidiary. Valero L.P.’s partnership agreement, however, gives unitholders of Valero L.P. the right to remove the general partner of Valero L.P. upon the affirmative vote of holders of a majority of outstanding Valero L.P. common units, excluding the common units owned by us. We own a 21.4% limited partner interest in Valero L.P., and the public unitholders own 76.6%. If Riverwalk Logistics, L.P. were removed as the general partner of Valero L.P., it would receive cash or common units in exchange for its 2% general partner interest and the incentive distribution rights and would lose its ability to manage Valero L.P. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of Valero L.P.’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash as or be as valuable as the 2% general partner interest and incentive distribution rights had we retained them.

Valero L.P.’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate the growth strategy of Valero L.P. Our board of directors can give this consent without a vote of our unitholders.

We indirectly own Valero L.P.’s general partner, which owns the incentive distribution rights in Valero L.P. that entitle us to receive increasing percentages, up to a maximum of 23%, of any cash distributed by Valero L.P. as it reaches a distribution of $0.66 per Valero L.P. common unit in any quarter. A substantial portion of the cash flows we receive from Valero L.P. is provided by these incentive distributions. Our limited liability company agreement provides that our board of directors may consent to the elimination, reduction or modification of the incentive distribution rights without our unitholders’ approval if our board determines that the elimination, reduction or modification will not adversely affect our unitholders in any material respect.

The amount of cash distributions that we will be able to distribute to our unitholders will be reduced by the costs associated with our being a public company, other general and administrative expenses and any reserves that our board of directors believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a public company, which we expect to be approximately $2.4 million per year, and other operating expenses, reserves to satisfy debt service requirements, if any, and reserves for future distributions. Prior to our initial public offering in July 2006, we were a private company and did not file reports with the SEC. Upon the completion of our initial public offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended.

In addition, we may reserve funds to allow our indirect wholly owned subsidiary, Riverwalk Logistics, L.P., to maintain its 2% general partner interest in Valero L.P. by making capital contributions to Valero L.P. when Valero L.P. issues additional common units.

Restrictions in our credit facility limit our ability to make distributions to our unitholders.

Our credit facility contains covenants limiting our ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to our unitholders. The credit facility also contains covenants requiring Valero L.P. to maintain certain financial ratios. Our and Valero L.P.’s ability to comply with any restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we or Valero L.P. are unable to comply with these restrictions and covenants, a significant portion of any indebtedness under our credit facility may become immediately due and payable, and our lenders’ commitment to make loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution on our units. Our credit facility limits our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distribution.

In addition, this and any future levels of indebtedness may:

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

The market price of our units could be adversely affected by sales of substantial amounts of our units into public markets, including sales by our existing unitholders.

Sales by us or any of our existing unitholders, including Mr. Greehey, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey owns approximately 12% of our outstanding units.

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

Valero Energy’s divestiture of its ownership interest in us in December 2006 has caused and will continue to cause an increase in Valero L.P.’s administrative costs and expenses and capital expenditures, which will continue to reduce the cash available for distribution to Valero L.P.’s partners and, as a result, to our unitholders.

Valero L.P. historically has benefited from common overhead infrastructure with Valero Energy — primarily in the areas of information technology systems and employee benefit plan and payroll administration. Over time, Valero L.P. expects to continue to separate its administrative functions from Valero Energy and absorb the functions currently provided by Valero Energy under the Services Agreement. As a result, Valero L.P. will incur additional expenses and capital expenditures for either obtaining personnel or third-party providers to perform the services now provided by Valero Energy. These additional expenses and capital expenditures will reduce the cash available for distribution to Valero L.P.’s partners, including us, and as a result reduce the cash available for distribution to our unitholders.

If Valero L.P.’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of Valero L.P., it may not be able to satisfy its obligations and its cash flows will be reduced.

The general partner of Valero L.P. and its affiliates may make expenditures on behalf of Valero L.P. for which they will seek reimbursement from Valero L.P. In addition, under Delaware law, the general partner, in its capacity as the general partner of Valero L.P., has unlimited liability for the obligations of Valero L.P., such as its debts and environmental liabilities, except for those contractual obligations of Valero L.P. that are expressly made without recourse to the general partner. To the extent Riverwalk Logistics, L.P. incurs obligations on behalf of Valero L.P., it is entitled to be reimbursed or indemnified by Valero L.P. If Valero L.P. does not reimburse or indemnify its general partner, Riverwalk Logistics, L.P. may be unable to satisfy these liabilities or obligations, which would reduce its cash flows. In turn, Riverwalk Logistics, L.P. would have less cash to distribute to us.

If distributions on our units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such payments in the future.

Our distributions to our unitholders are not cumulative. Consequently, if distributions on our units are not paid with respect to any fiscal quarter at the current distribution rate, our unitholders will not be entitled to receive such payments in the future.

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

If in the future we cease to manage Valero L.P., we may be deemed to be an investment company under the Investment Company Act of 1940, which would cause us either have to register as an investment company, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights.

If we cease to manage Valero L.P. as a consequence of Riverwalk Logistics, L.P.’s removal or withdrawal as Valero L.P.’s general partner or otherwise, and are deemed to be an investment company under the Investment Company Act of 1940 because of our ownership of Valero L.P. partnership interests, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the sale and purchase of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage.

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

Section 203. Our limited liability company agreement effectively adopts Section 203 of the DGCL. Section 203 of the DGCL as it applies to us prevents an interested unitholder, defined as a person who owns 15% or more of our outstanding units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for our units.

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

Preferred Unit Purchase Rights. On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC, under which our Board of Directors declared a distribution of one preferred unit purchase right for each of our outstanding units. The rights become exercisable under specified circumstances, including any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more or our outstanding units, subject to specified exceptions. If events specified in the rights agreement occur, each holder of rights, other than an acquiring person, can exercise their rights. When a holder exercises a right, the holder will be entitled to receive units valued at some multiple of the exercise price of the right. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the rights prior to a person or group becoming an acquiring person.

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

Our limited liability agreement limits and modifies our directors’ fiduciary duties and the fiduciary duties of our officers and directors may conflict with those of Valero L.P.’s general partner’s officers and directors.

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

Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our unitholders. Simultaneously, two of our directors and all of our officers are also directors and officers of Valero GP, LLC, the general partner of Valero L.P.’s general partner, and have fiduciary duties to manage the business of Valero L.P. in a manner beneficial to Valero L.P. and its unitholders. For instance, William E. Greehey is our Chairman of the Board as well as the Chairman of the Board of Valero GP, LLC. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to Valero L.P., on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, we share executive officers and administrative personnel with Valero L.P.’s general partner to operate both our business and Valero L.P.’s business. Our executive officers, who are also the executive officers of Valero L.P.’s general partner, will allocate, in their reasonable and sole discretion, their time spent on our behalf and on behalf of Valero L.P. These allocations may not be the result of arms-length negotiations between Valero L.P.’s general partner and us, and therefore the allocations may not exactly match the actual time and overhead spent.

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

Valero L.P.’s future financial and operating flexibility may be adversely affected by restrictions in its debt agreements and by its and our leverage.

As of December 31, 2006, Valero L.P.’s consolidated debt was approximately $1.4 billion. Among other things, this amount of debt may be viewed negatively by credit rating agencies, which could result in increased costs to Valero L.P. in accessing the capital markets. Valero Logistics Operations, L.P. and Kaneb Pipe Line Operating Partnership, L.P. (KPOP) have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors, both with stable outlook, and KPOP also has a senior unsecured rating of BBB minus with Fitch, also with a stable outlook. Any future downgrade of the debt issued by these wholly owned subsidiaries of Valero L.P. could significantly increase Valero L.P.’s capital costs or adversely affect Valero L.P.’s ability to raise capital in the future.

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

Valero L.P. may not be able to generate sufficient cash from operations to enable it to pay quarterly distributions on its units every quarter.

The amount of cash Valero L.P. is able to distribute to its partners is principally dependent on the amount of cash it is able to generate from operations, which fluctuates from quarter to quarter based on, among other things:

•	the amount of crude oil and refined product transported in its pipelines;

•	throughput volumes in its terminals and storage facilities;

•	tariff rates and fees it charges and the margins it realizes for its services;

•	the level of its operating cost;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the effect of worldwide energy conservation measures; and

•	prevailing economic conditions.

In determining the cash available for distribution, Valero L.P. makes assumptions about throughput, tariffs and fees and operating costs. Whether these assumptions are realized is not entirely within Valero L.P.’s control or the control of its general partner. If these assumptions are not realized, Valero L.P. may not generate sufficient cash to make a quarterly distribution on its units at the current level.

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

Although Valero L.P. acquired Kaneb effective July 1, 2005, it continues to rely on Valero Energy for a significant portion of its revenues. For the year ended December 31, 2006, Valero Energy accounted for approximately 23%, respectively, of Valero L.P.’s revenues. While some of Valero L.P.’s relationships with Valero Energy are subject to long-term contracts, Valero L.P. may be unable to negotiate extensions or replacements of these contacts on favorable terms, if at all. For example, the Pipeline and Terminals Usage Agreement with respect to the crude oil processed and the refined products produced at Valero Energy’s Ardmore, McKee and Three Rivers refineries expires on April 16, 2008, and Valero Energy may elect not to renew such agreement or only agree to renew it at substantially less favorable terms.

Additionally, if Valero Energy elects not to renew some or all of its contracts with Valero L.P., it will no longer be precluded from challenging Valero L.P.’s tariffs covered by such contracts. Should Valero Energy successfully challenge some or all of such tariffs, Valero L.P. may be required to reduce these tariffs, which could adversely affect Valero L.P.’s cash flow and therefore its ability to make distributions to its partners, including us.

Because of the geographic location of certain of Valero L.P.’s pipelines, terminals and storage facilities, Valero L.P. depends largely upon Valero Energy to provide throughput for its assets. Any decrease in throughputs would cause Valero L.P.’s revenues to decline and adversely affect Valero L.P.’s ability to make cash distributions to its unitholders. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries Valero L.P. serves. Factors that could result in such a decline include:

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

The loss of all or even a portion of the volumes of crude oil and refined petroleum products supplied by Valero Energy would have a material adverse effect on Valero L.P.’s business, results of operations and financial condition and Valero L.P.’s ability to make cash distributions, unless Valero L.P. were able to find customers with comparable volumes from other sources.

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

Increases in natural gas and power prices could adversely affect Valero L.P.’s ability to make distributions to its unitholders, including us.

Power costs constitute a significant portion of Valero L.P.’s operating expenses. Power costs represented approximately 13.4% of Valero L.P.’s operating expenses for the year ended December 31, 2006. Valero L.P. uses mainly electric power at its pipeline pump stations and terminals and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, Valero L.P.’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause Valero L.P.’s power costs to increase further. If natural gas prices remain high or increase further, Valero L.P.’s cash flows may be adversely affected, which could adversely affect Valero L.P.’s ability to make distributions to Valero L.P.’s unitholders, including us.

Valero L.P.’s operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require Valero L.P. to make substantial expenditures.

Valero L.P.’s operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of petroleum and other products, such as specialty liquids, produces a risk that these products may be suddenly released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. Valero L.P. owns or leases a number of properties that have been used to store or distribute refined products for many years. Many of these properties, such as the recently acquired assets from Kaneb in 2005, were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under Valero L.P.’s control. If Valero L.P. were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions to its unitholders, including us, and its ability to meet its debt service requirements.

Increases in interest rates could adversely affect Valero L.P.’s business and the trading price of Valero L.P.’s common units.

Valero L.P. has significant exposure to increases in interest rates. As of December 31, 2006, Valero L.P. had approximately $1.4 billion of consolidated debt, of which $0.8 billion was at fixed interest rates and $0.6 billion was at variable interest rates after giving effect to interest rate swap agreements. Valero L.P.’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of Valero L.P.’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

Valero L.P.’s pipeline integrity program may subject it to significant costs and liabilities.

As a result of pipeline integrity testing under the Pipeline Safety Improvement Act of 2002, Valero L.P. may incur significant and unanticipated operating and capital expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines. Further, the Act or an increase in public expectations for pipeline safety may require additional reporting, the replacement of Valero L.P.’s pipeline segments, additional monitoring equipment, and more frequent inspection or testing of Valero L.P.’s pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should Valero L.P. fail to comply with the U.S. Department of Transportation rules, and related regulations and orders, it could be subject to penalties and fines, which could have a material adverse effect on its ability to make distributions to its unitholders, including us.

Valero L.P.’s operations are subject to operational hazards and unforeseen interruptions for which it may not be adequately insured.

Valero L.P.’s operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond its control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in Valero L.P.’s operations. Valero L.P. may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of Valero L.P.’s insurance policies have increased substantially, and could escalate further. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, Valero L.P.’s insurance carriers require broad exclusions for losses due to terrorist acts. If Valero L.P. were to incur a significant liability for which it was not fully insured, such a liability could have a material adverse effect on Valero L.P.’s financial position and its ability to make distributions to its unitholders, including us, and to meet its debt service requirements.

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

•

an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for gasoline. Market prices for crude oil and refined products are subject to wide fluctuation in response to changes in global and regional supply that are beyond Valero L.P.’s control, and increases in the price of crude oil may result in a lower demand for refined products; and

•

the increased use of alternative fuel sources, such as battery-powered engines. Several state and federal initiatives mandate this increased use. For example, the Energy Policy Act of 1992 requires 75% of new vehicles purchased by federal agencies since 1999, 75% of all new vehicles purchased by state governments since 2000, and 70% of all new vehicles purchased for private fleets in 2006 and thereafter to use alternative fuels.

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

Part of Valero L.P.’s business strategy includes acquiring additional pipelines and terminalling and storage facilities that complement Valero L.P.’s existing asset base and distribution capabilities or provide entry into new markets. Valero L.P. may not be able to identify suitable acquisitions, or it may not be able to purchase or finance any acquisitions on terms that it finds acceptable. Additionally, Valero L.P. competes against other companies for acquisitions, and Valero L.P. may not be successful in the acquisition of any assets or businesses appropriate for its growth strategy. Valero L.P.’s capitalization and results of operations may change significantly as a result of future acquisitions, and you will not have the opportunity to evaluate the economic, financial and other relevant information that Valero L.P. will consider in connection with any future acquisitions. Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to Valero L.P.’s acquisition for which it is not indemnified or for which indemnity is inadequate, may adversely affect Valero L.P.’s ability to realize the anticipated benefit from an acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. Successful business combinations will require Valero L.P.’s management and other personnel to devote significant amounts of time to integrating the acquired businesses with Valero L.P.’s existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If Valero L.P. does not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, Valero L.P.’s business and financial condition could be adversely affected.

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

The rates that Valero L.P. may charge on its interstate pipelines are subject to regulation by various federal and state agencies, such as FERC and the STB.

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

Valero L.P.’s pipeline operations are subject to FERC rate-making principles that could have an adverse impact on Valero L.P.’s ability to recover the full cost of operating its pipeline facilities and its ability to make distributions to its unitholders.

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

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on Valero L.P. in particular, is not known at this time. Increased security measures taken by Valero L.P. as a precaution against possible terrorist attacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect Valero L.P.’s operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror or instability in the financial markets that could restrict Valero L.P.’s ability to raise capital.

Tax Risks to Our Unitholders

If we or Valero L.P. were treated as a corporation for federal or state income tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The value of our investment in Valero L.P. depends largely on Valero L.P. being treated as a partnership for federal income tax purposes.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our units.

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

Current law may change, causing us or Valero L.P. to be treated as a corporation for federal income tax purposes or otherwise subjecting us or Valero L.P. to entity level taxation. In addition, because of widespread state budget deficits, and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, the State of New Jersey imposes a state level tax which Valero L.P. currently pays at the maximum amount of $250,000. Partnerships and limited liability companies, unless specifically exempted, will also generally be subject to a state level tax imposed on Texas source revenues beginning in 2008. Specifically, the Texas margin tax will be imposed at a maximum effective tax rate of 0.7% of our gross revenue that is apportioned to Texas. Imposition of an entity level tax on us or Valero L.P. by Texas, or additional states, will reduce the cash available for distribution to our unitholders.

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

Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their respective share of our taxable income.

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their respective share of our taxable income, whether or not the unitholders receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their respective share of our taxable income or even equal to the actual tax liability that results from their respective share of our taxable income.

The sale or exchange of 50% or more of our or Valero L.P.’s capital and profits interests, within a twelve-month period, will result in the termination of our or Valero L.P.’s partnership for federal income tax purposes. Valero Energy completed its secondary public offering on December 22, 2006 and sold its remaining interests in us, at which time a 50% ownership change occurred and Valero GP Holdings, LLC terminated for federal income tax purposes.

We are considered to have terminated our partnership for federal income tax purposes on December 22, 2006, due to Valero Energy selling a greater than 50% interest in our capital and profits within a twelve-month period. The constructive termination of our partnership resulted in a deemed sale or exchange of our interest in Valero L.P.’s capital and profits. This deemed sale or exchange of our interests in Valero L.P.’s capital and profits did not cause the termination of Valero L.P.’s partnership because this deemed sale, together with all other sales of interests in Valero L.P., did not result in a sale or exchange of more than 50% of Valero L.P.’s capital and profits interests within a twelve-month period. The termination, among other things, resulted in the closing of our taxable year for all unitholders and resulted in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income. Thus, you will be allocated an increased amount of federal taxable income for the 2006, the year in which we are considered terminated, and for future years as a percentage of the cash distributed to you with respect to that period.

Tax gain or loss on the disposition of our units could be different than expected.

If a unitholder sells units, the selling unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those units. Prior distributions to the selling unitholder in excess of the total net taxable income the unitholder was allocated for a unit, which decreased the unitholder’s tax basis in that unit, will, in effect, become taxable income to the selling unitholder if the unit is sold at a price greater than the unitholder’s tax basis in that unit, even if the price the unitholder receives is less than the units’ original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder.

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

Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of units and could have a negative impact on the value of our units or result in audit adjustments to the unitholder’s tax returns.

Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our units.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or Valero L.P. do business or own property. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We or Valero L.P. may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state and local tax returns.

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

Specified items of income, gain, loss and deduction will be allocated to us from Valero L.P. and among our unitholders to account for the difference between the fair market value and tax basis of Valero L.P.’s assets and our assets at the time the assets were contributed to Valero L.P. (or its predecessors) or at the time of this and any other offering. The effect of these allocations will be to allocate to us from Valero L.P. and to our unitholders, gain attributable to our share of the difference between the fair market value and the tax basis of Valero L.P.’s assets at these times (including gain attributable to our ownership of the incentive distribution rights). The effect of these allocations to a unitholder purchasing units in this offering will be essentially the same as if the tax basis of our and Valero L.P.’s assets were equal to their fair market values at the time of the offering, with the result that a unitholder purchasing units in this offering will not bear the federal income tax burden associated with any existing difference between the fair market value and tax basis of our or Valero L.P.’s assets. The federal income tax burden associated with the difference between the fair market value and tax basis of our assets immediately prior to an offering will be borne by our existing unitholders as of that time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are insured against various business risks to the extent we believe is prudent; however, there can be no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activity.

Valero L.P. is named as a defendant in litigation relating to Valero L.P.’s normal business operations, including regulatory and environmental matters. Valero L.P. is also insured against various business risks to the extent its management believes is prudent; however, Valero L.P. cannot be assured that the nature and amount of such insurance will be adequate, in every case, to indemnify it against liabilities arising from future legal proceedings as a result of its ordinary business activity. We believe that, should Valero L.P. be unable to defend itself in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on Valero L.P.’s financial position or liquidity. However, if any actual losses exceed the amounts accrued, there could be a material adverse effect on Valero L.P.’s results of operations, which could have a material adverse effect on our results of operations.

GRACE ENERGY CORPORATION MATTER

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against Valero L.P. related to this matter and Valero L.P. has not made any payments toward costs incurred by the Department of Justice.

PORT OF VANCOUVER MATTER

Valero L.P. owns a chemical and refined product terminal on property owned by the Port of Vancouver, and it leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on Valero L.P.’s site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Valero L.P. disputes this assertion. No lawsuits have been filed against Valero L.P. in this matter. Factors that could affect estimated remediation costs include whether Kaneb will have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

With respect to the environmental proceedings listed below, if any one or more of them were decided against Valero L.P., we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of any these proceedings or whether such ultimate outcome may have a material effect on our consolidated financial position. We report these proceedings to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, the Illinois State Attorney General’s Office has proposed penalties totaling $133,000 related to a pipeline leak at a storage terminal in Chillicothe, Illinois that we owned through a joint venture with Center Oil Company until we sold our interest in October 2006. The Pipeline and Hazardous Materials Safety Agency has proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. We are currently in settlement negotiations with these government agencies to resolve these matters.

Valero L.P. is also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe the possibility is remote that the final outcome of any of the claims or proceedings to which Valero L.P. is a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with Valero GP, LLC
William E. Greehey	70	Chairman of the Board

Curtis V. Anastasio	50	President, Chief Executive Officer and Director

Steven A. Blank	52	Senior Vice President, Chief Financial Officer and Treasurer

Bradley C. Barron	41	Vice President, General Counsel and Secretary

Thomas R. Shoaf	48	Vice President and Controller

Mr. Greehey became the Chairman of the board of directors of Valero GP Holdings, LLC in March 2006. Mr. Greehey has been the Chairman of the board of directors of Valero GP, LLC since January 2002. Mr. Greehey served as the Chairman of the board of directors of Valero Energy Corporation from 1979 through January 2007. Mr. Greehey was Chief Executive Officer of Valero Energy from 1979 through December 2005. He was also President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became President and Chief Executive Officer of Valero GP Holdings, LLC in March 2006, and he has been a director since January 2007. Mr. Anastasio has also served as the President and a director of Valero GP, LLC since December 1999. He also became Valero GP, LLC’s Chief Executive Officer in June 2000.

Mr. Blank became Senior Vice President, Chief Financial Officer and Treasurer of Valero GP Holdings, LLC in March 2006. Mr. Blank became Senior Vice President and Chief Financial Officer of Valero GP, LLC in January 2002, and he became Valero GP, LLC’s Treasurer as well in July 2005. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of Valero GP, LLC. He also served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.

Mr. Barron became Vice President, General Counsel and Secretary of Valero GP Holdings, LLC in March 2006. Mr. Barron has also served Vice President, General Counsel and Secretary of Valero GP, LLC since January 2006. He served as Managing Counsel and Corporate Secretary of Valero GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

Mr. Shoaf became Vice President and Controller of Valero GP Holdings, LLC in March 2006. He has also served as Vice President and Controller of Valero GP, LLC since July 2005. Mr. Shoaf served as Vice President-Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with Valero GP, LLC. From 2000 to 2001, Mr. Shoaf was Vice President-Finance of Valero Corporate Services Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “VEH.” At the close of business on February 7, 2007, we had 13 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the year ended December 31, 2006 were as follows:

	Price Range of Common Unit
	High	Low
4th Quarter	$25.00	$19.25
3rd Quarter(1)	$22.25	$19.00

(1)	For the period from July 19, 2006, the date of our initial public offering, through September 30, 2006.

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are the only class of security outstanding.

The cash distributions applicable to each of the quarters in the year ended December 31, 2006 were as follows:

	Record Date	Payment Date	Amount Per Unit
4th Quarter	February 7, 2007	February 16, 2007	$0.3200
3rd Quarter	November 7, 2006	November 17, 2006	0.2574	(1)

(1)	The distribution for the third quarter of 2006 represents a prorated distribution, based on our current quarterly cash distribution of $0.32 per unit, for the period from July 19, 2006, the closing date of our initial public offering, through September 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, selected historical financial data for Valero GP Holdings (in thousands, except per unit amounts). On June 1, 2006, Valero Energy contributed its ownership interest in Valero GP, LLC to Valero GP Holdings. Therefore, the consolidated financial statements of Valero GP Holdings include Valero GP, LLC, Riverwalk Logistics, L.P., and Riverwalk Holdings, LLC. Prior to March 18, 2003, the financial statements of Valero GP Holdings also consolidated the financial statements of Valero L.P. On March 18, 2003, Valero GP Holdings began accounting for its investment in Valero L.P. under the equity method, which is discussed in Note 2 to the audited financial statements.

	2006	2005	2004	2003	2002
Statement of Income Data:
Operating revenues	$—	$—	$—	$24,868	$118,458
Equity in earnings of Valero L.P	42,983	37,646	35,314	27,418	—

Total revenues	42,983	37,646	35,314	52,286	118,458

Net income	30,718	20,293	18,447	16,254	26,888
Earnings per unit (a)	0.72	0.48	0.43	0.38	0.63
Cash distributions per unit (b)	0.58	—	—	—	—

Balance Sheet Data (at period end):
Total assets	$570,503	$410,314	$388,991	$392,937	$760,256
Total debt (c)	—	265,961	270,597	283,797	386,816
Members’ equity (d)	555,643	141,780	113,975	105,960	244,771

Other Financial Data:
Distributions received from Valero L.P. (e)	$53,764	$44,745	$37,964	$36,013	$39,130

(a)	On June 28, 2006, our existing membership interests were represented by 10,000,000 units. In conjunction with our initial public offering, we effected a 4.25-for-1 split, resulting in total outstanding units of 42,500,000. Prior to June 28, 2006, we had no units outstanding. Our earnings per unit amounts assume that 42,500,000 units were outstanding for all periods presented.
(b)	Cash distributions per unit consist of cash distributions related to the third and fourth quarter. The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1—July 18, 2006, Valero Energy received 100% of our distributions. Valero GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.
(c)	Total debt as of December 31, 2002 includes $110.4 million of Valero L.P.’s outstanding debt, prior to the ceasing of consolidation of Valero L.P. on March 18, 2003. The remainder of the debt at the end of 2002 and all of the debt as of December 31, 2003, 2004 and 2005 represents notes payable by Valero GP Holdings to subsidiaries of Valero Energy. On July 19, 2006, subsidiaries of Valero Energy made a capital contribution to us in the form of notes issued by us and held by those Valero Energy subsidiaries.
(d)	Members’ equity in the historical balance sheet decreased from December 31, 2002 to December 31, 2003 as a result of the distribution to Valero GP Holdings’ members of the proceeds received from the redemption by Valero L.P. of 3,809,750 common units held by Valero GP Holdings. Members’ equity as of December 31, 2006 is significantly higher than prior periods in the historical balance sheet due to the capital contribution of notes from Valero Energy subsidiaries discussed in footnote (c) above and the recognition of $158 million in SAB 51 credits upon the conversion of our Valero L.P. subordinated units to common units.
(e)	Distributions received from Valero L.P. for the years ended December 31, 2002 and 2003 include distributions received by Valero GP Holdings prior to the ceasing of consolidation of Valero L.P. on March 18, 2003, which were eliminated in the combined statements of cash flows, and therefore these amounts are not derived from the historical statements of cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with Items 1., 1A. and 2. “Business, Risk Factors and Properties,” and Item 8. “Financial Statements and Supplementary Data,” included in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement. Other unknown or unpredictable factors could also have material adverse effects on our future results. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of the Form 10-K. We do not intend to update these statements unless it is required by the securities laws to do so, and we undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Our only cash generating assets are our ownership interests in Valero L.P. Our aggregate ownership interests in Valero L.P. consist of the following:

•	the 2% general partner interest in Valero L.P., which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by Valero L.P., which entitle us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum percentage of 23%; and

•	10,215,035 common units of Valero L.P. representing a 21.4% limited partner interest in Valero L.P.

We account for our ownership interest in Valero L.P. using the equity method. Therefore, our financial results reflect a portion of Valero L.P.’s net income based on our ownership interest in Valero L.P. We have no separate operating activities apart from those conducted by Valero L.P. and therefore generate no revenues from operations.

Valero L.P. conducts substantially all of its business through its operating partnerships and wholly owned subsidiaries, Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). Through its subsidiaries, Valero L.P. is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

Recent Developments

On July 19, 2006, our existing membership interests consisted of 10,000,000 units representing limited liability company interests, and a 4.25-for-1 unit split was effected, resulting in 42,500,000 total units outstanding, all of which were owned by Valero Energy and its subsidiaries, maintaining their pre-split ownership percentages. Immediately subsequent to the unit split, certain subsidiaries of Valero Energy sold 17,250,000 units of Valero GP Holdings (NYSE: VEH) in an initial public offering (IPO) for a price to the public of $22.00 per unit. The proceeds, net of underwriting discounts, received by the selling unitholders were approximately $357.7 million. We did not receive any proceeds from the IPO. Subsequent to the IPO, subsidiaries of Valero Energy owned 25,250,000 units or approximately 59% of our outstanding units.

On December 22, 2006, we closed our secondary public offering of 20,550,000 units representing limited liability company interests at a price of $21.62 per unit. The offering included an option granted to the underwriters to purchase 2,680,435 additional units, which the underwriters exercised in full. All of the units were sold by subsidiaries of Valero Energy. Mr. William Greehey, Chairman of our board of directors, purchased 4,700,000 unregistered units in a private sale from a subsidiary of Valero Energy at a per unit price equal to the price paid by the public unitholders in this offering subject to and at the closing of the offering. We did not receive any proceeds from the offering. Upon the closing of the offering, Valero Energy’s indirect ownership interest in us was reduced to zero.

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

Partnership Termination for Federal Income Tax Purposes

The sale by Valero Energy of its interests in us on December 22, 2006 resulted in the sale of 50% or more of the total interests in our capital and profits within a twelve-month period, thus resulting in the constructive “termination” of our partnership for federal income tax purposes. A constructive “termination” is a federal income tax concept that has no impact on the day-to-day business or operations of a partnership. The constructive termination of our partnership for tax purposes resulted in a deemed sale or exchange of our interests in Valero L.P.’s capital and profits. This deemed sale or exchange of our interests in Valero L.P.’s capital and profits did not cause the constructive termination of Valero L.P.’s partnership for federal income tax purposes. The constructive termination of our partnership resulted in the closing of our taxable year for all unitholders and in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income. Thus, our unitholders will be allocated an increased amount of federal taxable income for 2006, and for future years, as a percentage of the cash distributed to unitholders with respect to that period. The constructive termination of our partnership for federal income tax purposes had no effect on our or Valero L.P.’s financial position or results of operations.

Results of Operations

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2006	2005	Change
Equity in earnings of Valero L.P.	$42,983	$37,646	$5,337

General and administrative expenses	(1,562)	(28)	(1,534)
Other income (expense), net	(82)	456	(538)
Interest income – affiliated	53	111	(58)
Interest expense – affiliated	(10,368)	(17,778)	7,410
Interest expense, net	(16)	—	(16)

Income before income tax expense	31,008	20,407	10,601
Income tax expense	290	114	176

Net income	$30,718	$20,293	$10,425

Basic net income per unit	$0.72	$0.48	$0.24

Weighted average number of basic units outstanding	42,500,000	42,500,000	—

Diluted net income per unit	$0.72	$0.48	$0.24

Weighted average number of diluted units outstanding	42,500,581	42,500,000	581

The following table summarizes Valero L.P.’s results of operations and our equity in earnings of Valero L.P. for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Change
	2006	2005
	(Thousands of Dollars)
Valero L.P. Statement of Income Data:
Revenues	$1,135,674	$659,557	$476,117
Operating income	211,312	152,952	58,360
Income from continuing operations	149,906	107,675	42,231
Net income	149,530	111,073	38,457
Net income per unit applicable to limited partners	2.83	2.86	(0.03)
Cash distributions per unit applicable to limited partners	3.600	3.365	0.235

Valero GP Holdings’ Equity in Earnings of Valero L.P.:
General partner interest	$2,707	$2,047	$660
General partner incentive distribution	14,778	8,711	6,067
Direct charges to Valero GP Holdings, LLC	(575)	—	(575)

General partner’s interest in net income and incentive distributions of Valero L.P.	16,910	10,758	6,152
Valero GP Holdings’ limited partner interest in net income of Valero L.P.	28,957	29,772	(815)
Amortization of step-up in basis related to Valero L.P.’s assets and liabilities	(2,884)	(2,884)	—

Valero GP Holdings’ equity in earnings of Valero L.P.	$42,983	$37,646	$5,337

Year Ended December 31, 2006 and 2005

Valero L.P.’s net income for the year ended December 31, 2006 increased $38.5 million compared to the year ended December 31, 2005 due to higher segmental operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from the acquisition of Kaneb Services, LLC and Kaneb Pipeline Partners, L.P. on July 1, 2005 (Kaneb Acquisition).

Higher earnings at Valero L.P. for the year ended December 31, 2006 caused an increase in our equity earnings related to our general partner interest for the year ended December 31, 2006 compared to that period of 2005.

Valero L.P.’s per unit distributions for the year ended December 31, 2006 increased compared to the same period of 2005 to $3.600 from $3.365. That increase coupled with an increase in the number of Valero L.P. units outstanding resulting from the issuance of units in conjunction with the Kaneb Acquisition resulted in Valero L.P. increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of Valero L.P.’s cash distributions, our equity in earnings of Valero L.P. related to our incentive distribution rights also increased for that period.

Our equity in earnings of Valero L.P. related to our limited partner units decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to the decline in Valero L.P.’s net income per unit during that period.

Our general and administrative expenses increased for the year ended December 31, 2006 compared to the same period in 2005 due to the costs we incurred as a separate publicly traded company, including certain one-time costs associated with our initial public offering. For the period prior to our initial public offering on July 19, 2006, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to Valero Energy’s capital contribution to us of the outstanding balance of our notes payable to affiliates effective July 19, 2006, in conjunction with the IPO.

Income tax expense for the years ended December 31, 2006 and 2005, relates to federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2005	2004	Change
Equity in earnings of Valero L.P.	$37,646	$35,314	$2,332

General and administrative expenses	(28)	(91)	63
Other income (expense), net	456	375	81
Interest income – affiliated	111	26	85
Interest expense – affiliated	(17,778)	(17,110)	(668)

Income before income tax expense	20,407	18,514	1,893
Income tax expense	114	67	47

Net income	$20,293	$18,447	$1,846

Basic net income per unit	$0.48	$0.43	$0.05

Weighted average number of basic units outstanding	42,500,000	42,500,000	—

Diluted net income per unit	$0.48	$0.43	$0.05

Weighted average number of diluted units outstanding	42,500,000	42,500,000	—

The following table summarizes Valero L.P.’s results of operations and our equity in earnings of Valero L.P. for the year ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004	Change
	(Thousands of Dollars)
Valero L.P. Statement of Income Data:
Revenues	$659,557	$220,792	$438,765
Operating income	152,952	97,268	55,684
Income from continuing operations	107,675	78,418	29,257
Net income	111,073	78,418	32,655
Net income per unit applicable to limited partners	2.86	3.15	(0.29)
Cash distributions per unit applicable to limited partners	3.365	3.200	0.165

Valero GP Holdings’ Equity in Earnings of Valero L.P.:
General partner interest	$2,047	$1,479	$568
General partner incentive distribution	8,711	4,448	4,263

General partner’s interest in net income and incentive distributions of Valero L.P.	10,758	5,927	4,831
Valero GP Holdings’ limited partner interest in net income of Valero L.P.	29,772	32,271	(2,499)
Amortization of step-up in basis related to Valero L.P.’s assets and liabilities	(2,884)	(2,884)	—

Valero GP Holdings’ equity in earnings of Valero L.P.	$37,646	$35,314	$2,332

Year Ended December 31, 2005 and 2004

Valero L.P.’s net income for the year ended December 31, 2005 increased $32.7 million compared to the year ended December 31, 2004 due to higher segmental operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from the Kaneb Acquisition.

Higher earnings at Valero L.P. for the year ended December 31, 2005 caused an increase in our equity earnings related to our general partner interest for the year ended December 31, 2005 compared to that period of 2004.

Valero L.P.’s per unit distributions for the year ended December 31, 2005 increased compared to the same period of 2004 to $3.365 from $3.200. That increase coupled with an increase in the number of Valero L.P. units outstanding resulting from the issuance of units in conjunction with the Kaneb Acquisition resulted in Valero L.P. increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of Valero L.P.’s cash distributions, our equity in earnings of Valero L.P. related to our incentive distribution rights also increased for that period.

Our equity in earnings of Valero L.P. related to our limited partner units decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to the decline in Valero L.P.’s net income per unit during that period.

For the period prior to our IPO, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Prior to Valero Energy’s capital contribution to us of the outstanding balance of our notes payable to affiliates in conjunction with the IPO, we incurred interest expense on the balance of our notes payable to affiliates. The interest rate on the outstanding balance fluctuated monthly depending on Valero Energy’s overall cost of borrowing. As a result, our interest expense fluctuated depending on the amount due to Valero Energy and the interest rate charged on the balance. Valero GP Holding’s borrowing rate was 6.9% and 6.3% as of December 31, 2005 and 2004, respectively.

Income tax expense for the year ended December 31, 2005 and 2004, relates to state income and withholding taxes currently payable and deferred state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist.

Outlook

Valero L.P.’s earnings are significantly impacted by turnarounds or outages at its customers’ refineries, including Valero Energy, as well as maintenance expenses and market conditions. Valero L.P. expects several of the refineries that they serve to undergo turnaround activity in 2007. In addition, Valero Energy’s McKee refinery, which several of Valero L.P.’s pipelines and terminals serve, experienced a fire on February 16, 2007, which shut down the refinery. Valero L.P. does not know how long the McKee refinery will remain shut down, however Valero L.P. expects the impact to their earnings to be somewhat mitigated by business interruption insurance. Cash distributions to Valero L.P.’s unitholders, including us, are not expected to be impacted by planned turnarounds at customer refineries, maintenance expenses, seasonality or the shut down of the McKee refinery.

For 2007, Valero L.P. expects general and administrative expenses, mainly related to information system, human resources and telecommunications, to increase due to our separation from Valero Energy.

Overall, the outlook for Valero L.P. for 2007 remains positive. During 2006, Valero L.P. completed key expansion projects and commenced construction on other significant expansion projects, which Valero L.P. expects to start contributing to its earnings in 2007. Valero L.P. should benefit from higher revenues in the latter half of 2007 as a result of these investments. Additionally, effective July 1st, Valero L.P. expects the tariffs on its pipelines to increase, which will also positively impact its results.

We expect our administrative expenses to be higher in 2007 compared to historical amounts as we incur a full year of administrative expenses as a separate publicly traded company.

On July 19, 2006, Valero Energy made a capital contribution to us of the outstanding balance of our notes payable to affiliates. Our interest expense in future periods will depend upon the amount of outstanding borrowings and the interest rate related to our three-year revolving credit facility with a borrowing capacity of up to $20 million.

On August 14, 2006, Valero GP, LLC, our wholly owned subsidiary, made an entity classification election to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). Beginning in the third quarter of 2006, our financial statements reflected Valero GP, LLC’s treatment as a separate taxable corporate subsidiary of Valero GP Holdings.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from Valero L.P. on our partnership interests, including all of the incentive distribution rights that we own. Due to our ownership of Valero L.P.’s incentive distribution rights, our portion of Valero L.P.’s total distributions may exceed our percentage ownership interest of 23.4%. Our primary cash requirements are for distributions to members, capital contributions to maintain Riverwalk Logistics, L.P.’s 2% general partner interest in Valero L.P. in the event Valero L.P. were to issue additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because Valero GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of Valero GP, LLC. These tax payments may exceed the amount of tax expense recorded on the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from Valero L.P. and borrowings on our three-year revolving credit facility, if necessary. Additionally, Valero L.P. reimburses us for the costs incurred on their behalf, primarily employee related costs.

Cash Flows for the Year Ended December 31, 2006 and 2005

Net cash provided by operating activities for the year ended December 31, 2006 was $32.3 million compared to $16.7 million for the year ended December 31, 2005 primarily due to higher net income. Net cash provided by investing activities for the year ended December 31, 2006 was $11.2 million compared to cash used in investing activities of $19.6 million for the year ended December 31, 2005. The variance was primarily due to a contribution of $29.7 million to Valero L.P. in 2005, including $29.2 million to maintain our 2% general partner interest in Valero L.P. as a result of the Kaneb Acquisition by Valero L.P. Net cash used in financing activities for the year ended December 31, 2006 was $42.5 million compared to cash provided by financing activities of $2.9 million for the year ended December 31, 2005 primarily due to the contribution from Valero Energy of $29.2 million in 2005, which was used to maintain the 2% general partner interest in Valero L.P. as a result of the Kaneb Acquisition.

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

The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in Valero L.P. and incentive distribution rights (dollars and units in thousands, except per unit amounts):

	Year Ended December 31,		2004
	2006	2005 (a)
Cash distributions per unit	$3.600	$3.365	$3.200
Average number of Valero L.P. limited partner units outstanding (b)	46,809	40,868	23,041
Total cash distributions made by Valero L.P. to all partners	$187,035	$151,795	$79,777
Cash distributions we received from Valero L.P.:
Distributions on general partner interest (2%)	$3,742	$3,036	$1,595
Distributions on incentive distribution rights	14,778	10,259	4,449
Distributions on our limited partnership interests	36,794	34,407	32,802

Total cash distributions received by us	$55,314	$47,702	$38,846

Distributions to us as a percentage of total cash distributions	29.6%	31.4%	48.7%

(a)	For the second quarter 2005, Valero L.P.’s net income allocated to general and limited partners reflected a total cash distribution based on Valero L.P.’s partnership interests outstanding as of June 30, 2005. On July 1, 2005, Valero L.P. issued approximately 23.8 million common units in exchange for all outstanding units of Kaneb Pipeline Partners, L.P in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than Valero L.P.’s net income allocated to the general partner as Valero L.P. units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in Valero L.P.’s net income allocation.
(b)	Average number of Valero L.P. limited partner units outstanding on the distribution record dates for the periods presented.

Pension and Other Postretirement Benefit Funded Status

During 2006, we contributed $2.5 million to our qualified pension plan. We anticipate that funding of our Pension Plans and postretirement benefit plan in 2007 will approximate $5.0 million, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2007 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other retirement benefit plan are reimbursed by Valero L.P., funding for these plans will primarily be provided by Valero L.P.

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. We expect to use borrowings under the credit facility to fund capital contributions in Valero L.P. to maintain our 2% general partner interest and to initially meet other liquidity and capital resource requirements.

The Credit Facility was entered into by us, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, and JPMorgan Chase Bank, N.A. and SunTrust Bank as the lenders. The credit facility has an initial aggregate commitment of $20 million, of which up to $10 million may be available for letters of credit.

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

The applicable margins are determined based upon the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services for our senior unsecured non-credit enhanced debt or, should our debt be unrated, then the applicable margins are determined based upon the ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services for Valero Logistics Operations’ senior unsecured non-credit enhanced debt.

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

On November 30, 2006, we amended the Credit Facility to (i) remove the requirement that a majority of the lenders approve in advance the amount of pro forma EBITDA associated with certain material construction projects used in the calculation of consolidated EBITDA, a component of the consolidated debt coverage ratio required by the covenants of the Credit Facility; and (ii) exclude from the definition of “Indebtedness” the aggregate principal amount of hybrid equity securities, as defined in the amendment, that is treated as equity by Standard & Poors (S&P) and Moody’s based on the classifications of these hybrid equity securities by S&P and Moody’s.

As of December 31, 2006, we had no borrowings outstanding under the Credit Facility.

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

Services Agreement

Due to the recently completed sale by Valero Energy’s subsidiaries of their remaining interests in us, subsidiaries of Valero Energy, Valero L.P., Valero Logistics Operations, L.P. (Valero Logistics), a wholly owned subsidiary of Valero L.P., Riverwalk Logistics, L.P., and Valero GP, LLC entered into an amended and restated services agreement (the 2007 Services Agreement) on December 22, 2006. The 2007 Services Agreement requires Valero Logistics to pay approximately $97,000 per month for administrative services, primarily related to information system services and human resource services, and approximately $93,000 per month for telecommunications services, beginning January 1, 2007.

The 2007 Services Agreement terminates on December 31, 2010, unless it is terminated earlier by Valero Energy. We and Valero L.P. have the right to reduce the administrative or telecommunications services provided under the agreement at any time with 60 days notice. Valero Energy has the option to terminate the Services Agreement prior to December 31, 2010 if it provides us with written notice of its intention to do so. If Valero Energy elects to exercise its option to terminate the 2007 Services Agreement, they agreed to pay Valero Logistics a one-time termination option fee of $13.0 million. However, the administrative services performed by Valero Energy cannot be terminated prior to various optional termination dates specified in the Services Agreement, and Valero Energy must continue to provide human resource services for six months subsequent to such notice.

If Valero Energy exercises its termination option and Valero L.P. is not able to perform those services itself or find another third party provider, Valero L.P. can request Valero Energy to continue to perform those services at a monthly fee significantly in excess of the current fees described above. If Valero L.P. is able to perform those services itself or engage another third party to provide them, its costs may exceed the amounts charged by Valero Energy.

Employee Benefits

On October 13, 2006, we entered into an Employee Benefits Transition Agreement effective as of July 1, 2006 (the Transition Agreement). Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy. These plans included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. In accordance with the Transition Agreement and in connection with the initial public offering on July 19, 2006, employees of Valero GP, LLC began participating in newly enacted, comparable plans sponsored by Valero GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to Valero GP, LLC. In addition, Valero Energy, at its cost and expense, agreed to assist Valero GP, LLC in the design, preparation and initial implementation of Valero GP, LLC’s employee benefit plans. Under the Transition Agreement, Valero Energy will continue to provide the transition services and arrangements described therein through the earlier of the completion of such services and arrangements or the effective date of the final sale by Valero Energy of its remaining membership interest in us, which occurred on December 22, 2006.

Effective July 1, 2006, we amended and restated the Transition Agreement (the Amended Transition Agreement). Under the Amended Transition Agreement, Valero Energy will continue to provide the transition services and arrangements described therein until their respective completion or until specified cut-off dates, unless the parties mutually agree to extend such services and arrangements.

Valero GP, LLC established new benefit plans for its employees as follows:

Valero GP, LLC Thrift Plan. Effective June 26, 2006, Valero GP, LLC established the Valero GP, LLC Thrift Plan, which is a qualified employee profit-sharing plan (the Thrift Plan). Participation in the Thrift Plan is voluntary and is open to substantially all of the Valero GP, LLC’s employees in the United States who become eligible to participate upon date of hire.

Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation, which includes overtime and cash bonuses. In addition, participants who make a basic contribution of 8% can also make a supplemental contribution of up to 22% of their total annual compensation. The maximum match by Valero GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation excluding cash bonuses.

Valero GP, LLC Pension Plan. Effective July 1, 2006, Valero GP, LLC established the Valero GP, LLC Pension Plan, a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of the Valero GP, LLC’s employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

Substantially all of Valero GP, LLC’s employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by Valero GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan.

Excess Thrift Plan, Excess Pension Plan and SERP. Effective July 1, 2006, Valero GP, LLC established an excess thrift plan (the Excess Thrift Plan), an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP). Effective as of July 1, 2006, eligible Valero GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan) and Valero Energy’s supplemental executive retirement plan (the Prior SERP), and ceased participating in Valero Energy’s excess thrift plan.

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

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees. The SERP provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

Valero GP, LLC assumed the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively.

In addition to the liabilities associated with the new benefit plans, Valero GP, LLC also retained the liabilities for the benefit obligations related to the postretirement medical benefits for those employees who are not “retirement eligible” (employees over 55 years old with 5 years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.7 million, respectively, as of July 1, 2006. Valero Energy retained the responsibility for the postretirement medical benefit obligation for employees who were retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elected to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan. Effective July 1, 2006, Valero GP, LLC adopted the Retiree Benefits Plan that will provide comparable benefits to Valero GP, LLC employees beginning January 1, 2007.

Medical and other welfare benefits were provided to Valero GP, LLC employees under the Valero Energy flex benefits plan through December 31, 2006. Subsequently, employees of Valero GP, LLC began participating in a welfare benefit plan established by Valero GP, LLC for the following plan year.

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

On August 22, 2006, we granted 2,886 restricted units of Valero GP Holdings to our directors. One-third of the units granted will vest on each anniversary of the grant over three years.

Valero GP, LLC had previously adopted the following long-term incentive plans:

•

The 2000 Amended and Restated Long-Term Incentive Plan under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy’s affiliates providing services to us and to directors and officers of Valero GP, LLC. Awards can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs).

•	The 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates.

Second Amended and Restated 2000 Long-Term Incentive Plan

Effective October 1, 2006, the 2000 Amended and Restated Long-Term Incentive Plan was amended and restated to:

•	increase the number of units authorized for issuance under the Plan from 250,000 units to 1,500,000 units (of which 1,023,616 remain available as of December 31, 2006);

•	permit the “cashless-broker” exercise of options;

•

provide that if an award under the Plan expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the Plan may be granted;

•	meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code;

•	revise the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, are now the 100% owner of the general partner of Valero L.P.

All costs incurred by us related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by Valero L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP, LLC was and will continue to be reimbursed by Valero L.P. Compensation expense pertaining to corporate officers of Valero Energy was previously reimbursed by Valero Energy affiliates other than us. Prior to July 19, 2006, any liability of ours related to the various employee benefit plans, other than the bonus plans and the long-term incentive plans, was reflected in “notes payable to affiliates” in our consolidated balance sheets. The liabilities for the bonus plans were recorded by Valero L.P., and the obligation under the long-term incentive plans is reflected in “Accrued compensation expense” in our consolidated balance sheets. Subsequent to July 19, 2006, our liability for these employee benefits is included in “Employee benefit plan liabilities” on our consolidated balance sheet.

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in Valero L.P. Valero L.P. is subject to certain loss contingencies (see Part I, Item 3. “Legal Proceedings”), the outcome of which could have an effect on Valero L.P.’s cash flows. Specifically, Valero L.P. may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about our critical accounting policies that involve critical accounting estimates, and should be read in conjunction with Note 2 of Notes to Consolidated Financial Statements, which summarizes our significant accounting policies. The following accounting policies involve estimates that are considered critical due to the level of sensitivity and judgment involved, as well as the impact on our consolidated financial position and results of operations. We believe that all of our estimates are reasonable.

Investment in Valero L.P.

We evaluate our investment in Valero L.P. for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that Valero L.P. is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding Valero L.P.’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. Any such unfavorable changes in market conditions could also significantly affect cash distributions we receive from Valero L.P. and thus cash distributions we pay to our unitholders. We believe that the carrying amount of our investment in Valero L.P., as of December 31, 2006, is recoverable.

Stock-Based Compensation

We account for awards of unit options and restricted units of Valero L.P. to employees and directors of Valero GP, LLC at fair value. The fair value of unit options is determined using the Black-Scholes model at each reporting date. The fair value of restricted units equals the market price of Valero L.P. common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value and considering the percentage of the award that has vested. We record compensation expense related to unit options until such options are exercised, and we record compensation expense for restricted units until the date of vesting. The liability for these stock-based compensation items is included in accrued compensation expense in our Consolidated Balance Sheets. Valero L.P. reimburses us completely for the expenses resulting from these awards.

Under our employee stock compensation plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment,” and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

We account for awards of our units granted to our employees and directors according to Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment.” Compensation expense for the restricted units granted during 2006 is recognized ratably over the vesting period based on the fair value of the units at the grant date.

Pension and Other Postretirement Benefit Obligations

We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency as of the end of each year. The average timing of benefit payments from our plans are compared to average timing of cash flows from the long-term bonds to assess potential timing adjustments. The resulting discount rate was 5.75% as of December 31, 2006. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in projected benefit obligation as of December 31, 2006 from:
Discount rate decrease	$284	$319
Compensation rate increase	128	n/a

Increase in net periodic benefit cost for the year ending December 31, 2007 resulting from:
Discount rate decrease	452	37
Expected return on plan assets decrease	6	n/a
Compensation rate increase	213	n/a

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members

of Valero GP Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Valero GP Holdings, LLC (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, members’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero GP Holdings, LLC as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Antonio, Texas
February 28, 2007

VALERO GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,107	$121
Accounts receivable	624	—
Receivable from Valero L.P.	2,315	1,151
Prepaid expenses	210	—
Current deferred income tax assets	776	—

Total current assets	5,032	1,272

Investment in Valero L.P.	557,775	408,744
Long-term receivable from Valero L.P.	5,749	—
Deferred income tax asset	1,929	298
Deferred charges and other assets, net	8	—

Total assets	$570,493	$410,314

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$—	$2
Income taxes payable	811	11
Accrued compensation expense	3,001	2,293
Accrued liabilities	704	267

Total current liabilities	4,516	2,573

Notes payable to affiliates	—	265,961
Employee benefit plan liabilities	10,334	—

Members’ equity	554,884	141,780
Accumulated other comprehensive income	759	—

Total members’ equity	555,643	141,780

Total liabilities and members’ equity	$570,493	$410,314

See Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2006	2005	2004
Equity in earnings of Valero L.P.	$42,983	$37,646	$35,314

General and administrative expenses	(1,562)	(28)	(91)
Other income (expense), net	(82)	456	375
Interest income – affiliated	53	111	26
Interest expense – affiliated	(10,368)	(17,778)	(17,110)
Interest expense, net	(16)	—	—

Income before income tax expense	31,008	20,407	18,514
Income tax expense	290	114	67

Net income	$30,718	$20,293	$18,447

Basic net income per unit	$0.72	$0.48	$0.43

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000

Diluted net income per unit	$0.72	$0.48	$0.43

Weighted average number of diluted units outstanding	42,500,581	42,500,000	42,500,000

See Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$30,718	$20,293	$18,447
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of Valero L.P.	(42,983)	(37,646)	(35,314)
Distributions of equity income from Valero L.P.	42,983	37,646	37,208
Loss (gain) on sale of Valero L.P. units in connection with employee benefit plans	82	(456)	(375)
(Benefit) provision for deferred income taxes	(897)	67	(7)
Changes in current assets and liabilities:
Decrease in accounts receivable	1,214	—	—
(Increase) decrease in receivable from Valero L.P.	(1,741)	(1,151)	985
Increase in prepaid expenses	(210)	—	—
Increase in deferred charges and other assets	(8)	—	—
Increase in income taxes payable	800	11	—
Increase (decrease) in accounts payable and accrued liabilities	1,143	(1,857)	1,239
Decrease in other long-term assets	63	—	—
Increase in employee benefit plan liabilities	1,108	—	—
Other	7	(176)	—

Net cash provided by operating activities	32,279	16,731	22,183

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from Valero L.P.	10,781	7,099	756
Contributions to Valero L.P.	(2,160)	(29,747)	(597)
Proceeds from sale of Valero L.P. units in connection with employee benefit plans	2,608	3,042	1,362

Net cash provided by (used in) investing activities	11,229	(19,606)	1,521

Cash Flows from Financing Activities:
Increase (decrease) in notes payable to affiliates	689	(4,636)	(13,200)
Long-term debt borrowings	1,000	—	—
Repayment of long-term debt	(1,000)	—	—
Contributions from Valero Energy	—	29,411	—
Distributions to Valero Energy	(38,771)	(21,899)	(10,432)
Distributions to unitholders	(4,440)	—	—

Net cash provided by (used in) financing activities	(42,522)	2,876	(23,632)

Net increase in cash	986	1	72
Cash at the beginning of the period	121	120	48

Cash at the end of the period	$1,107	$121	$120

Supplemental cash flow information:
Cash paid during the period for interest	$10,390	$17,778	$17,110

Cash paid during the period for income taxes	$37	$47	$74

See Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(Thousands of Dollars, Except Unit Data)

	Units	Amount
Balance as of January 1, 2004	—	$105,960
Net income	—	18,447
Distributions to Valero Energy	—	(10,432)

Balance as of December 31, 2004	—	113,975

Net income	—	20,293
Contributions from Valero Energy	—	29,411
Distributions to Valero Energy	—	(21,899)

Balance as of December 31, 2005	—	141,780

Net income	—	30,718
Other comprehensive income – unfunded benefit plan liability, net of tax benefit of $534	—	(835)
Share of Valero L.P.’s other comprehensive income	—	1,594

Total comprehensive income	—	31,477
Member interests converted into units	42,500,000	—
Contributions from Valero Energy	—	267,417
Distributions to Valero Energy	—	(38,771)
Distributions to unitholders	—	(4,440)
SAB 51 credits	—	158,170
Other	—	10

Balance as of December 31, 2006	42,500,000	$555,643

See Notes to Consolidated Financial Statements.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005, and 2004

1. ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPLES OF CONSOLIDATION

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

On June 28, 2006, we issued 10,000,000 units to our members in proportion to their membership interests. In connection with our initial public offering on July 19, 2006, a 4.25-for-1 unit split was effected, resulting in 42,500,000 total units outstanding, all of which were owned by Valero Energy and its subsidiaries, maintaining their pre-split ownership percentages. Prior to June 28, 2006, we had no units outstanding.

Immediately subsequent to the unit split, certain subsidiaries of Valero Energy sold 17,250,000 units of Valero GP Holdings (NYSE: VEH) in an initial public offering (IPO) for a price to the public of $22.00 per unit. We did not receive any proceeds from the IPO. Subsequent to the IPO, subsidiaries of Valero Energy owned 25,250,000 units or approximately 59% of our outstanding units.

On December 22, 2006, we closed our secondary public offering of 20,550,000 units representing limited liability company interests at a price of $21.62 per unit. All of the units were sold by subsidiaries of Valero Energy. Mr. William Greehey, Chairman of our board of directors, purchased 4,700,000 unregistered units, or approximately 11% of our outstanding units, in a private sale from a subsidiary of Valero Energy at a per unit price equal to the price paid by the public unitholders in this offering subject to and at the closing of the secondary offering. All units were sold by subsidiaries of Valero Energy. As a result, we did not receive any proceeds from the secondary offering, and Valero Energy’s indirect ownership interest in us was reduced to zero.

Our unitholders have no liability under our LLC Agreement, or for any of our debts, obligations or liabilities, in their capacity as a unitholder.

We have no other operations or source of income or cash flows other than our investment in Valero L.P. On December 31, 2006, we owned approximately 23.4% of Valero L.P., consisting of the following:

•	the 2% general partner interest in Valero L.P.;

•

100% of the incentive distribution rights issued by Valero L.P., which entitles us to receive increasing percentages of the cash distributed by Valero L.P., currently at the maximum percentage of 23%; and

•	10,215,035 common units of Valero L.P. representing a 21.4% limited partner interest in Valero L.P.

Valero L.P. (NYSE: VLI) is a publicly traded Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business. Valero L.P. has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

On February 16, 2007, Valero L.P. announced that it will change its name to NuStar Energy, L.P. (NYSE: NS), and we announced that we will change our name to NuStar GP Holdings, LLC (NYSE: NGP) effective April 1, 2007.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of Valero GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. On June 1, 2006, Valero Energy contributed its ownership interest in Valero GP, LLC to Valero GP Holdings in exchange for an additional ownership interest in Valero GP Holdings. The contribution was accounted for as a transaction between entities under common control. Therefore, the consolidated financial statements include the financial position and results of operations of Valero GP, LLC for all periods presented. Such amounts are included at their historical balances.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

Equity Investments

We account for our investment in Valero L.P. using the equity method. We evaluate our investment in Valero L.P. for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in Valero L.P. as of December 31, 2006 is recoverable.

Accounting for Sales of Units by Valero L.P.

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

Income Taxes

On August 14, 2006, Valero GP, LLC made an entity classification election to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). Beginning in the third quarter of 2006, our financial statements reflected Valero GP, LLC’s treatment as a separate taxable corporate subsidiary of us. We account for income taxes under the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred taxes using enacted tax rates expected to apply to taxable income in the year we expect those temporary differences are expected to be recovered or settled.

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist.

Financial Instruments

Valero GP Holdings’ financial instruments include cash, receivables and payables. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the combined balance sheets.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

We have adopted various long-term incentive plans as described in Note 10, which provide employees and directors of Valero GP, LLC and, previously, certain corporate officers of Valero Energy, with the right to receive common units of Valero L.P. under specified conditions. We account for awards of unit options and restricted units of Valero L.P. to employees and directors of Valero GP, LLC at fair value. The fair value of unit options is determined using the Black-Scholes model at each reporting date. The fair value of restricted units equals the market price of Valero L.P. common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value and considering the percentage of the award that has vested. We record compensation expense related to unit options until such options are exercised, and we record compensation expense for restricted units until the date of vesting. The liability for these stock-based compensation items is included in accrued compensation expense in our Consolidated Balance Sheets. Valero L.P. or other affiliates of Valero Energy reimburse us completely for the expenses resulting from these awards.

Under Valero GP, LLC’s employee stock compensation plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment,” and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards that are granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

We account for awards of our units granted to our employees or directors according to Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment.” Compensation expense for the restricted units granted during 2006 is recognized ratably over the vesting period based on the fair value of the units at the grant date.

The adoption of Statement 123 (revised 2004) did not have a significant impact on our financial position or results of operations.

Pension and Other Postretirement Benefits

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

Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or a liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end statement of financial position. The funded status recognition and related disclosure requirements of Statement No. 158 are effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s year-end statement of financial position is effective for fiscal years ending after December 15, 2008; however, early adoption is permitted. We adopted all applicable requirements of Statement No. 158 as of December 31, 2006. The incremental effect of applying Statement No. 158 on the consolidated balance sheet was an increase of $1.3 million to Employee benefit plan liabilities, an increase of $0.5 million to Deferred tax assets and a decrease of $0.8 million to Accumulated other comprehensive income, net of taxes.

3. ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 04-5

In June 2005, the Financial Accounting Standards Board (FASB) ratified its consensus on Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5), which requires the

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to significantly affect our financial position or results of operations.

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

4. INVESTMENT IN VALERO L.P.

As of December 31, 2006 and December 31, 2005, we owned 23.4% of Valero L.P., which was composed of a 2% general partner interest, incentive distribution rights and a 21.4% limited partner interest. Valero L.P. has issued common units to the public on three separate occasions, which diluted our ownership percentage. These three issuances have resulted in increases (or credits) in our proportionate share of Valero L.P.’s capital because, in each case, the issuance price per unit exceeded our carrying amount per unit at the time of issuance. We had not recognized any SAB 51 credits in our consolidated financial statements prior to the second quarter of 2006 and were not permitted to do so until our subordinated units converted to common units. In conjunction with the conversion of the subordinated units held by us into common units in the second quarter of 2006, we recognized the entire balance of $158.2 million in SAB 51 credits as an increase in our investment in Valero L.P. and an increase to members’ equity.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary Financial Information

Condensed financial information reported by Valero L.P. is summarized below:

	Year Ended December 31,
	2006	2005
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$212,998	$295,411
Property and equipment, net	2,345,135	2,160,213
Goodwill	774,441	767,587
Other long-term assets, net	150,292	143,781

Total assets	$3,482,866	$3,366,992

Current liabilities	$156,735	$205,588
Long-term debt, less current portion	1,353,720	1,169,659
Other long-term liabilities	96,730	90,966

Total liabilities	1,607,185	1,466,213

Partners’ equity	1,875,681	1,900,779

Total liabilities and partners’ equity	$3,482,866	$3,366,992

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,135,674	$659,557	$220,792
Operating income	211,312	152,952	97,268
Net income	149,530	111,073	78,418

Other

As of December 31, 2006 and, 2005, our investment in Valero L.P. (representing both the 2% general partner interest and the 21.4% limited partner interest) reconciles to Valero L.P.’s total partners’ equity as follows:

	Year Ended December 31,
	2006	2005
	(Thousands of Dollars)
Valero L.P. total partners’ equity	$1,875,681	$1,900,779
Valero GP Holdings’ ownership interest in Valero L.P.	23.4%	23.4%

Valero GP Holdings’ share of Valero L.P.’s partners’ equity	438,909	444,782

Unrecognized SAB 51 credits	—	(158,170)
Step-up in basis related to Valero L.P.’s assets and liabilities, including equity method goodwill, and other	118,866	122,132

Investment in Valero L.P.	$557,775	$408,744

The step-up in basis related to Valero L.P.’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from Valero Energy’s UDS Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

73.6% interest in Valero L.P.’s identifiable assets and liabilities as of December 31, 2001. This amount also includes the portion of goodwill resulting from the UDS Acquisition that was attributed to our investment in Valero L.P. Since 26.4% of the equity interest in Valero L.P. was owned by public unitholders as of the date of the UDS Acquisition, a significant portion of the total ownership interest in Valero L.P. was deemed to be held by the public under generally accepted accounting principles, thereby precluding the inclusion of these fair value adjustments in the reported financial statements of Valero L.P.

5. RELATED PARTY TRANSACTIONS

Relationships and Agreements

We manage Valero L.P. through our ownership of Valero GP, LLC, and Riverwalk Holdings, which own Riverwalk Logistics, the general partner of Valero L.P. Our officers are also officers of Valero GP, LLC. The Chairman of our Board of Directors, William E. Greehey, is also the Chairman of the Board of Directors of Valero GP, LLC. The Board of Directors of Valero GP, LLC is responsible for overseeing Valero GP, LLC’s role as the owner of the general partner of Valero L.P., and we, as the sole owner of Valero GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of Valero GP, LLC.

Service Agreement

Due to the recently completed sale by Valero Energy’s subsidiaries of their remaining interests in us, subsidiaries of Valero Energy, Valero L.P., Valero Logistics Operations, L.P. (Valero Logistics), a wholly owned subsidiary of Valero L.P., Riverwalk Logistics, L.P., and Valero GP, LLC entered into an amended and restated services agreement (the 2007 Services Agreement) on December 22, 2006. The 2007 Services Agreement requires Valero Logistics to pay approximately $97,000 per month for administrative services, primarily related to information system services and human resource services, and approximately $93,000 per month for telecommunications services, beginning January 1, 2007.

The 2007 Services Agreement terminates on December 31, 2010, unless it is terminated earlier by Valero Energy. We and Valero L.P. have the right to reduce the administrative or telecommunications services provided under the agreement at any time with 60 days notice. Valero Energy has the option to terminate the Services Agreement prior to December 31, 2010 if it provides us with written notice of its intention to do so. If Valero Energy elects to exercise its option to terminate the 2007 Services Agreement, they agreed to pay Valero Logistics a one-time termination option fee of $13.0 million. However, the administrative services performed by Valero Energy cannot be terminated prior to various optional termination dates specified in the Services Agreement, and Valero Energy must continue to provide human resource services for six months subsequent to such notice.

If Valero Energy exercises its termination option and Valero L.P. is not able to perform those services itself or find another third party provider, Valero L.P. can request Valero Energy to continue to perform those services at a monthly fee significantly in excess of the current fees described above. If Valero L.P. is able to perform those services itself or engage another third party to provide them, its costs may exceed the amounts charged by Valero Energy.

Prior to our initial public offering, Valero Energy did not allocate any corporate costs to us as management had determined that no such corporate costs were incurred specifically on our behalf. Due to Valero Energy’s sale of its interest in us, the Receivable from Valero Energy is not separately presented in the consolidated balance sheet as of December 31, 2006. The Receivable from Valero Energy was $369 as of December 31, 2006, and represented amounts due for filing fees related to the initial public offerings on July 19, 2006 and December 22, 2006.

Administration Agreement

On July 19, 2006, in connection with our IPO, we entered into an administration agreement with Valero GP, LLC (the Administration Agreement). The Administration Agreement provides, among other things, that Valero GP, LLC will provide all executive management and other administrative services to us since we do not have any employees apart from Valero GP, LLC.

We will pay annual charges under the Administration Agreement of $0.5 million to Valero GP, LLC. This amount will be increased annually to reflect Valero GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to us or Valero GP, LLC’s actual payroll cost, are subject to the approval of Valero GP, LLC’s conflicts committee. We will also reimburse Valero GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that Valero GP, LLC incurs while providing services to us pursuant to the Administration Agreement.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. We may cancel or reduce the services provided under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either us or Valero GP, LLC. Valero GP, LLC’s conflicts committee has approved the terms of the Administration Agreement.

2006 Omnibus Agreement

On March 31, 2006, Valero L.P. entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) by and among Valero L.P., Riverwalk Logistics, Valero Energy, Valero GP, LLC, and Valero Logistics Operations, L.P., a wholly owned subsidiary of Valero L.P. The conflicts committee of the board of directors of Valero GP, LLC approved the terms of the 2006 Omnibus Agreement on March 10, 2006. The 2006 Omnibus Agreement supersedes the omnibus agreement among the parties dated effective April 16, 2001. Under the 2006 Omnibus Agreement, Valero Energy agreed, and caused its controlled affiliates, including us, to agree not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States for so long as Valero Energy or its controlled affiliates owned 20% or more of Valero L.P. or Riverwalk Logistics. On December 22, 2006 we closed our secondary public offering, and Valero Energy’s indirect ownership interest in us was reduced to zero, and we were no longer bound by the terms of the 2006 Omnibus Agreement.

Also under the New Omnibus Agreement, Valero Energy agreed to indemnify Valero L.P. for environmental liabilities related to the assets transferred to Valero L.P. in connection with Valero L.P.’s initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Non-Compete Agreement

On July 19, 2006, in connection with our IPO, we entered into a non-compete agreement with Valero L.P., Riverwalk Logistics, and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006, the date we ceased to be bound by the 2006 Omnibus Agreement. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. Valero L.P. will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor Valero L.P. are prohibited from engaging in any business, even if we and Valero L.P. would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as we or any of our affiliates own 20% or more of Valero GP, LLC or Riverwalk Logistics.

Employee Benefits Transition Agreement

On October 13, 2006, we entered into an Employee Benefits Transition Agreement with Valero Energy effective as of July 1, 2006 (the Transition Agreement). Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy. These plans include a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. In accordance with the Transition Agreement and in connection with the initial public offering on July 19, 2006, employees of Valero GP, LLC began participating in newly enacted, comparable plans sponsored by Valero GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to Valero GP, LLC. In addition, Valero Energy, at its cost and expense, agreed to assist Valero GP, LLC in the design, preparation and initial implementation of Valero GP, LLC’s employee benefit plans. Under the Transition Agreement, Valero Energy agreed to provide the transition services and arrangements described therein through the earlier of the completion of such services and arrangements or the effective date of the final sale by Valero Energy of its remaining membership interest in us, which occurred on December 22, 2006.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2006, Valero GP Holdings entered into an Amended and Restated Employee Benefits Transition Agreement (the Amended Transition Agreement) effective as of December 22, 2006, which amended and restated the Transition Agreement among the parties effective as of July 1, 2006. Under the Amended Transition Agreement, Valero Energy will continue to provide the transition services and arrangements described therein until their respective completion or until specified cut-off dates, unless the parties mutually agree to extend such services and arrangements.

As of December 31, 2006 and 2005, we had a receivable from Valero L.P. of $2.3 million and $1.2 million, respectively, with both amounts representing payroll and related benefit plan costs for employees. We also had a long-term receivable of $5.8 million from Valero L.P. related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and related benefit plans and for stock-based compensation charged by us to Valero L.P. were $116,167, $66,421, and $36,869 in 2006, 2005, and 2004, respectively.

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

6. DISTRIBUTIONS FROM VALERO L.P.

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

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the allocation of Valero L.P.’s cash distributions earned for the period indicated among its general and limited partners:

	Year Ended December 31,
	2006	2005 (a)	2004
	(Thousands of dollars, except per unit data)
General partner interest (2%)	$3,742	$3,036	$1,595
General partner incentive distribution	14,778	10,259	4,449

Total general partner distribution	18,520	13,295	6,044
Limited partner distribution	36,794	34,407	32,802

Total distributions to Valero GP Holdings	55,314	47,702	38,846
Public unitholders’ distributions	131,721	104,093	40,931

Total cash distributions	$187,035	$151,795	$79,777

Cash distributions per unit applicable to limited partners	$3.6000	$3.365	$3.200

(a)	For the second quarter 2005, Valero L.P.’s net income allocated to general and limited partners reflected a total cash distribution based on Valero L.P.’s partnership interests outstanding as of June 30, 2005. On July 1, 2005, Valero L.P. issued approximately 23.8 million common units in exchange for all outstanding units of Kaneb Pipeline Partners, L.P in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than Valero L.P.’s net income allocated to the general partner as Valero L.P. units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in Valero L.P.’s net income allocation.

On January 25, 2007, Valero L.P. declared cash distributions related to the fourth quarter of 2006 of $0.915 per unit to be paid on February 14, 2007 to unitholders of record on February 7, 2007. This distribution related to the fourth quarter of 2006 totaled $47.7 million.

7. CREDIT FACILITY

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility). Of the Credit Facility’s $20 million commitment, up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. The Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers. Borrowings under the Credit Facility bear interest, at our option, at either: (i) the higher of (a) JPMorgan Chase Bank, N.A.’s prime rate or (b) the federal funds effective rate plus one-half percent; or (ii) the Eurodollar rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus an applicable margin that varies based upon our credit rating. As of December 31, 2006, we had no borrowings outstanding under the Credit Facility.

Under the terms of the Credit Facility, Valero L.P. must maintain a total debt-to-EBITDA ratio of less than 4.75 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in Valero L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of December 31, 2006.

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

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2006, we amended the Credit Facility to (i) remove the requirement that a majority of the lenders approve in advance the amount of pro forma EBITDA associated with certain material construction projects used in the calculation of consolidated EBITDA, a component of the consolidated debt coverage ratio required by the covenants of the Credit Facility; and (ii) exclude from the definition of “Indebtedness” the aggregate principal amount of hybrid equity securities, as defined in the amendment, that is treated as equity by Standard & Poors (S&P) and Moody’s based on the classifications of these hybrid equity securities by S&P and Moody’s.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the Department of Justice.

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

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of Valero L.P.’s four terminals. Since then, the U.S. District Court has also served Valero L.P. with four subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by Valero L.P., certain of its subsidiaries and/or its employees concerning compliance with certain environmental and safety laws and regulations.

Valero L.P. is cooperating fully with the EPA in producing documents in response to the subpoenas. Valero L.P. has no information as to when the EPA will conclude their investigation, and Valero L.P. is also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties.

There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that Valero L.P. violated applicable laws. If Valero L.P. is found to have violated such laws, Valero L.P. could be subject to fines, civil penalties and criminal penalties. A final determination that Valero L.P. violated applicable laws could, among other things, result in Valero L.P.’s debarment from future federal government contracts.

Because of the preliminary nature of the investigation, Valero L.P. is not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to Valero L.P.’s results of operations in the period Valero L.P. would be required to record a liability, and could be material to Valero L.P.’s cash flows in the periods Valero L.P. would be required to pay such liability.

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

9. MEMBERS’ EQUITY AND NET INCOME PER UNIT

As discussed previously, on June 28, 2006, our existing membership interests were represented by 10,000,000 units. In connection with our IPO on July 19, 2006, a 4.25-for-1 unit split was effected, resulting in total outstanding units of 42,500,000, with the members of Valero GP Holdings maintaining their ownership percentages after the unit split. Prior to June 28, 2006, we had no outstanding units. Our net income per unit amounts assume that 42,500,000 units were outstanding for all periods presented.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We calculate basic net income per unit by dividing net income by the weighted average number of units outstanding for the period. Diluted net income per unit is calculated by dividing net income by the weighted average number of units outstanding and the effect of non-vested restricted units granted under the 2006 LTIP calculated using the treasury stock method. Net income per unit amounts were computed as follows:

	Year Ended December 31,
	2006	2005	2004
	(thousands of dollars, except unit data and per unit amounts)
Basic Net Income per Unit:
Net income	$30,718	$20,293	$18,447

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000

Basic net income per unit	$0.72	$0.48	$0.43

Diluted Net Income per Unit:
Net income	$30,718	$20,293	$18,447

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000

Effect of dilutive securities—restricted unit grants	581	—	—

Weighted average number of diluted units outstanding	42,500,581	42,500,000	42,500,000

Diluted net income per unit	$0.72	$0.48	$0.43

Cash Distributions

On January 25, 2007, we declared a quarterly cash distribution of $0.32 per unit, which was paid on February 16, 2007 to unitholders of record on February 7, 2007. The distribution related to the fourth quarter of 2006 totaled $13.6 million.

On October 30, 2006, we declared, for the period from our initial public offering on July 19, 2006 to September 30, 2006, a prorated initial quarterly distribution of $0.2574 per unit, which is based on a quarterly distribution of $0.32 per unit. Total cash distributions paid for the period from July 19, 2006 to September 30, 2006 were $10.9 million. The distribution was paid on November 17, 2006 to holders of record as of November 7, 2006. The cash distribution paid on November 17, 2006 to Valero Energy for the first 18 days of the quarter was $2.7 million.

Second Amended and Restated Limited Liability Company Agreement

On July 19, 2006, in connection with our IPO, we amended and restated our limited liability company agreement (the Second Amended and Restated Limited Liability Company Agreement). The material provisions of the Second Amended and Restated Limited Liability Company Agreement include the distributions of available cash, rights of unitholders, the election of members of our board of directors and allocations of taxable income and other matters.

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

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. EMPLOYEE BENEFIT PLANS

Valero GP, LLC Thrift Plan

Effective June 26, 2006, Valero GP, LLC established the Valero GP, LLC Thrift Plan, which is a qualified employee profit-sharing plan (the Thrift Plan). Participation in the Thrift Plan is voluntary and is open to substantially all of the Valero GP, LLC employees in the United States who become eligible to participate upon date of hire.

Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation, which includes overtime and cash bonuses. In addition, participants who make a basic contribution of 8% can also make a supplemental contribution of up to 22% of their total annual compensation. The maximum match by Valero GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation excluding cash bonuses.

Valero GP, LLC Pension Plan

Effective July 1, 2006, Valero GP, LLC established the Valero GP, LLC Pension Plan, a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of the Valero GP, LLC employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

Substantially all of Valero GP, LLC employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by Valero GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan.

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

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees. The SERP provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

Valero GP, LLC assumed the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively.

In addition to the liabilities associated with the new benefit plans, Valero GP, LLC also retained the liabilities for the benefit obligations related to the postretirement medical benefits for those employees that are not “retirement eligible” (employees over 55 years old with 5 years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.7 million, respectively, as of July 1, 2006. Valero Energy retained the responsibility for the postretirement medical benefit obligation for employees who were retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elected to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan. Valero GP, LLC adopted the Retiree Benefit Plan effective July 1, 2006 from which benefits become payable to eligible employees beginning January 1, 2007.

Medical and other welfare benefits were provided to Valero GP, LLC employees under the Valero Energy flex benefits plan through December 31, 2006. Subsequently, employees of Valero GP, LLC began participating in a welfare benefit plan established by Valero GP, LLC for the following plan year.

All costs incurred by us related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by Valero L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP, LLC was and will continue to be reimbursed by Valero L.P. Compensation expense pertaining to corporate officers of Valero Energy was previously reimbursed by Valero Energy affiliates other than us. Prior to July 19, 2006, any liability of ours related to the various employee benefit plans, other than the bonus plans and the long-term incentive plans, was reflected in “notes payable to affiliates” in our consolidated balance sheets. The liabilities for the bonus plans were recorded by Valero L.P., and the obligation under the long-term incentive plans is reflected in “Accrued compensation expense” in our consolidated balance sheets. Subsequent to July 19, 2006, our liability for these employee benefits is included in “Employee benefit plan liabilities” on our consolidated balance sheet.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the year ended December 31, 2006 were as follows:

	Pension Plans	Other Postretirement Benefit Plans
	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, January 1	$—	$—
Valero Energy benefits transfer	1,420	6,091
Service cost	3,177	242
Interest cost	44	190
Benefits paid	(7)	—
Actuarial loss	407	619

Benefit obligation, December 31	$5,041	$7,142

Change in plan assets:
Plan assets at fair value, January 1	$—	$—
Actual return on plan assets	(12)	—
Company contributions	2,507	—
Benefits paid	(7)	—

Plan assets, December 31	$2,488	$—

Reconciliation of funded status:
Fair value of plan assets at December 31	$2,488	$—
Less: Benefit obligation at December 31	5,041	7,142

Funded status at December 31	(2,553)	(7,142)
Unrecognized net loss	750	619

Accrued benefit cost	$(1,803)	$(6,523)

Amounts recognized in the consolidated balance sheets:
Employee benefit plan liabilities	$(2,553)	$(7,142)
Accumulated other comprehensive loss	750	619

Accrued benefit cost	$(1,803)	$(6,523)

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by Valero L.P., were as follows for the year ended December 31, 2006:

	Pension Plans	Other Postretirement Benefit Plans
	(thousands of dollars)
Components of net periodic benefit cost:
Service cost	$3,177	$242
Interest cost	44	190
Amortization of net loss	9	—

Net periodic benefit cost	$3,230	$432

Amounts related to our Pension Plans and other postretirement benefit plans recorded as a component of accumulated other comprehensive loss were as follows for the year ended December 31, 2006:

	Pension Plans	Other Postretirement Benefit Plans
	(thousands of dollars)
Unrecognized actuarial loss	$750	$619
Deferred tax benefit	(292)	(242)

Other comprehensive loss, net of tax	$458	$377

As of December 31, 2006, the balance of accumulated comprehensive income that had not been recognized as a component of periodic benefit cost related entirely to the unrecognized actuarial loss and deferred tax benefit in the table above. In 2007, we expect to recognize $21,000 of the unrecognized actuarial loss as a component of periodic benefit cost.

The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2006 was $3.1 million.

The aggregate accumulated benefit obligation and fair value of plan assets for our pension plans with an accumulated benefit obligation in excess of plan assets, the Excess Pension Plan and SERP, as of December 31, 2006 were as follows (thousands of dollars):

Projected benefit obligation	$1,639
Accumulated benefit obligation	782
Fair value of plan assets	—

Plan assets for the qualified Pension Plan are allocated 65% to equity securities and 35% to fixed income securities as of December 31, 2006. There are no plan assets for the Excess Pension Plan, SERP or other postretirement benefit plans.

The investment policies and strategies for the assets of our qualified Pension Plan incorporates a well-diversified approach which is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on Valero L.P.’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis.

The overall expected long-term rate of return on plan assets for the Pension Plan is estimated using models of asset returns. Model assumptions are derived using historical data given the assumption that capital markets are informationally efficient. Three models are used to derive the long-term expected returns for each asset class. Since each method has distinct advantages and disadvantages and differing results, an equal weighted average of the methods’ results is used.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006, we contributed $2.5 million to our qualified Pension Plan. We estimate our minimum required contribution to our qualified pension plan during 2007 is $5.0 million under the Employee Retirement Income Security Act, which we expect to contribute to our Pension Plan during 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(thousands of dollars)
2007	$133	$11
2008	285	27
2009	513	62
2010	797	105
2011	1,136	157
Years 2012-2016	12,324	2,164

We do not expect to receive a Medicare Prescription Drug Act subsidy.

The weighted average assumptions used to determine the benefit obligations as of December 31, 2006 were as follows:

	Pension Plans	Other Postretirement Benefit Plans
Discount rate	5.75%	5.75%
Rate of compensation increase	6.00%	n/a

The discount rate assumption is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency as of the end of each year. The average timing of benefit payments from our plans are compared to average timing of cash flows from the long-term bonds to assess potential timing adjustments.

The weighted average assumptions used to determine the net periodic benefit cost for the year ended as of December 31, 2006 were as follows:

	Pension Plans	Other Postretirement Benefit Plans
Discount rate	6.25%	6.25%
Expected long-term rate of return on plan assets	7.50%	n/a
Rate of compensation increase	6.00%	n/a

The assumed health care cost trend rates as of December 31, 2006 were as follows:

Health care cost trend rate assumed for next year	9.64%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%
Year that the rate reached the ultimate trend rate	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. We sponsor a contributory postretirement health care plan. The plan has an annual limitation (a cap) on the increase of the employer’s share of the cost of covered benefits. The cap on the increase in employer’s cost is 2.5% per year. The assumed increase in total health care cost exceeds the 2.5% indexed cap, so increasing or decreasing the health care cost trend rate by 1% does not materially change our obligation or expense for the postretirement healthcare plan.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 22, 2006, we granted 2,886 restricted units of Valero GP Holdings at a grant price of $20.80 per unit to our directors. One-third of the units granted will vest on the anniversary of the grant over three years. The grant price was the fair value of the award at the grant date.

In addition to the benefit plans discussed above, Valero GP, LLC had previously adopted the following long-term incentive plans:

•

The 2000 Amended and Restated Long-Term Incentive Plan. In October 2006, Valero L.P. unitholders approved the Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), which, among other things, increased the total number of units that may be awarded to 1,500,000 units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs).

•	The 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates.

Second Amended and Restated 2000 Long-Term Incentive Plan

Effective October 1, 2006, the 2000 Amended and Restated Long-Term Incentive Plan was amended and restated to:

•	increase the number of units authorized for issuance under the Plan from 250,000 units to 1,500,000 units (of which 1,023,616 remain available as of December 31, 2006);

•	permit the “cashless-broker” exercise of options;

•

provide that if an award under the Plan expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the Plan may be granted;

•	Meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code;

•	Revise the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, we are now the 100% owner of the general partner of Valero L.P.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2006		2005		2004
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	8,940	1/3 per year	—	—	—	—
Unit options	203,975	1/5 per year	25,075	1/5 per year	—	—
Restricted units	51,140	1/5 per year	14,920	1/5 per year	9,425	1/5 per year
Restricted units (grants to non-employee directors)	2,307	1/3 per year	1,340	1/3 per year	579	1/3 per year
UOP	—	—	14,925	1/5 per year	23,775	1/5 per year
UIP:
Unit options	15,200	1/5 per year	128,300	1/5 per year	49,575	1/5 per year
Restricted units	9,740	1/5 per year	31,800	1/5 per year	2,680	1/5 per year
2006 LTIP:
Restricted units (grants to non-employee directors)	2,886	1/3 per year	—	—	—	—

As of December 31, 2006 and 2005, we had accrued $3.0 million and $2.3 million, respectively, for the outstanding awards. As of December 31, 2006, Valero L.P. common units that remained available to be awarded totaled 267,069 under the UIP, and substantially all awards under the UOP have been awarded. Valero GP Holdings units that remained available totaled 1,997,114 under the 2006 LTIP as of December 31, 2006. Awards under these plans are currently granted solely to individuals whose services are entirely devoted to Valero L.P., and the costs related to such awards are borne by Valero L.P. Valero L.P. has previously and will continue to reimburse us for the cost of the 2000 LTIP, the UIP and the UOP.

Unit Options

Under the terms of our various unit option plans, the exercise price of options granted is not less than the fair market value of our common units on the date of grant. Options become exercisable pursuant to the individual written agreements between the participants and us, usually in five equal annual installments beginning at the date of grant, with unexercised options generally expiring ten years from the date of grant.

The fair value of each unit option grant was estimated on the valuation date using the Black-Scholes option-pricing model. The expected life of options granted is the period of time from the valuation date to the date of expected exercise or other expected settlement. Expected volatility is based on closing prices of Valero L.P.’s common units for periods corresponding to the life of options granted. Expected dividend yield is based on annualized dividends at the valuation date. The risk-free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options at the valuation date. A summary of the weighted-average assumptions used in our fair value measurements to determine the related liability is presented in the table below:

	Year Ended December 31,
	2006	2005
Expected life in years	5.0	5.0
Expected volatility	15.2%	17.3%
Expected distribution yield	6.8%	7.0%
Risk-free interest rate	4.7%	2.7%

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

Components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Current:
U.S. federal	$951	$—	$—
U.S. state	236	47	74

Total current	1,187	47	74

Deferred:
U.S. federal	(1,031)	—	—
U.S. state	134	67	(7)

Total deferred	(897)	67	(7)

Total income tax expense	$290	$114	$67

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that substantially all of our income is not subject to federal income tax due to our status as a limited liability company.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Deferred tax assets:
Share/option compensation	$1,018	$—
Pension	1,098	—
Other employee benefits	586	—
Other state	210	298

Deferred tax assets	2,912	298
Investment in Riverwalk Logistics and Valero L.P.	(207)	—

Total deferred income tax assets	$2,705	$298

The realization of deferred tax assets recorded as of December 31, 2006 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more likely than not that the deferred tax assets as of December 31, 2006 will be realized, based upon expected future taxable income and potential tax planning strategies.

FASB Statement No. 109, “Accounting for Income Taxes,” requires disclosure of the aggregate difference between the basis of our net assets for financial and tax reporting purposes. Our management does not believe that in our circumstances, the aggregate difference would be meaningful information.

VALERO GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2006:
Net income	$6,375	$4,323	$9,697	$10,323	$30,718
Basic net income per unit	0.15	0.10	0.23	0.24	0.72
Diluted net income per unit	0.15	0.10	0.23	0.24	0.72
Cash distributions per unit applicable to limited partners (a)	—	—	0.257	0.320	0.577

2005:
Net income	$4,560	$4,323	$7,806	$3,604	$20,293
Basic net income per unit	0.11	0.10	0.18	0.09	0.48
Diluted net income per unit	0.11	0.10	0.18	0.09	0.48

(a)	The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1—July 18, 2006, Valero Energy received 100% of our distributions. Valero GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Valero GP, LLC

and Unitholders of Valero L.P.:

We have audited the accompanying consolidated balance sheets of Valero L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Valero L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors of Valero GP, LLC

And Unitholders of Valero L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (page 59), that Valero L.P. and subsidiaries (the Partnership) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Valero L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Valero L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero L.P. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
February 28, 2007

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$68,838	$36,054
Receivable from related party	—	21,873
Accounts receivable, net of allowance for doubtful accounts of $1,220 and $1,976 as of December 31, 2006 and 2005, respectively	105,976	110,066
Inventories	16,979	17,473
Other current assets	21,205	30,138
Assets of businesses held for sale	—	79,807

Total current assets	212,998	295,411

Property and equipment, at cost	2,694,358	2,417,529
Accumulated depreciation and amortization	(349,223)	(257,316)

Property and equipment, net	2,345,135	2,160,213
Intangible assets, net	53,532	59,159
Goodwill	774,441	767,587
Investment in joint ventures	74,077	73,986
Deferred charges and other assets, net	22,683	10,636

Total assets	$3,482,866	$3,366,992

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$647	$1,046
Payable to related party	2,315	12,800
Accounts payable	86,307	104,320
Accrued interest payable	17,528	16,391
Accrued liabilities	37,651	46,917
Taxes other than income taxes	10,219	9,013
Income taxes payable	2,068	4,001
Liabilities of businesses held for sale	—	11,100

Total current liabilities	156,735	205,588

Long-term debt, less current portion	1,353,720	1,169,659
Long-term payable to Valero GP Holdings, LLC	5,749	—
Long-term payable to Valero Energy	—	5,507
Deferred income taxes	21,584	13,576
Other long-term liabilities	69,397	71,883
Commitments and contingencies (Note 12)

Partners’ equity:
Common units	1,830,047	1,749,007
Subordinated units	—	114,127
General partner’s equity	38,815	38,913
Accumulated other comprehensive income (loss)	6,819	(1,268)

Total partners’ equity	1,875,681	1,900,779

Total liabilities and partners’ equity	$3,482,866	$3,366,992

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Services revenues:
Third parties	$363,721	$174,576	$3,184
Valero Energy	260,980	232,618	217,608

Total services revenues	624,701	407,194	220,792
Product sales	510,973	252,363	—

Total revenues	1,135,674	659,557	220,792

Costs and expenses:
Cost of product sales	466,276	229,806	—
Operating expenses:
Third parties	218,017	126,280	47,094
Valero Energy	94,587	59,071	31,960

Total operating expenses	312,604	185,351	79,054
General and administrative expenses:
Third parties	13,033	7,197	782
Valero Energy	32,183	19,356	10,539

Total general and administrative expenses	45,216	26,553	11,321
Depreciation and amortization	100,266	64,895	33,149

Total costs and expenses	924,362	506,605	123,524

Operating income	211,312	152,952	97,268
Equity earnings from joint ventures	5,882	2,319	1,344
Interest and other expense, net	(61,427)	(42,883)	(20,194)

Income from continuing operations before income tax expense	155,767	112,388	78,418
Income tax expense	5,861	4,713	—

Income from continuing operations	149,906	107,675	78,418

Income (loss) from discontinued operations, net of income tax	(376)	3,398	—

Net income	149,530	111,073	78,418
Less net income applicable to general partner	(16,910)	(10,758)	(5,927)

Net income applicable to limited partners	$132,620	$100,315	$72,491

Net income per unit applicable to limited partners:
Continuing operations	$2.84	$2.76	$3.15
Discontinued operations	(0.01)	0.10	—

Net income	$2.83	$2.86	$3.15

Weighted average number of basic and diluted units outstanding	46,809,749	35,023,250	23,041,394

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$149,530	$111,073	$78,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,266	66,667	33,149
(Benefit) provision for deferred income taxes	(74)	4,283	—
Equity earnings from joint ventures	(5,969)	(2,499)	(1,344)
Distributions of equity earnings from joint ventures	5,155	2,499	1,344
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Valero Energy	1,168	(2,678)	(3,414)
Decrease (increase) in accounts receivable	27,307	(39,397)	1,938
Decrease (increase) in inventories	257	(6,042)	—
Decrease (increase) in other current assets	6,181	(11,475)	(260)
Increase in payable to Valero Holdings GP, LLC	2,315	—	—
(Decrease) increase in payable to Valero Energy	(11,808)	8,634	(5,683)
Increase (decrease) in accrued interest payable	1,135	(259)	47
(Decrease) increase in accounts payable and other accrued liabilities	(17,205)	54,604	3,339
Increase (decrease) in taxes other than income taxes	1,345	(3,323)	264
Other, net	(8,792)	4,343	705

Net cash provided by operating activities	250,811	186,430	108,503

Cash Flows from Investing Activities:
Reliability capital expenditures	(33,952)	(23,707)	(9,701)
Expansion capital expenditures	(90,070)	(44,379)	(19,702)
Kaneb acquisition, net of cash acquired	—	(500,973)	(1,098)
Other acquisitions	(154,474)	—	(28,085)
Investment in other noncurrent assets	(10,820)	(3,319)	—
Proceeds from sale of Held Separate Businesses, net	—	454,109	—
Proceeds from dispositions of other assets	71,396	26,836	46
Proceeds from insurance settlement	3,661	—	—
Distributions in excess of equity earnings from joint ventures	113	2,433	29
Other, net	912	—	—

Net cash used in investing activities	(213,234)	(89,000)	(58,511)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings, net of issuance costs	269,026	746,472	43,000
Repayment of long-term debt	(83,510)	(735,064)	(15,468)
Distributions to unitholders and general partner	(183,290)	(127,789)	(78,240)
General partner contributions	575	29,197	—
(Decrease) increase in cash book overdrafts	(6,305)	10,006	1,118
Other, net	(395)	—	—

Net cash used in financing activities	(3,899)	(77,178)	(49,590)

Effect of foreign exchange rate changes on cash	(894)	(345)	—

Net increase in cash and cash equivalents	32,784	19,907	402
Cash and cash equivalents as of the beginning of year	36,054	16,147	15,745

Cash and cash equivalents as of the end of year	$68,838	$36,054	$16,147

Supplemental cash flow information:
Cash paid for interest	$74,964	$53,162	$24,120

Cash paid for income taxes	$7,234	$1,663	$—

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Thousands of Dollars, Except Unit Data)

	Limited Partners					Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	Common		Subordinated		General Partner
	Units	Amount	Units	Amount
Balance as of January 1, 2004	13,442,072	$310,589	9,599,322	$118,005	$9,569	$—	$438,163
Net income	—	42,290	—	30,201	5,927	—	78,418
Other comprehensive loss – foreign currency translation	—	—	—	—	—	(30)	(30)
Total comprehensive income	—	42,290	—	30,201	5,927	(30)	78,388

Cash distributions to partners	—	(42,342)	—	(30,238)	(5,660)	—	(78,240)

Balance as of December 31, 2004	13,442,072	310,537	9,599,322	117,968	9,836	(30)	438,311

Net income	—	72,383	—	27,932	10,758	—	111,073
Other comprehensive loss – foreign currency translation	—	—	—	—	—	(1,238)	(1,238)
Total comprehensive income	—	72,383	—	27,932	10,758	(1,238)	109,835

Cash distributions to partners	—	(85,138)	—	(31,773)	(10,878)	—	(127,789)
Exchange of 23,768,355 common units for all common units of KPP in July 2005 and related general partner interest contributions	23,768,355	1,451,225	—	—	29,197	—	1,480,422

Balance as of December 31, 2005	37,210,427	1,749,007	9,599,322	114,127	38,913	(1,268)	1,900,779

Net income	—	123,180	—	9,440	16,910	—	149,530
Other comprehensive income – foreign currency translation	—	—	—	—	—	8,087	8,087
Total comprehensive income	—	123,180	—	9,440	16,910	8,087	157,617
Cash distributions to partners	—	(149,004)	—	(16,703)	(17,583)	—	(183,290)
Cash contributions from general partner	—	—	—	—	575	—	575
Conversion of subordinated units to common units on May 8, 2006	9,599,322	106,864	(9,599,322)	(106,864)	—	—	—

Balance as of December 31, 2006	46,809,749	$1,830,047	—	$—	$38,815	$6,819	$1,875,681

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1. ORGANIZATION AND OPERATIONS

Organization

Valero L.P. (NYSE: VLI) is a Delaware limited partnership formed in 1999 that completed its initial public offering of common units in April 16, 2001. Valero L.P. is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

As used in this report, references to “we,” “us,” “our” or “the Partnership” collectively refer, depending on the context, to Valero L.P. or a wholly owned subsidiary of Valero L.P.

Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero GP Holdings, LLC (Valero GP Holdings) (NYSE: VEH), is our general partner, which is represented by a 2% general partner interest. Valero GP Holdings, through various affiliates, also owns limited partner units, resulting in a combined partnership ownership of 23.4%. The remaining 76.6% limited partnership interests are held by public unitholders.

Valero GP Holdings, a publicly held Delaware limited liability company, was formed in June 2000 as UDS Logistics. Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006.

On July 19, 2006, Valero GP Holdings completed its initial public offering of 17.25 million units representing limited liability company interests at $22.00 per unit. In addition, on December 22, 2006, Valero GP Holdings completed its secondary public offering of 25.3 million units representing limited liability company interests at $21.62 per unit. As a result of these offerings, Valero Energy no longer owns any interest in Valero GP Holdings or us.

On February 16, 2007, we announced that we would change our name to NuStar Energy, L.P. (NYSE: NS). Also, Valero GP Holdings, LLC, our general partner, announced it would change its name to NuStar GP Holdings, LLC (NYSE: NGP). Both name changes are expected to be effective April 1, 2007.

On July 1, 2005, we completed our acquisition (Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb). We acquired all of KSL’s outstanding equity securities for approximately $509 million in cash. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

Operations

Our operations are managed by Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., and a wholly owned subsidiary of Valero GP Holdings.

We conduct our operations through our subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have four business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. As of December 31, 2006, our assets included:

•

65 refined product terminal facilities providing approximately 57.5 million barrels of storage capacity and one crude oil terminal facility providing approximately 3.3 million barrels of storage capacity;

•	8,259 miles of refined product pipelines, including approximately 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.8 million barrels;

•	854 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom. Our largest customer is Valero Energy, which accounted for 23%, 34% and 99% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively (See Note 14. Related Party Transactions).

Valero Energy, an independent refining and marketing company, owns and operates 18 refineries with a combined total throughput capacity as of December 31, 2006 of approximately 3.3 million barrels per day. Valero Energy’s refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets we own and operated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our controlled subsidiaries. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain crude oil, refined product pipelines and refined product terminals in which we own an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

Accounts Receivable, net

Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered. We extend credit terms to certain customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectibility at the time of their review.

Inventories

Inventories consist of petroleum products purchased for resale and are valued at the lower of cost or market. Cost is determined using the weighted-average cost method.

Property and Equipment

Additions to property and equipment, including reliability and expansion capital expenditures and capitalized interest, are recorded at cost.

Reliability capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Expansion capital expenditures represent capital expenditures to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in “interest and other expense, net” in the consolidated statements of income. When property and equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the consolidated statement of income in the year retired.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost of an acquired entity over the fair value of net assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination is not amortized. Intangible assets with finite useful lives are amortized on a straight-line basis over five to 47 years. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 of each year as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2006, 2005 and 2004, no impairment had occurred.

Investment in Joint Ventures

Skelly-Belvieu Pipeline Company, LLC. Formed in 1993, the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu) owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. Skelly-Belvieu is owned 50% by the Partnership and 50% by ConocoPhillips. We account for this investment under the equity method of accounting.

ST Linden Terminals, LLC. Formed in 1998, the 44-acre facility provides us with deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. ST Linden Terminals, LLC (Linden) is owned 50% by the Partnership and 50% by Northville Industries Corp. We account for this investment under the equity method of accounting.

Deferred Charges and Other Assets

“Deferred charges and other assets, net” primarily include the following:

•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;

•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract; and

•

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and investment in joint ventures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2006 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include primarily liabilities for ad valorem taxes, franchise taxes, and value added taxes.

Income Taxes

We are a limited partnership and are not subject to federal or state income taxes. Accordingly, the taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of the individual partners. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

Due to the Kaneb Acquisition, we conduct certain of our operations through taxable wholly owned corporate subsidiaries. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Retirement Obligations

We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed or leased. We record a liability for asset retirement obligations when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value.

We have asset retirement obligations with respect to certain of our assets due to various legal obligations to clean and/or dispose of those assets at the time they are retired. However, these assets can be used for extended and indeterminate period of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our assets and continue making improvements to those assets based on technological advances. As a result, we believe that our assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any asset, we estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $2.0 million, which is included in other long-term liabilities on the consolidated balance sheet, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right of way agreements as of December 31, 2006. Prior to the Kaneb Acquisition, we had not recorded a liability for asset retirement obligations.

Environmental Remediation Costs

Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

Product Imbalances

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Product imbalance liabilities are included in accrued liabilities on the consolidated balance sheet. Included in other current assets are $9.9 million and $20.0 million of product imbalance assets as of December 31, 2006 and 2005, respectively.

Revenue Recognition

Revenues for the refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, handling and filtering services. Revenues for the refined product terminals segment also include the sale of bunker fuel to marine vessels, at Point Tupper in Nova Scotia, Canada and St. Eustatius, Netherland Antilles in the Caribbean for which we earn revenues based upon a price per metric ton applied to the number of metric tons delivered to our customer. Our facilities at Point Tupper and St. Eustatius also charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

Throughput revenues (based on a terminalling fee) are recognized as refined products are delivered out of our terminal. Storage lease revenues are recognized when services are provided to the customer. Product revenues are recognized when product is sold and title and risk pass to the customer. Revenues for ancillary services are recognized as those services are provided.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues for the refined product and crude oil pipelines segments are derived from interstate and intrastate pipeline transportation of refined product and crude oil. Transportation revenues (based on pipeline tariffs) are recognized as refined products or crude oil is delivered out of the pipelines.

Crude oil storage tank revenues are recognized as crude oil and certain other refinery feedstocks are received by the related refinery.

Income Allocation

Our net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution declared for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests.

Net Income per Unit Applicable to Limited Partners

We have identified the general partner and the subordinated units as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding. The general partner’s incentive distribution allocation for the years ended December 31, 2006, 2005 and 2004 was $14.8 million, $8.7 million and $4.4 million, respectively. The amount of net income per unit allocated to common units was equal to the amount allocated to the subordinated units for the years presented.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that, under generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments.

Risk Management Activities

Beginning in 2003, we entered into interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualified for the shortcut method of accounting prescribed by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Stock-based Compensation

Valero GP Holdings has adopted various long-term incentive plans, which provide employees and directors of Valero GP, LLC and, previously, certain corporate officers of Valero Energy, with the right to receive common units of Valero L.P. under specified conditions. Valero GP Holdings accounts for awards of unit options and restricted units of Valero L.P. at fair value and considering the percentage of the award that has vested. Valero GP Holdings records compensation expense related to unit options until such options are exercised, and records compensation expense for restricted units until the date of vesting. We reimburse Valero GP Holdings completely for the expense resulting from awards to employees and directors of Valero GP, LLC. We include such compensation expense in general and administrative expenses on the consolidated statements of income.

New Accounting Pronouncements

FASB Statement 153. In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” which addresses the measurement of exchanges of nonmonetary assets. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which was previously provided by APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 was effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The adoption of Statement No. 153 did not affect our financial position or results of operations.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FASB Interpretation No. 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we do not expect it to significantly affect our financial position or results of operations.

EITF Issue No. 06-3. In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include sales, use, value added, and some excise taxes. These taxes should be presented on either a gross or a net basis, and if reported on a gross basis, a company should disclose amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance in EITF No. 06-3 is effective for all periods beginning after December 15, 2006 and is not expected to significantly affect our financial position or results of operations.

FASB Statement No. 157. In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

3. ACQUISITIONS

Completed During 2006

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the year ended December 31, 2006.

St. James Crude Facility

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million. The acquisition includes 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 675 acres of undeveloped land. We funded the acquisition with borrowings under our revolving credit agreement. The financial statements include the results of operations in the refined product terminal segment commencing on December 1, 2006.

The acquisition of the St. James crude facility was accounted for using the purchase method. The purchase price has been preliminarily allocated to property and equipment pending completion of an independent appraisal. Pro forma financial information for the years ended December 31, 2006 and 2005 that give effect to the St. James acquisition as of January 1, 2006 and 2005 are not presented as the effect is not significant.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Completed During 2005

Kaneb Acquisition

On July 1, 2005, we completed the Kaneb Acquisition. We acquired all of KSL’s outstanding equity securities for approximately $509 million in cash, which was primarily funded by borrowings under our $525 million term credit agreement. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

The financial statements include the results of operations of the Kaneb Acquisition commencing on July 1, 2005.

Purchase Price Allocation

The Kaneb Acquisition was accounted for using the purchase method. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the outstanding equity securities of KSL	$509,307
Value of Valero L.P.’s common units issued in exchange for KPP units	1,451,249
Transaction costs	9,505
Fair value of long-term debt assumed	779,707
Fair value of other liabilities assumed	179,864

Total	$2,929,632

Current assets	$605,721
Property and equipment	1,429,652
Goodwill	769,727
Intangible assets	58,900
Other noncurrent assets	65,632

Total	$2,929,632

Unaudited Pro Forma Information

The unaudited pro forma financial information below includes the historical financial information of Kaneb and the Partnership for the periods indicated. This financial information assumes the following:

•	we completed the Kaneb Acquisition on January 1, 2004;

•	we borrowed $525.0 million to purchase all of the outstanding equity securities of KSL;

•	we issued approximately 23.8 million common units in exchange for all of the outstanding common units of KPP;

•	we received a contribution from our general partner of $29.2 million to maintain its 2% interest; and

•	the results of operations of the Held Separate Businesses, Martin Oil LLC, (a marketing subsidiary of KSL) and the Australian and New Zealand subsidiaries are reported as discontinued operations.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unaudited pro forma information presented below is not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2005	2004
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,005,662	$787,475
Operating income	130,347	179,936

Income from continuing operations	$83,084	$132,374
Income from discontinued operations	9,853	13,985

Net income	$92,937	$146,359

Net income per unit applicable to limited partners:
Continuing operations	$1.48	$2.52
Discontinued operations	0.21	0.29

Net income	$1.69	$2.81

Completed During 2004

Royal Trading Asphalt Terminals

On February 20, 2004, we acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading Company (Royal Trading) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations. The purchase price was allocated to the individual tangible and identifiable intangible assets acquired based on their fair values as determined by an independent appraisal. In conjunction with the Royal Trading acquisition, we entered into an agreement with Valero Energy (See Note 14. Related Party Transactions).

The results of operations for these two terminals are included in the consolidated statements of income commencing on February 20, 2004. The pro forma financial information for the years ended December 31, 2004 and 2003 that give effect to the acquisition of Royal Trading as of January 1, 2004 and 2003 have not been disclosed, as the effect is not significant.

4. DISPOSITIONS AND ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

Sale of Held Separate Businesses

In conjunction with the Kaneb Acquisition, we agreed with the United States Federal Trade Commission to divest certain assets. These assets consisted of two California terminals handling refined products, blendstocks, and crude oil, three East Coast refined product terminals, and a 550-mile refined products pipeline with four truck terminals and storage in the U.S. Rocky Mountains (collectively, the Held Separate Businesses).

On September 30, 2005, we sold the Held Separate Businesses to Pacific Energy Partners, L.P. for approximately $455.0 million. Results of operations related to the Held Separate Businesses are classified as income from discontinued operations in the consolidated statement of income for the year ended December 31, 2005. Revenues and pre-tax income related to the Held Separate Businesses were $14.2 million and $3.2 million, respectively, for the year ended December 31, 2005. Income tax expense was not included in discontinued operations related to the Held Separate Businesses as they were owned by entities that were not subject to income tax. Additionally, interest expense of approximately $4.9 million was allocated to the Held Separate Businesses as certain of our debt agreements required us to use the proceeds from the sale of the Held Separate Businesses to repay outstanding debt.

Sale of Martin Oil LLC

In a separate transaction that occurred simultaneously with the closing of the Kaneb Acquisition, we sold all of our interest in Kaneb’s commodity trading business, Martin Oil LLC, to Valero Energy for approximately $26.8 million.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets and Liabilities of Businesses Held for Sale

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. This transaction included the sale of eight terminals with an aggregate storage capacity of approximately 1.1 million barrels.

As a result, the assets and liabilities of the Australia and New Zealand Subsidiaries were classified as assets and liabilities of businesses held for sale in the accompanying consolidated balance sheet as of December 31, 2005. The results of operations for the Australia and New Zealand Subsidiaries for 2006 and 2005 have been included in income from discontinued operations. Revenues and pre-tax income related to the Australia and New Zealand Subsidiaries, included in income from discontinued operations, were $5.0 million and $0.6 million, respectively, for the year ended December 31, 2006 and were $10.1 million and $0.2 million, respectively, for the year ended December 31, 2005. Income tax expense associated with the Australia and New Zealand Subsidiaries totaled $0.3 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively. Additionally, the income from discontinued operations includes interest expense of approximately $0.8 million and $1.5 million allocated to the Australia and New Zealand Subsidiaries for the years ended December 31, 2006 and 2005, respectively, which was based upon the expected proceeds and the interest rate applicable to our debt.

Assets and liabilities of businesses held for sale consisted of the following:

December 31, 2005
(Thousand of Dollars)
Current assets	$8,047
Property and equipment, net	68,726
Other assets	3,034

Assets of businesses held for sale	79,807

Current liabilities	3,606
Deferred income taxes	3,604
Other liabilities	3,890

Liabilities of businesses held for sale	$11,100

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2006	2005
	(Thousands of Dollars)
Balance as of beginning of year	$1,976	$—
Decrease in allowance charged to expense	(276)	—
Accounts charged against the allowance, net of recoveries	(492)	(289)
Fair value of amounts acquired in the Kaneb Acquisition	—	2,265
Foreign currency translation	12	—

Balance as of end of year	$1,220	$1,976

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2006	2005
	(Years)	(Thousands of Dollars)
Land	—	$78,644	$92,741
Land and leasehold improvements	10 - 35	59,043	63,465
Buildings	15 - 40	28,877	26,282
Pipeline and equipment	20 - 35	2,351,070	2,096,415
Rights of way	20 - 40	102,211	96,554
Construction in progress	—	74,513	42,072

Total		2,694,358	2,417,529
Less accumulated depreciation and amortization		(349,223)	(257,316)

Property and equipment, net		$2,345,135	$2,160,213

Capitalized interest costs included in property and equipment were $1.8 million, $1.0 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In the fourth quarter of 2005, a portion of the Three Rivers to Pettus to Corpus Christi refined product pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million, included in “interest and other expense, net” in the accompanying consolidated statement of income for the year ended December 31, 2005.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$58,900	$(8,795)	$58,000	$(2,900)
Non-compete agreements	1,765	(1,054)	1,765	(701)
Consulting agreements	1,150	(652)	1,150	(422)
Other	2,359	(141)	2,359	(92)

Total	$64,174	$(10,642)	$63,274	$(4,115)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $6.5 million, $3.5 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense is approximately $6.5 million per year for the years ending December 31, 2007 and 2008, $6.0 million for the year ended December 31, 2009 and $5.9 million for the years ending December 31, 2010 and 2011.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. INVESTMENT IN JOINT VENTURES

The following table presents summarized combined unaudited financial information related to our joint ventures as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

		December 31,
		2006	2005
		(Thousands of Dollars)
Balance Sheet Information:
Current assets		$8,622	$9,272
Property, plant and equipment, net		68,809	70,789

Total assets		$77,431	$80,061

Current liabilities		$3,375	$3,582
Other long-term liabilities		—	433
Members’ equity		74,056	76,046

Total liabilities and members’ equity		$77,431	$80,061

	Year Ended December 31,
	2006	2005 (a)	2004
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$28,858	$28,008	$9,355
Net income	12,355	11,320	1,916
Our share of net income (b)	5,969	2,499	1,344
Our share of distributions	5,268	4,932	1,373

(a)	Revenues and net income reflect the amounts for the year ended December 31, 2005. Our share of net income and distributions related to investments in the joint ventures acquired as part of the Kaneb Acquisition reflect amounts for the six months ended December 31, 2005.
(b)	Our share of net income shown in the table includes $0.1 million and $0.2 million of income that is included in income from discontinued operations in the consolidated statement of income for the years ended December 31, 2006 and 2005, respectively.

Skelly-Belvieu Pipeline Company

Upon the formation of Skelly-Belvieu, we contributed certain equipment to Skelly-Belvieu in exchange for 50% of its members’ equity. Our investment in Skelly-Belvieu was recorded at the carrying amount of the contributed equipment. However, the financial statements of Skelly-Belvieu reflect these assets at fair value at the date of formation. As a result, our 50% share of Skelly-Belvieu’s members’ equity exceeds the carrying value of our investment. This excess, which totaled $7.4 million and $7.8 million as of December 31, 2006 and 2005, respectively, is being accreted into income over the average life of the assets held by Skelly-Belvieu, or 33 years.

ST Linden Terminals, LLC

As part of the Kaneb Acquisition, we acquired an investment in Linden. As part of the final allocation in 2006 of the purchase price of Kaneb, we recorded our investment in Linden at fair value. As a result, the carrying value of our investment in Linden exceeds our 50% share of its members’ equity. This excess totaled $44.9 million and $45.4 million as of December 31, 2006 and 2005, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The balance not being amortized has been allocated to goodwill of Linden.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
	(Thousands of Dollars)
Employee wage and benefit costs	$12,093	$9,819
Unearned income	2,369	3,195
Environmental costs	5,583	2,404
Product shortages	7,796	17,547
Other	9,810	13,952

Accrued liabilities	$37,651	$46,917

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(Thousands of Dollars)
6.05% senior notes due 2013, net of unamortized discount of $437 in 2006 and $507 in 2005 and a fair value adjustment of $2,902 in 2006 and $2,197 in 2005	$246,662	$247,296
6.875% senior notes due 2012, net of unamortized discount of $174 in 2006 and $205 in 2005 and a fair value adjustment of $2,006 in 2006 and $1,805 in 2005	97,820	97,990
7.75% senior notes due 2012, including a fair value adjustment of $33,328 in 2006 and $37,893 in 2005	283,328	287,893
5.875% senior notes due 2013, including a fair value adjustment of $12,243 in 2006 and $13,714 in 2005	262,243	263,714
$525 million term credit agreement	225,000	225,000
$600 million revolving credit agreement	190,526	4,000
UK term loan	41,118	36,131
Port Authority of Corpus Christi note payable	7,670	8,681

Total debt	1,354,367	1,170,705
Less current portion	(647)	(1,046)

Long-term debt, less current portion	$1,353,720	$1,169,659

The long-term debt repayments are due as follows (in thousands):

2007	$647
2008	660
2009	713
2010	770
2011	457,476
Thereafter	854,049

Total repayments	1,314,315
Net fair value adjustment and unamortized discount	40,052

Total debt	$1,354,367

Interest payments totaled $75.0 million, $53.2 million and $24.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.05% Senior Notes

On March 18, 2003, Valero Logistics completed the sale of $250 million of 6.05% senior notes maturing in 2013, issued in a private placement to institutional investors, for net proceeds of $247.3 million. Interest on the 6.05% senior notes is payable semi-annually in arrears on March 15 and September 15 of each year. Although the 6.05% senior notes were not initially registered under the Securities Act of 1933 or any other securities laws, in July 2003, we exchanged the outstanding $250.0 million 6.05% senior notes that were not registered for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933.

6.875% Senior Notes

On July 15, 2002, Valero Logistics completed the sale of $100.0 million of 6.875% senior notes maturing in 2012 for net proceeds of $98.2 million. Interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year.

The 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit agreement and term loan agreement. Both series of senior notes contain restrictions on Valero Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of Valero Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The Valero Logistics senior notes also include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in Valero Logistics.

Due to the completed sale of Valero Energy’s remaining interests in Valero GP Holdings on December 22, 2006, the change-in-control provision was triggered, and Valero Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our Revolving Credit Agreement on February 1, 2007. The effect of the retirement of those senior notes was not significant to our financial position or results of operations.

7.75% and 5.875% Senior Notes

As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by KPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. The difference between the fair value and the face value of the senior notes is being amortized as a reduction of interest expense over the remaining lives of the senior notes using the effective interest method.

The senior notes were issued in two series, the first of which bears interest at 7.75% annually (due semi-annually on February 15 and August 15) and matures February 15, 2012. The second series bears interest at 5.875% annually (due on June 1 and December 1) and matures June 1, 2013.

The 7.75% and 5.875% senior notes do not contain sinking fund requirements. These notes contain restrictions on our ability to incur indebtedness secured by liens, to engage in certain sale-leaseback transactions, to engage in certain transactions with affiliates, as defined, and to utilize proceeds from the disposition of certain assets. At the option of KPOP, the 7.75% and 5.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

The senior notes issued by Valero Logistics are fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Term Loan Agreement

On July 1, 2005, we borrowed $525.0 million under our new $525 million term loan agreement dated July 1, 2005 (the Term Loan Agreement), the majority of which was used to fund the Kaneb Acquisition. The Term Loan Agreement matures on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 6.0% as of December 31, 2006. The weighted-average interest rate related to outstanding borrowings under the Term Loan Agreement for the year ended December 31, 2006 was 5.8%. With a portion of the proceeds received from the sale of the Held Separate Businesses on September 30, 2005, we repaid $300.0 million of the outstanding balance. As of December 31, 2006 and 2005, our outstanding balance under the Term Loan Agreement was $225.0 million. No additional funds may be borrowed under the Term Loan Agreement.

Revolving Credit Agreement

On July 1, 2005, we borrowed $180.0 million under our revolving credit agreement (the Revolving Credit Agreement). The $180.0 million was utilized along with other proceeds and cash on hand, to repay approximately $191.5 million of the outstanding indebtedness of Kaneb and to repay $38.0 million of indebtedness outstanding on our prior revolving credit facility.

During the year ended December 31, 2005, we repaid the $209.5 million outstanding under the Revolving Credit Agreement, including $160.0 million which was repaid using a portion of the proceeds from the sale of the Held Separate Businesses on September 30, 2005. As of December 31, 2006 and 2005, we had $408.6 million and $395.1 million, respectively, available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 6.1% as of December 31, 2006. The weighted-average interest rate related to outstanding borrowings under the Revolving Credit Agreement for the year ended December 31, 2006 was 5.8%.

UK Term Loan

As a result of the Kaneb Acquisition, on July 1, 2005, we amended and restated a term loan agreement of Kaneb’s UK subsidiary dated January 29, 1999 (the UK Term Loan), and assumed the outstanding obligation of 21,000,000 Pounds Sterling ($41.1 million and $36.1 million as of December 31, 2006 and 2005, respectively). The UK Term Loan bears interest at 6.65% annually.

Credit Agreement Provisions

The Term Loan Agreement, the Revolving Credit Agreement and the UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exists or would result from the distribution. Management believes that we are in compliance with all ratios and covenants of the Term Loan Agreement, the Revolving Credit Agreement and the UK Term Loan as of December 31, 2006.

Credit Agreement Amendments

On June 6, 2006, we completed certain amendments to our Term Loan Agreement and our Revolving Credit Agreement. Both agreements were amended to (i) eliminate the provision that the failure of Valero Energy to own or control the general partner of Valero L.P. constitutes a “change of control”; (ii) extend the maturities of the agreements to 2011; (iii) include certain material construction projects in the definition of “Consolidated EBITDA”; and (iv) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio. Additionally, the amendments reduced the applicable margin on LIBOR loans to vary from 0.40% to 0.95% for the Term Loan Agreement and 0.27% to 0.70% for the Revolving Credit Agreement, depending upon Valero L.P.’s credit rating. On the same date, we amended the UK Term Loan to (i) extend the maturity to 2011; (ii) include certain material construction projects in the definition of “Consolidated EBITDA”; and (iii) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio.

On November 30, 2006, we further amended our Term Loan Agreement, our Revolving Credit Agreement and our UK Term Loan. All the agreements were amended to (i) remove the requirement that the lenders approve in advance the amount of pro forma EBITDA associated with certain material construction projects used in the calculation of consolidated EBITDA, a component of the consolidated debt coverage ratio required by the covenants of the agreements; and (ii) exclude from the agreements’ definition of Indebtedness the aggregate principal amount of hybrid equity securities, as defined in the amendment, that is treated as equity by Standard & Poors and Moody’s based on the classifications of these hybrid equity securities issued by Standard & Poors and Moody’s.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our Revolving Credit Agreement was further amended to allow for borrowings denominated in Euros, up to the equivalent of $100 million. Also effective on November 30, 2006, the lenders agreed to our request to increase the total commitments under the Revolving Credit Agreement from $400 million to $600 million.

Port Authority of Corpus Christi Note Payable

The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8.0% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi.

Interest Rate Swaps

During 2003, we entered into interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2006 and 2005, the weighted average effective interest rate for the interest rate swaps was 7.1% and 6.6%, respectively.

11. HEALTH, SAFETY AND ENVIRONMENTAL MATTERS

Our operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management and pollution prevention measures. Our operations are also subject to extensive federal and state health and safety laws and regulations, including those relating to pipeline safety. The principal environmental and safety risks associated with our operations relate to unauthorized emissions into the air, unauthorized releases into soil, surface water or groundwater, and personal injury and property damage. Compliance with these environmental and safety laws, regulations and permits increases our capital expenditures and our overall cost of business, and violations of these laws, regulations and/or permits can result in significant civil and criminal liabilities, injunctions or other penalties.

The pipelines in the Central West System, the East Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA), and the Homeland Security Act. Additionally, the operations and integrity of the Pipelines are subject to the respective state jurisdictions along the route of the systems.

We have adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of crude oil and refined products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

Valero Energy has agreed to indemnify us for a period of ten years from the date of acquisition for pre-acquisition environmental liabilities related to assets transferred or otherwise acquired by the Partnership from Valero Energy or UDS. Excluded from this indemnification are liabilities that result from a change in environmental law after the date of acquisition.

Additionally, ExxonMobil has agreed to indemnify us for pre-acquisition environmental liabilities in connection with off site disposal activities performed prior to September 4, 2003 related to the Paulsboro refined product terminal acquisition.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As an operator or owner of the assets, we could be held liable for pre-acquisition environmental liabilities should Valero Energy or ExxonMobil be unable to fulfill their obligations. However, we believe that such a situation is unlikely.

Environmental and safety exposures and liabilities are difficult to assess and estimate due to unknown factors such as the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental and safety laws and regulations may change in the future. Although environmental and safety costs may have a significant impact on the results of operations for any single period, we believe that such costs will not have a material adverse effect on our financial position.

The balance of and changes in the accruals for environmental matters were as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Balance as of beginning of year	$17,509	$343
Fair value of amounts acquired in the Kaneb Acquisition	—	22,234
Additions to accrual	2,625	1,157
Amounts related to Held Separate Businesses	—	(3,137)
Amounts related to the Australia and New Zealand subsidiaries	(3,051)	—
Payments	(3,541)	(3,097)
Foreign currency translation	141	9

Balance as of end of year	$13,683	$17,509

Accruals for environmental matters are included in the consolidated balance sheet as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Accrued liabilities	$5,583	$2,404
Liabilities of businesses held for sale	—	3,051
Other long-term liabilities	8,100	12,054

Accruals for environmental matters	$13,683	$17,509

12. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending our self in legal matters are expensed as incurred. As of December 31, 2006, we have recorded $2.7 million of accruals related to settled matters and $48.5 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the Department of Justice.

Port of Vancouver Matter. We own a chemical and refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. We dispute this assertion. No lawsuits have been filed against us in this matter, and we have not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

St. Eustatius Tax Agreement. On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of Kaneb, which we acquired on July 1, 2005, to pay the greater of 2% of taxable income, as defined therein, or 500,000 Netherlands Antilles guilders (approximately $0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income.

On February 22, 2006, we entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, we agreed to make a one-time payment of five million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. We further agreed to pay an annual minimum profit tax to St. Eustatius of one million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005. We agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime Agreement), we can carry forward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit, we agreed to pay that difference.

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of our four terminals. Since then, the U.S. District Court has also served us with four subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We are cooperating fully with the EPA in producing documents in response to the subpoenas. We have no information as to when the EPA will conclude their investigation, and we are also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties.

There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts.

Because of the preliminary nature of the investigation, we are not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to our results of operations in the period we would be required to record a liability, and could be material to our cash flows in the periods we would be required to pay such liability.

Other

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe the possibility is remote that the final outcome of any of these claims or proceedings to which we are a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Commitments

Future minimum rental payments applicable to all noncancellable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$7,979
2008	7,737
2009	6,570
2010	6,394
2011	5,900
Thereafter	104,269

Future minimum lease payments	$138,849

Rental expense for all operating leases totaled $15.3 million, $8.9 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 we had minimum purchase commitments of $419.6 million, primarily related to purchases of inventory for resale to our customers over the next two years.

On April 13, 2006, we entered into an agreement to purchase three 30,000 barrel and two 52,000 barrel tank barges over the next two years for our St. Eustatius facility. The contract price is $34.1 million, which is subject to adjustment based on the actual cost incurred for the steel. In January 2007, we assigned this purchase agreement to a third party, which eliminated our obligation. We signed an agreement with that third party to lease the constructed barges for approximately ten years. The lease becomes effective when the first barge is completed and delivered, which is estimated to be in the third quarter of 2007.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. RISK MANAGEMENT ACTIVITIES

Interest Rate Risk

The estimated fair value of our fixed-rate debt as of December 31, 2006 and 2005 was $939.2 million and $954.0 million, respectively, as compared to the carrying amount of $938.8 million and $941.7 million, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. Interest rates on borrowings under the Revolving Credit Agreement and the Term Loan Agreement float with market rates and thus the carrying amount approximates fair value.

We are exposed to market risk for changes in interest rates related to our long-term debt obligations. We use interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. As of December 31, 2006 and 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in the consolidated balance sheet was $4.9 million and $4.0 million, respectively.

Concentration of Credit Risk

For the years ended December 31, 2006 and 2005, we derived approximately 23% and 34%, respectively, of our revenues from Valero Energy and its subsidiaries, our largest customer. No other single customer accounted for more than 10% of our consolidated operating revenues. Valero Energy transports crude oil to six of its refineries using Valero L.P.’s various crude oil pipelines and storage facilities and the crude oil storage tanks, and transports refined products from seven of its refineries to its company-owned retail operations or wholesale customers using Valero L.P.’s various refined product pipelines and terminals. Valero Energy and its subsidiaries are investment grade customers; therefore, we do not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact Valero L.P., both positively and negatively, to changes in the refining and marketing industry.

14. RELATED PARTY TRANSACTIONS

We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and lease expense. Under the terms of various services agreements with Valero Energy (described below), we reimbursed Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charged us an administrative service fee. Due to Valero Energy’s sale of its interest in Valero GP Holdings on December 22, 2006, the receivable from Valero Energy and payable to Valero Energy are not separately presented in the consolidated balance sheet as of December 31, 2006 as related party balances. The Receivable from Valero Energy as of December 31, 2005 represented amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy as of December 31, 2006 represented amounts due for employee costs, insurance costs, operating expenses, administrative costs and lease expense.

The following table summarizes information pertaining to transactions with Valero Energy:

	Year Ended December 31,
	2006	2005 (a)	2004
	(Thousands of Dollars)
Revenues	$260,980	$234,485	$217,608
Operating expenses	94,587	60,921	31,960
General and administrative expenses	32,183	19,356	10,539

(a)	The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

We have entered into a number of operating agreements with Valero Energy, which govern the required services provided to and received from Valero Energy. Most of the operating agreements include adjustment provisions, which allow us to increase the handling, storage and throughput fees we charge to Valero Energy based on a consumer price index. In addition, the pipeline tariffs charged by us are reviewed annually and adjusted based on an inflation index and may also be adjusted to take into consideration additional costs incurred to provide the transportation services. The following is a summary of the significant terms of the individual agreements.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Services Agreement

Because we do not have any employees, we have relied upon employees of Valero GP, LLC. Prior to our separation from Valero Energy, these employees were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $1.6 million, $6.6 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Due to Valero Energy’s sale of its remaining interest in Valero GP Holdings on December 22, 2006, Valero GP, LLC ceased being an indirect subsidiary of Valero Energy. Accordingly, Valero Energy no longer provides employees that work directly on our behalf. Instead, Valero GP, LLC provides those employees, and we reimburse Valero GP Holdings, which owns Valero GP, LLC for those employee costs. However, Valero Energy continues to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Beginning January 1, 2007, under the 2007 Services Agreement, we pay Valero Energy approximately $97,000 per month for administrative services (primarily information system services and human resource services) and approximately $93,000 per month for telecommunication services.

The 2007 Services Agreement terminates on December 31, 2010. We have the right to reduce the administrative or telecommunications services provided under the agreement at any time with 60 days notice. Valero Energy has the option to terminate the Services Agreement prior to December 31, 2010 if it provides us with written notice of its intention to do so. However, the administrative services performed by Valero Energy cannot be terminated prior to various optional termination dates specified in the Services Agreement and Valero Energy must continue to provide human resource services for six months subsequent to such notice. If Valero Energy elects to terminate the 2007 Services Agreement prior to December 31, 2010, they agreed to pay us a termination fee of $13.0 million.

If Valero Energy exercises its termination option and we are not able to perform those services ourselves or find another third party provider, we can request Valero Energy to continue to perform those services at a monthly fee significantly in excess of the current fees described above. If we are able to perform those services ourselves or engage another third party to provide them, our costs may exceed the amounts charged by Valero Energy.

Omnibus Agreement

On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, Valero GP, LLC, Riverwalk Logistics, L.P., and Valero Logistics. The 2006 Omnibus Agreement supersedes the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governs potential competition between Valero Energy and us. Under the 2006 Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy owns 20% or more of us, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

•

any business retained by Ultramar Diamond Shamrock Corporation (UDS) as of April 16, 2001, the closing of Valero L.P.’s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

•	any business with a fair market value of less than $10 million;

•

any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided Valero L.P. has been offered and declined the opportunity to purchase the business; and

•	any newly constructed pipeline, terminalling or storage assets that we have not offered to purchase at fair market value within one year of construction.

With the closing of Valero GP Holding’s secondary public offering on December 22, 2006, Valero Energy no longer owns 20% or more of us, which allows Valero Energy to compete with us.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Also under the 2006 Omnibus Agreement, Valero Energy has agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

Under the terms of the Pipeline and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

•	to transport in our crude oil pipelines at least 75% of the aggregate volumes of crude oil shipped to the McKee, Three Rivers and Ardmore refineries;

•	to transport in our refined product pipelines at least 75% of the aggregate volumes of refined products shipped from the McKee, Three Rivers and Ardmore refineries; and

•	to use our refined product terminals for terminalling services for at least 50% of all refined products shipped from the McKee, Three Rivers and Ardmore refineries.

If market conditions change with respect to the transportation of crude oil or refined products, or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals that serve the McKee, Three Rivers and Ardmore refineries at the required levels, Valero Energy’s obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the years ended December 31, 2006, 2005 and 2004, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

Crude Oil Storage Tank Agreements

In conjunction with the acquisition of the Crude Oil Storage Tanks in March 2003, we entered into the following agreements with Valero Energy:

•

Handling and Throughput Agreement, dated March 2003, pursuant to which Valero Energy agreed to pay us a fee for 100% of crude oil and certain other feedstocks delivered to each of the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use our logistic assets for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement is ten years, which may be extended by Valero Energy for up to an additional five years.

•

Services and Secondment Agreements, dated March 2003, pursuant to which Valero Energy agreed to provide personnel to us who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for those services is an aggregate $3.5 million. The initial term of the services and secondment agreements is ten years which we have the option to extend for an additional five years. In addition to the fees we have agreed to pay Valero Energy under the services and secondment agreements, we are responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

•

Lease and Access Agreements, dated March 2003, pursuant to which Valero Energy leases to us the land on which the crude oil storage tanks are located for an aggregate amount of $0.7 million per year. The initial term of each lease is 25 years, subject to automatic renewal for successive one-year periods thereafter. We may terminate any of these leases upon 30 days notice after the initial term or at the end of a renewal period. In addition, we may terminate any of these leases upon 180 days notice prior to the expiration of the current term if we cease to operate the crude oil storage tanks or cease business operations.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

South Texas Pipelines and Terminals Agreements

In conjunction with the acquisition of the South Texas Pipelines and Terminals in March 2003, we entered into the following agreements with Valero Energy:

•

Terminalling Agreement, dated March 2003, pursuant to which Valero Energy agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy agreed to pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

•	Throughput Commitment Agreement, dated March 2003, pursuant to which Valero Energy agreed, for an initial period of seven years:

-	to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries’ gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

-	to transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production;

-	to use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refineries;

-	to use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and

-	to use the San Antonio East terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline.

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. Valero Energy’s obligation to transport 90% of the Three Rivers refinery raffinate production in the Pettus to Corpus Christi refined product pipeline was suspended in the fourth quarter of 2005 due to the temporary idling of the pipeline in the fourth quarter of 2005.

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with Holdings, Riverwalk Logistics, L.P., and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 31, 2006 when Valero GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor Holdings are prohibited from engaging in any business, even if the Partnership and Holdings would have a conflict of interest with respect to such other business opportunity.

Administration Agreement

On July 19, 2006, in connection with Holdings’ initial public offering, Valero GP, LLC entered into an administration agreement with Holdings (the Administration Agreement). The Administration Agreement provides, among other things, that all of Holdings’ employees will be employees of Valero GP, LLC. Valero GP, LLC will provide all executive management, accounting, legal, cash management, corporate finance and other administrative services to Holdings. Under the Administration Agreement, Holdings will pay Valero GP, LLC $0.5 million annually. This fee will be increased annually to reflect Valero GP, LLC’s annual merit increases. Holdings will also reimburse Valero GP, LLC for all direct

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

public company costs and any other direct costs, such as outside legal and accounting fees, that Valero GP, LLC incurs while providing services to Holdings pursuant to the Administration Agreement. The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. Holdings may cancel or reduce the services provided by Valero GP, LLC under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either Holdings or Valero GP, LLC.

St. James Terminalling agreement

On December 1, 2006, we executed a terminal services agreement with Valero Energy for the St. James, Louisiana crude oil facility (the St. James Terminal Agreement). Pursuant to the St. James Terminal Agreement, we will provide crude oil storage and blending services to Valero Energy for a minimum throughput fee of $1.175 million per month, plus $0.08 per barrel throughput in excess of 4 million barrels per month and $0.03 per barrel blended. The St. James Terminal Agreement has an initial term of five years, with an option to extend for an additional five years, provided that Valero Energy provides notice of its intent to extend the term at least one year prior to the expiration of the initial term.

Hydrogen Tolling Agreement

A hydrogen tolling agreement, which provides that Valero Energy will pay us minimum annual revenues of $1.4 million for transporting crude hydrogen from the BOC Group’s chemical facility in Clear Lake, Texas to Valero Energy’s Texas City refinery.

Pittsburgh Asphalt Terminal Throughput Agreement

A terminal storage and throughput agreement related to the Pittsburgh asphalt terminal, which provides that Valero Energy will pay us a monthly lease fee of $0.2 million, a minimum annual throughput fee of $0.4 million and will reimburse us for utility costs.

Royal Trading Throughput Agreement

In conjunction with the Royal Trading acquisition, we entered into a five-year terminal storage and throughput agreement with Valero Energy. The agreement provides a base throughput and blending fee schedule with volume incentive discounts once certain thresholds are met. In addition, Valero Energy has agreed to utilize the acquired terminals for a minimum of 18.5% of the combined McKee and Ardmore refineries’ asphalt production.

Corpus Christi North Beach Storage Facility

We entered into a one-year shell barrel capacity lease agreement with Valero Energy on January 1, 2004 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This lease automatically renews for additional one-year terms unless either party terminates it with a 90-day written notice. This lease was terminated on December 31, 2006.

Effective January 1, 2007, we entered into a one-year terminal service agreement with Valero Energy for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This agreement will automatically renew from year-to-year unless either party terminates it with a 90-day written notice.

Office Rental Agreement Termination

In January of 2006, we entered into an Office Rental Agreement (the Rental Agreement) with Valero Energy whereby we agreed to lease approximately 65,000 square feet of office space at an annual cost of approximately $1.6 million per year. Rental payments were scheduled to commence upon the completion of a new office facility presently being constructed by Valero Energy. Effective December 22, 2006, the Rental Agreement was terminated by the parties. No early termination penalties were incurred by any of the parties to the agreement.

Other Agreements

We have other minor storage and throughput contracts with Valero Energy resulting from the Kaneb Acquisition.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. EMPLOYEE BENEFIT PLANS

We have no employees. We rely on employees of Valero GP, LLC to provide the necessary services to conduct our operations. Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy, which included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. On July 19, 2006, employees of Valero GP, LLC began participating in newly enacted, comparable plans sponsored by Valero GP, LLC.

Our share of allocated employee benefit plan expenses, excluding the compensation expense related to the contractual rights to receive common units, restricted units and unit options, was $34.6 million, $20.4 million and $11.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These employee benefit plan expenses are included in costs and expenses with the related payroll costs.

Valero GP, LLC Thrift Plan

Effective June 26, 2006, Valero GP, LLC established the Valero GP, LLC Thrift Plan (the Thrift Plan), which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to substantially all of Valero GP, LLC employees in the United States who become eligible to participate upon date of hire.

Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation, which includes overtime and cash bonuses. In addition, participants who make a basic contribution of 8% can also make a supplemental contribution of up to 22% of their total annual compensation. The maximum match by Valero GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation excluding cash bonuses.

Valero GP, LLC Pension Plan

Effective July 1, 2006, Valero GP, LLC established the Valero GP, LLC Pension Plan, a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of Valero GP, LLC’s employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

Substantially all of Valero GP, LLC’s employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service on or after July 1, 2006 will be covered by the Pension Plan.

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

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees. The SERP provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the excess thrift plan, the excess pension plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Internal Revenue Code or a funded plan subject to ERISA.

Valero GP, LLC Retiree Benefits Plan

Valero GP, LLC adopted a post-retirement medical benefits plan effective July 1, 2006 from which benefits become payable to eligible employees beginning January 1, 2007. Medical and other welfare benefits were provided to Valero GP, LLC employees under the Valero Energy flex benefits plan through December 31, 2006. Valero GP, LLC reimbursed Valero Energy for the medical and other welfare benefits provided to Valero GP, LLC employees through December 31, 2006. Valero L.P. will continue to reimburse Valero GP, LLC for the cost of medical and other welfare benefits.

Long-Term Incentive Plans

Valero GP, LLC adopted the 2000 Long-Term Incentive Plan in 2000. Effective October 1, 2006, the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan (the LTIP) was amended and restated to:

•

increase the number of units authorized for issuance under the plan from 250,000 Valero L.P. common units to 1,500,000 common units (of which 1,023,616 common units remain available as of December 31, 2006);

•	permit the “cashless-broker” exercise of options;

•

provide that if an award under the LTIP expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the LTIP may be granted;

•	meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code; and

•

revise the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, Valero GP Holdings is now the 100% owner of the general partner of Valero L.P.

Awards under the LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units. The LTIP permits grants to officers, employees and directors of Valero GP, LLC.

In June 2003, Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 Valero L.P. common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs). As of December 31, 2006, a total of 267,069 common units remained available to be awarded under the UIP.

In addition, Valero GP, LLC adopted the 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2006.

Our share of compensation expense related to the contractual rights to receive common units, restricted units and unit options issued under the LTIP, the UIP and the UOP was $2.4 million, $1.5 million and $0.7 million, respectively, for the years ended December 31, 2006, 2005 and 2004 and such amounts have been included in general and administrative expenses in the consolidated statements of income for those years.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The number of awards granted under the above noted plans were as follows:

	Year Ended December 31,
	2006		2005		2004
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	8,940	1/3 per year	—	—	—	—
Unit options	203,975	1/5 per year	25,075	1/5 per year	—	—
Restricted units	51,140	1/5 per year	14,920	1/5 per year	9,425	1/5 per year
Restricted units (grants to non-employee directors)	2,307	1/3 per year	1,340	1/3 per year	579	1/3 per year
UOP	—	—	14,925	1/5 per year	23,775	1/5 per year
UIP:
Unit options	15,200	1/5 per year	128,300	1/5 per year	49,575	1/5 per year
Restricted units	9,740	1/5 per year	31,800	1/5 per year	2,680	1/5 per year

All costs incurred by Valero GP Holdings related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by us at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP, LLC was and will continue to be reimbursed by us. Compensation expense pertaining to corporate officers of Valero Energy was previously reimbursed by Valero Energy affiliates.

16. PARTNERS’ EQUITY, ALLOCATIONS OF NET INCOME AND CASH DISTRIBUTIONS

Partners’ Equity

On July 1, 2005, we issued 23,768,355 of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $29.2 million to us.

As of December 31, 2006, our outstanding partners’ equity includes 46,809,749 common units (10,215,035 of which are held by affiliates of Valero GP Holdings) and a 2% general partner interest held by Riverwalk Logistics, L.P. Riverwalk Logistics, L.P. is a wholly owned subsidiary of Valero GP Holdings.

Subordinated Units

Effective April 1, 2006, we satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006. Riverwalk Holdings, LLC held the 9,599,322 subordinated units at the time of conversion.

Allocations of Net Income

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

We identified our general partner interest and subordinated units as participating securities and we use the two-class method when calculating “income per unit applicable to limited partners,” which is based on the weighted-average number of common and subordinated units outstanding during the period. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2006, our general partner reimbursed us for certain charges we incurred related to services historically provided under our Services Agreement with Valero Energy. Generally accepted accounting principles required us to record the charges as expenses and record the reimbursement as a capital contribution.

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2006	2005(a)	2004
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$149,530	$111,073	$78,418
Charges reimbursed by general partner	575	—	—

Net income before charges reimbursed by general partner	150,105	111,073	78,418
General partner incentive distribution	14,778	8,711	4,448

Net income before charges reimbursed by general partner and after general partner incentive distribution	135,327	102,362	73,970
General partner interest	2%	2%	2%

General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	2,707	2,047	1,479
Charges reimbursed by general partner	(575)	—	—
General partner incentive distribution	14,778	8,711	4,448

Net income applicable to general partner	$16,910	$10,758	$5,927

(a)	For the second quarter 2005, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of June 30, 2005. On July 1, 2005, we issued approximately 23.8 million of our common units in exchange for all outstanding units of KPP in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than the net income allocation to the general partner as the units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in our net income allocation.

Cash Distributions

We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized). Our cash is first distributed 98% to the limited partners and 2% to the general partner until there has been distributed to the unitholders an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

Effective March 11, 2004, our partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

The table set forth below shows our cash distributions earned for the periods shown with respect to the general and limited partners:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$3,742	$3,036	$1,595
General partner incentive distribution	14,778	10,259	4,449

Total general partner distribution	18,520	13,295	6,044
Limited partners’ distribution	168,515	138,500	73,733

Total cash distributions	$187,035	$151,795	$79,777

Cash distributions per unit applicable to limited partners	$3.600	$3.365	$3.200

On January 25, 2007, we declared a quarterly cash distribution of $0.915 per unit to be paid on February 14, 2007 to unitholders of record on February 7, 2007. This distribution related to the fourth quarter of 2006 totaled $47.7 million, of which $4.9 million represented the general partner’s share of such distribution. The general partner’s distribution included a $3.9 million incentive distribution.

Subordinated Units

Effective April 1, 2006, we satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006. Riverwalk Holdings, LLC held the 9,599,322 subordinated units at the time of conversion.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2006	2005
	(Thousands of Dollars)
Current:
U.S.	$245	$—
Foreign	5,690	430

Total current	5,935	430

Deferred:
U.S.	(3,681)	892
Foreign	3,607	3,391

Total deferred	(74)	4,283

Total income tax expense	$5,861	$4,713

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Deferred tax assets:
Net operating losses	$19,257	$17,827
Environmental and legal reserves	15,037	14,509
Other	521	418
Valuation allowance	(9,744)	(6,106)

Deferred tax assets	25,071	26,648

Property and equipment	(46,655)	(40,224)

Net deferred tax liability	$(21,584)	$(13,576)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $55.0 million, which are subject to various limitations on use and expire in years 2008 through 2026.

As of December 31, 2006 and 2005, we have recorded a valuation allowance, substantially all of which was recorded in conjunction with the allocation of the purchase price of the Kaneb Acquisition, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal net operating loss carryforwards, before they expire. The net change in the total valuation allowance for the year ended December 31, 2006 was an increase of $3.6 million. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable.

The realization of net deferred income tax assets recorded as of December 31, 2006 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2006 will be realized, based on expected future taxable income and potential tax planning strategies.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SFAS No. 109, “Accounting for Income Taxes,” requires disclosure of the aggregate difference in the basis of our net assets for financial and tax reporting purposes. Our management does not believe that, in our circumstances, the aggregate difference would be meaningful information.

18. SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include providing pipeline transportation services, terminalling services, storage lease services and crude oil storage handling services. Our product sales primarily consist of the sale of bunker fuel to marine vessels.

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Revenues:
Refined product terminals	$802,307	$411,332	$39,984
Refined product pipelines	227,798	149,853	86,418
Crude oil pipelines	58,654	51,429	52,462
Crude oil storage tanks	46,915	46,943	41,928

Total revenues	$1,135,674	$659,557	$220,792

Depreciation and amortization:
Refined product terminals	$45,485	$25,008	$6,471
Refined product pipelines	42,084	27,778	14,715
Crude oil pipelines	5,061	4,612	4,499
Crude oil storage tanks	7,636	7,497	7,464

Total depreciation and amortization	$100,266	$64,895	$33,149

Operating income:
Refined product terminals	$102,436	$61,911	$15,148
Refined product pipelines	88,153	57,404	34,371
Crude oil pipelines	36,768	30,439	32,495
Crude oil storage tanks	29,171	29,751	26,575

Total segment operating income	256,528	179,505	108,589
General and administrative expenses	45,216	26,553	11,321

Total operating income	$211,312	$152,952	$97,268

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues by geographic area for the years ended December 31, 2006, 2005 and 2004 are shown in the table below. The geographic area is based on the location of our customer.

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
United States	$501,042	$347,765	$220,792
Netherlands Antilles	536,753	255,893	—
Canada	51,203	35,639	—
Other countries	46,676	20,260	—

Consolidated revenues	$1,135,674	$659,557	$220,792

For the years ended December 31, 2006, 2005, and 2004, Valero Energy accounted for 23%, 34% and 99% of our consolidated revenues, respectively. No other single customer accounted for more than 10% of our consolidated revenues.

Revenues from Valero Energy by operating segment were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Revenues:
Refined product terminals	$53,154	$46,382	$39,306
Refined product pipelines	104,519	89,731	83,912
Crude oil pipelines	56,392	51,429	52,462
Crude oil storage tanks	46,915	46,943	41,928

Total revenues	$260,980	$234,485	$217,608

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “deferred charges and other assets, net.” Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2006	2005
	(Thousands of Dollars)
United States	$2,039,045	$1,904,154
Netherlands Antilles	240,323	210,756
United Kingdom	90,594	79,630
Canada	82,410	83,916
Other countries	43,055	25,538

Consolidated long-lived assets	$2,495,427	$2,303,994

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets by reportable segment were as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Refined product terminals (a)	$1,819,242	$1,701,782
Refined product pipelines	1,250,466	1,286,571
Crude oil pipelines	132,407	123,698
Crude oil storage tanks	197,902	204,580

Total segment assets	3,400,017	3,316,631
Other partnership assets (including current assets and other noncurrent assets)	82,849	50,361

Total consolidated assets	$3,482,866	$3,366,992

(a)	Total assets of the refined product terminals segment include the assets of the Australia and New Zealand subsidiaries as of December 31, 2005. We sold these subsidiaries on March 30, 2006.

Changes in the carrying amount of goodwill were as follows:

	Refined Product Terminals	Refined Product Pipelines	Crude Oil Pipelines	Total
	(Thousands of Dollars)
Balance as of December 31, 2004	$—	$519	$4,196	$4,715
Kaneb Acquisition preliminary purchase price allocation	569,745	193,127	—	762,872

Balance as of December 31, 2005	569,745	193,646	4,196	767,587
Kaneb Acquisition final purchase price allocation	27,865	(21,011)	—	6,854

Balance as of December 31, 2006	$597,610	$172,635	$4,196	$774,441

Capital expenditures, including acquisitions, by reportable segment were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Refined product terminals	$229,963	$761,099	$41,148
Refined product pipelines	41,739	748,392	12,009
Crude oil pipelines	12,939	561	3,275
Crude oil storage tanks	453	1,860	1,056
Other partnership assets	4,222	2,781	—

Total capital expenditures	$289,316	$1,514,693	$57,488

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Valero L.P. has no operations and its assets consist mainly of its investments in Valero Logistics, KSL and KPP. KPP is the majority owner of KPOP. Valero Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of publicly traded senior notes. The senior notes issued by Valero Logistics were and continue to be fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are being presented for 2006 and 2005 as an alternative to providing separate financial statements for Valero Logistics and KPOP. Condensed consolidating financial statements for the comparable period of 2004 are not presented as we did not own Kaneb.

Condensed Consolidating Balance Sheet

December 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non-Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$403	$115,210	$653,221	$145,807	$(701,643)	$212,998
Property and equipment, net	—	935,109	676,494	733,532	—	2,345,135
Intangible assets, net	—	3,427	—	50,105	—	53,532
Goodwill	—	4,715	172,116	597,610	—	774,441
Investment in wholly owned subsidiaries	2,372,469	24,172	668,796	1,345,791	(4,411,228)	—
Investments in joint ventures	—	15,902	—	58,175	—	74,077
Deferred charges and other assets, net	228	5,807	604	16,044	—	22,683

Total assets	$2,373,100	$1,104,342	$2,171,231	$2,947,064	$(5,112,871)	$3,482,866

Liabilities and Partners’ Equity
Current liabilities	$504,238	$44,397	$29,385	$280,358	$(701,643)	$156,735
Long-term debt, less current portion	—	767,031	545,571	41,118	—	1,353,720
Long-term payable to Valero GP Holdings	—	—	—	5,749	—	5,749
Deferred income taxes	—	—	—	21,584	—	21,584
Other long-term liabilities	—	5,797	3,517	60,083	—	69,397
Total partners’ equity	1,868,862	287,117	1,592,758	2,538,172	(4,411,228)	1,875,681

Total liabilities and partners’ equity	$2,373,100	$1,104,342	$2,171,231	$2,947,064	$(5,112,871)	$3,482,866

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet

December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$44	$196,481	$622,669	$240,741	$(764,524)	$295,411
Property and equipment, net	—	783,945	694,374	681,894	—	2,160,213
Intangible assets, net	—	4,059	—	55,100	—	59,159
Goodwill	—	4,715	193,127	569,745	—	767,587
Investment in wholly owned subsidiaries	2,403,969	16,920	603,474	1,273,313	(4,297,676)	—
Investment in joint ventures	—	15,087	—	58,899	—	73,986
Deferred charges and other assets, net	228	4,618	771	5,019	—	10,636

Total assets	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

Liabilities and Partners’ Equity
Current liabilities	$502,194	$50,252	$40,341	$377,325	$(764,524)	$205,588
Long-term debt, less current portion	—	581,921	551,607	36,131	—	1,169,659
Deferred income taxes	—	—	—	13,576	—	13,576
Other long-term liabilities	—	4,821	2,124	70,445	—	77,390
Total partners’ equity	1,902,047	388,831	1,520,343	2,387,234	(4,297,676)	1,900,779

Total liabilities and partners’ equity	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$261,929	$121,835	$752,922	$(1,012)	$1,135,674
Costs and expenses	2,260	145,453	89,984	687,677	(1,012)	924,362

Operating income	(2,260)	116,476	31,851	65,245	—	211,312

Equity earnings in subsidiaries	151,790	154	65,321	72,423	(289,688)	—
Equity earnings from joint ventures	—	815	—	5,067	—	5,882
Interest and other expense, net	—	(35,903)	(25,074)	(450)	—	(61,427)

Income from continuing operations before income tax expense	149,530	81,542	72,098	142,285	(289,688)	155,767
Income tax expense	—	—	—	5,861	—	5,861

Income from continuing operations	149,530	81,542	72,098	136,424	(289,688)	149,906
Income from discontinued operations	—	—	317	(693)	—	(376)

Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$234,444	$57,400	$368,495	$(782)	$659,557
Costs and expenses	2,752	134,039	44,152	326,444	(782)	506,605

Operating income	(2,752)	100,405	13,248	42,051	—	152,952

Equity earnings in subsidiaries	113,825	(192)	38,462	40,392	(192,487)	—
Equity earnings from joint ventures	—	376	—	1,943	—	2,319
Interest and other expense, net	—	(27,128)	(13,488)	(2,267)	—	(42,883)

Income from continuing operations before income tax expense	111,073	73,461	38,222	82,119	(192,487)	112,388
Income tax expense	—	—	—	4,713	—	4,713

Income from continuing operations	111,073	73,461	38,222	77,406	(192,487)	107,675
Income from discontinued operations	—	—	2,163	1,235	—	3,398

Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Cash flows from operating activities:
Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	38,135	24,511	37,620	—	100,266
Equity income, net of distributions	31,500	(154)	(65,321)	(72,404)	106,379	—
Changes in operating assets and liabilities and other	(2,343)	(2,594)	(13,613)	19,565	—	1,015

Net cash provided by (used in) operating activities	178,687	116,929	17,992	120,512	(183,309)	250,811

Cash flows from investing activities:
Capital expenditures	—	(33,939)	(12,276)	(77,807)	—	(124,022)
Acquisitions and investment in noncurrent assets	—	(156,275)	(50)	(8,969)	—	(165,294)
Proceeds from sale of assets	—	15	2	71,379	—	71,396
Other	(77)	(7,099)	27,112	(22,527)	7,277	4,686

Cash flows provided by (used in) investing activities	(77)	(197,298)	14,788	(37,924)	7,277	(213,234)

Cash flows from financing activities:
Distributions	(183,290)	(183,290)	—	(19)	183,309	(183,290)
Long-term borrowings	—	269,026	—	—	—	269,026
Long-term debt repayments	—	(83,510)	—	—	—	(83,510)
Net intercompany borrowings (repayments)	4,232	95,075	(31,902)	(67,405)	—	—
Other	575	(6,177)	—	6,754	(7,277)	(6,125)

Cash flows provided by (used in) financing activities	(178,483)	91,124	(31,902)	(60,670)	176,032	(3,899)

Effect of foreign exchange rate changes on cash	—	—	—	(894)	—	(894)
Net increase in cash and cash equivalents	127	10,755	878	21,024	—	32,784
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$137	$12,345	$992	$55,364	$—	$68,838

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Cash flows from operating activities:
Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	34,828	12,073	19,766	—	66,667
Equity income, net of distributions	13,964	192	(38,462)	(40,392)	64,698	—
Changes in operating assets and liabilities and other	4,274	12,523	3,645	(11,752)	—	8,690

Net cash provided by (used in) operating activities	129,311	121,004	17,641	46,263	(127,789)	186,430

Cash flows from investing activities:
Capital expenditures	—	(47,568)	(3,492)	(17,026)	—	(68,086)
Kaneb acquisition	(522,456)	—	850	20,633	—	(500,973)
Proceeds from sale of assets	—	—	85,466	395,479	—	480,945
Other	—	(3,377)	—	(1,472)	3,963	(886)

Cash flows provided by (used in) investing activities	(522,456)	(50,945)	82,824	397,614	3,963	(89,000)

Cash flows from financing activities:
Distributions	(127,789)	(127,789)	—	—	127,789	(127,789)
Long-term borrowings	—	746,472	—	—	—	746,472
Long-term debt repayments	—	(548,010)	(123,668)	(63,386)	—	(735,064)
General partner contributions	29,197	—	—	—	—	29,197
Net intercompany borrowings (repayments)	491,737	(163,529)	23,317	(351,525)	—	—
Other	—	8,346	—	5,623	(3,963)	10,006

Cash flows provided by (used in) financing activities	393,145	(84,510)	(100,351)	(409,288)	123,826	(77,178)

Effect of foreign exchange rate changes on cash	—	—	—	(345)	—	(345)
Net increase in cash and cash equivalents	—	(14,451)	114	34,244	—	19,907
Cash and cash equivalents at the beginning of the period	10	16,041	—	96	—	16,147

Cash and cash equivalents at the end of the period	$10	$1,590	$114	$34,340	$—	$36,054

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter (b)	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2006:
Revenues	$274,004	$279,968	$291,023	$290,679	$1,135,674
Operating income	55,967	47,316	54,380	53,649	211,312
Net income	39,451	31,553	41,169	37,357	149,530
Net income per unit applicable to limited partners	0.75	0.59	0.79	0.70	2.83
Cash distributions per unit applicable to limited partners	0.885	0.885	0.915	0.915	3.600

2005 (a):
Revenues	$56,635	$58,306	$258,385	$286,231	$659,557
Operating income	24,715	24,309	56,007	47,921	152,952
Net income	19,264	18,852	45,167	27,790	111,073
Net income per unit applicable to limited partners	0.77	0.74	0.88	0.52	2.86
Cash distributions per unit applicable to limited partners	0.800	0.855	0.855	0.855	3.365

(a)	The significant increase in revenues, operating income and net income beginning in the third quarter of 2005 is due primarily to the Kaneb Acquisition as discussed in Note 3. Acquisitions.
(b)	On December 13, 2005, we entered into a definitive agreement to sell the Australia and New Zealand Subsidiaries. As such, revenues and operating income differ from the reported amounts disclosed in the Form 10-Q for the period ended September 30, 2005 as the results of operations for the Australia and New Zealand Subsidiaries have been reclassified as income from discontinued operations. Revenue and operating income reported in the Form 10-Q were $263.5 million and $56.7 million, respectively, for the three months ended September 30, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)	This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(b)	There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF VALERO GP HOLDINGS, LLC

Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2007 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2007 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2007 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2007 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2007 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2006 and 2005” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of Valero GP Holdings, LLC and its subsidiaries and of Valero L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

VALERO GP HOLDINGS, LLC:
Report of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

VALERO L.P:
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

The following consolidated financial statements of Valero L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
Management’s Report on Internal Control over Financial Reporting
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Partners’ Equity – Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Filed as part of this Form 10-K are the following:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.01	Certificate of Formation of UDS Logistics, LLC	Valero GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC	Valero GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 3.01

3.03	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC	Valero GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.03

4.01	Amended and Restated Certificate of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.03	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.04	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.05	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.4

4.06	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.5

4.07	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.08	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.09	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Valero L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.10	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Valero L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.8

4.11	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.12	Certificate of Formation of Valero GP, LLC	Valero L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.13	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.14	First Amended and Restated LLC Agreement of Valero GP, LLC	Valero L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.15	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.16	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.17	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.18	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	Valero L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

4.19	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; Valero L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

4.20	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.21	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.22	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.23	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.24	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.25	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; Valero L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.26	Specimen certificate representing units of Valero GP Holdings, LLC	Valero GP Holdings, LLC’s amendment to the registration statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.27	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC	Valero GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 4.01

10.01	3-Year Revolving Credit Agreement among Valero GP Holdings, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Suntrust Bank, as Syndication Agent, dated as of July 19, 2006	Valero GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.04

10.02	First Amendment to 3-Year Revolving Credit Agreement among Valero GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto, dated as of November 30, 2006	Valero GP Holdings, LLC’s Current Report on Form 8-K filed December 5, 2006 (File No. 001-32940), Exhibit 10.01

10.03	5-Year Revolving Credit Agreement among Valero Logistics Operations, L.P., Valero L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC, Mizuho Corporate Bank Ltd., and Royal Bank of Canada, as Co-Documentation Agents, dated as of December 20, 2004	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2004 (File No. 001-16417), Exhibit 10.02

10.04	First Amendment dated as of June 30, 2005 to 5-Year Revolving Credit Agreement, dated as of December 20, 2004, among Valero Logistics Operations, L.P.; Valero L.P.; JPMorgan Chase Bank; and the Lenders party thereto	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.05	Second Amendment to 5-Year Revolving Credit Agreement among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A. and the Lenders party thereto, dated as of May 15, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.05

10.06	Third Amendment to 5-Year Revolving Credit Agreement among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A. and the Lenders party thereto, dated as of May 31, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.06

10.07	Fourth Amendment to 5-Year Revolving Credit Agreement among Valero Logistics Operations, L.P., as Borrower, Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto, dated as of November 30, 2006	Valero GP Holdings, LLC’s Current Report on Form 8-K filed December 5, 2006 (File No. 001-32940), Exhibit 10.02

10.08	5-Year Term Credit Agreement among Valero Logistics Operations, L.P.; Valero L.P.; JPMorgan Chase Bank; and the Lenders party thereto, dated as of July 1, 2005	Valero L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 10.02

10.09	First Amendment to 5-Year Term Credit Agreement among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A. and the Lenders party thereto, dated as of May 15, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.07

10.10	Second Amendment to 5-Year Term Credit Agreement among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A. and the Lenders party thereto, dated as of May 31, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.08

10.11	Third Amendment to 5-Year Term Credit Agreement among Valero Logistics Operations, L.P., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto, dated as of November 30, 2006	Valero GP Holdings, LLC’s Current Report on Form 8-K filed December 5, 2006 (File No. 001-32940), Exhibit 10.03

+10.12	Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2004 (File No. 001-16417), Exhibit 10.03

+10.13	Valero GP, LLC Amended and Restated 2002 Unit Option Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2004 (File No. 001-16417), Exhibit 10.04

+10.14	Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Current Report on Form 8-K filed September 22, 2006 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.15	Form of Restricted Unit Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-16417), Exhibit 10.4

+10.16	Form of Unit Option Award Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-16417), Exhibit 10.6

+10.17	Valero GP, LLC Short-Term Incentive Plan	Valero L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.18	Valero GP, LLC Intermediate-Term Incentive Plan	Valero L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

+10.19	Performance Award Agreement between Curtis v. Anastasio and Valero Energy Corporation, dated January 22, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 10.8

+10.20	Valero GP Holdings, LLC Long-Term Incentive Plan	Valero GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.01

+10.21	Form of Non-employee Director Restricted Unit Agreement under Valero GP Holdings, LLC Long-Term Incentive Plan	Valero GP Holdings, LLC’s Current Report on Form 8-K filed August 25, 2006 (File No. 001-32940), Exhibit 10.02

+10.22	Valero GP, LLC Excess Pension Plan, effective July 1, 2006.	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.10

+10.23	Valero GP, LLC Excess Thrift Plan, effective July 1, 2006.	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.11

+10.24	Valero GP, LLC Supplemental Executive Retirement Plan, effective July 1, 2006.	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.12

+10.25	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated Long-Term Incentive Plan.	Valero L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.26	Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated Long-Term Incentive Plan.	Valero L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

+10.27	Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and Curtis V. Anastasio, dated November 6, 2006.	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.28	Form of Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and each of the executive officers of Valero GP, LLC, all dated November 6, 2006.	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, (File No. 001-16417), Exhibit 10.06

10.29	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 10.6

10.30	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006.	Valero GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.31	Third Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero Corporate Services Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P., and Valero GP, LLC, effective as of January 1, 2006	Valero GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.15

10.32	Fourth Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero Corporate Services Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC , effective as of December 22, 2006	Valero GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.01

10.33	Operating Agreement by and between Shamrock Logistics Operations, L.P. and Valero Pipeline Company, dated January 1, 2002	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 10.13

10.34	Contribution Agreement by and among Valero Refining Company—California, Riverwalk Holdings, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P., dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.13

10.35	Contribution Agreement by and among Valero Refining Company—Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.14

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.36	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P., dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.15

10.37	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.1

10.38	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.3

10.39	Services and Secondment Agreement between Valero Refining-Texas, L.P. and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.3

10.40	Services and Secondment Agreement between Valero Refining Company-California and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.2

10.41	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and Valero L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.4

10.42	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.5

10.43	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.6

10.44	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.7

10.45	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.8

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.46	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.9

10.47	Terminal Storage and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P., effective as of January 15, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.2

10.48	Terminal Agreement (Corpus Christi Crude Terminal) between Valero Marketing Supply Company and Valero Logistics Operation, L.P., effective as of January 1, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.4

10.49	Terminal Services Agreement (the St. James Terminal Agreement) between Valero Logistics Operations, L.P. and Valero Marketing and Supply Company, executed September 20, 2006.	Valero L.P.’s Current Report on Form 8-K filed October 3, 2006 (File No. 001-16417), Exhibit 10.01

10.50	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and Valero GP Holdings, LLC, dated effective as of June 1, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.51	Lease MOU Termination Agreement by and between Valero Corporate Services Company and Valero Logistics Operations, L.P., dated December 22, 2006	Valero GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.02

10.52	Administration Agreement between Valero GP Holdings, LLC and Valero GP, LLC	Valero GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.02

10.53	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	Valero GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.03

10.54	Employee Benefit Transition Agreement between Valero Energy Corporation, Valero GP Holdings, LLC and Valero GP, LLC, effective as of July 1, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32940), Exhibit 10.02

10.55	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, Valero GP Holdings, LLC and Valero GP, LLC, effective December 22, 2006	Valero GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.56	Unit Purchase Agreement by and between Diamond Shamrock Refining and Marketing Company and William E. Greehey, dated effective as of December 5, 2006	Valero GP Holdings, LLC’s Registration Statement on Form S-1 filed December 5, 2006 (File No. 333-138810), Exhibit 10.52

10.57	Valero L.P. Bonus Plan	*

10.58	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	*

14.01	Code of Ethics for Senior Financial Officers	*

21.01	List of Subsidiaries of Valero GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 28, 2007	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
*	Filed herewith.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, Valero GP Holdings, LLC, P.O. Box 696000, San Antonio, Texas 78269-0600.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the chief executive officer (CEO) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. Since Valero GP Holdings, LLC became public in July 2006, the CEO of Valero GP Holdings, LLC was not required to submit the required certification without qualification to the NYSE in 2006. In addition, since this annual report on Form 10-K is Valero GP Holdings, LLC’s first annual report since going public in July 2006, no CEO certification or chief financial officer’s certification were required by Section 302 of the Sarbanes-Oxley Act of 2002 (the SOX 302 Certifications) for 2005. The SOX 302 Certifications with respect to Valero GP Holdings, LLC’s disclosures in its Form 10-K for the year ended December 31, 2006 are being filed as Exhibit 31.01 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO GP Holdings, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
February 28, 2007

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
February 28, 2007

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
February 28, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Curtis V. Anastasio, Steven A. Blank and Bradley C. Barron, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 28, 2007
(William E. Greehey)

/s/ Curtis V. Anastasio	President, Chief Executive	February 28, 2007
(Curtis V. Anastasio)	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Senior Vice President,	February 28, 2007
(Steven A. Blank)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Vice President and Controller	February 28, 2007
(Thomas R. Shoaf)	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 28, 2007
(William B. Burnett)

/s/ James F. Clingman	Director	February 28, 2007
(James F. Clingman)

/s/ Stan L. McLelland	Director	February 28, 2007
(Stan L. McLelland)