Form 10-Q
period 2007-03-31
NuStar GP Holdings, LLC
filed 2007-05-09
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-32940

NUSTAR GP HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 W.

San Antonio, Texas 78248

(Address of principal executive offices) (Zip Code)

Telephone number: (210) 918-2000

(Registrant’s telephone number, including area code)

Valero GP Holdings, LLC

One Valero Way

San Antonio, Texas 78249

(Former name, former address and former fiscal year, if changed since last report)

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

The number of units outstanding as of May 1, 2007 was 42,500,000.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$1,258	$1,107
Accounts receivable	361	624
Receivable from NuStar Energy L.P.	6,074	2,315
Prepaid expenses.	170	210
Current deferred income tax assets	1,611	776

Total current assets	9,474	5,032

Investment in NuStar Energy L.P.	554,246	557,775
Long-term receivable from NuStar Energy L.P.	5,743	5,749
Deferred income tax asset	2,828	1,929
Deferred charges and other assets, net	8	8

Total assets	$572,299	$570,493

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$403	$—
Income taxes payable	1,534	811
Taxes other than income taxes	549	—
Accrued compensation expense	5,446	3,001
Accrued liabilities	652	704

Total current liabilities	8,584	4,516

Employee benefit plan liabilities	12,654	10,334
Commitments and contingencies (Note 8)

Members’ equity	550,061	554,884
Accumulated other comprehensive income	1,000	759

Total members’ equity	551,061	555,643

Total liabilities and members’ equity	$572,299	$570,493

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2007	2006
Equity in earnings of NuStar Energy L.P.	$9,557	$11,175

General and administrative expenses	(796)	(8)
Other (expense) income, net	(26)	1
Interest income – affiliated	—	33
Interest expense – affiliated	—	(4,743)
Interest expense, net	(4)	—

Income before income tax benefit (expense)	8,731	6,458
Income tax benefit (expense)	40	(83)

Net income	$8,771	$6,375

Basic net income per unit	$0.21	$0.15

Weighted average number of basic units outstanding	42,500,000	42,500,000

Diluted net income per unit	$0.21	$0.15

Weighted average number of diluted units outstanding	42,501,143	42,500,000

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$8,771	$6,375
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(9,557)	(11,175)
Distributions of equity in earnings of NuStar Energy L.P.	9,557	11,175
(Benefit) provision for deferred income taxes	(1,734)	23
Increase in employee benefit plan liabilities	2,320	—
Changes in current assets and liabilities	612	98
Other, net	43	(64)

Net cash provided by operating activities	10,012	6,432

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings of NuStar Energy L.P.	4,654	1,486
Investment in NuStar Energy L.P.	(1,667)	(1,635)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	752	1,435

Net cash provided by investing activities	3,739	1,286

Cash Flows from Financing Activities:
Decrease in notes payable to affiliates	—	(607)
Distributions to Unitholders	(13,600)	(7,112)

Net cash used in financing activities	(13,600)	(7,719)

Net increase (decrease) in cash	151	(1)
Cash at the beginning of the period	1,107	121

Cash at the end of the period	$1,258	$120

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar GP Holdings, LLC, formerly Valero GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) (NYSE: VLO), acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006 and to NuStar GP Holdings, LLC effective April 1, 2007. On December 22, 2006, NuStar GP Holdings completed its secondary public offering of its remaining limited liability company interests. As a result of this offering, Valero Energy no longer owns any interest in us.

As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings, LLC or a wholly owned subsidiary.

Our unitholders have no liability under our LLC Agreement, or for any of our debts, obligations or liabilities, in their capacity as a unitholder.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. On March 31, 2007, we owned approximately 23.4% of NuStar Energy L.P., consisting of the following:

•	the 2% general partner interest in NuStar Energy L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy L.P., which entitles us to receive increasing percentages of the cash distributed by NuStar Energy L.P., currently at the maximum percentage of 23%; and

•	10,228,302 common units of NuStar Energy L.P. representing a 21.4% limited partner interest in NuStar Energy L.P.

NuStar Energy L.P. (NYSE: NS), formerly Valero L.P., is a publicly traded Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business. NuStar Energy L.P. has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

Basis of Presentation

These unaudited consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. On June 1, 2006, Valero Energy contributed its ownership interest in NuStar GP, LLC, formerly Valero GP, LLC, to NuStar GP Holdings in exchange for an additional ownership interest in NuStar GP Holdings. The contribution was accounted for as a transaction between entities under common control. Therefore, the consolidated financial statements include the financial position and results of operations of NuStar GP, LLC for all periods presented. Such amounts are included at their historical balances.

We account for our ownership interest in NuStar Energy L.P. using the equity method. Therefore, our financial results reflect a portion of NuStar Energy L.P.’s net income based on our ownership interest in NuStar Energy L.P. We have no separate operating activities apart from those conducted by NuStar Energy L.P. and therefore generate no revenues from operations.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2. ACCOUNTING PRONOUNCEMENTS

FASB Statement 159

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. The adoption of Statement No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of Statement No. 159.

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of March 31, 2007.

NuStar GP Holdings or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are three to four years.

3. INVESTMENT IN NUSTAR ENERGY L.P.

As of March 31, 2007 and December 31, 2006, we owned 23.4% of NuStar Energy L.P., which was composed of a 2% general partner interest, incentive distribution rights and a 21.4% limited partner interest in NuStar Energy L.P.

Summary Financial Information

Condensed financial information reported by NuStar Energy L.P. is summarized below:

	March 31, 2007	December 31, 2006
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$205,432	$212,998
Property and equipment, net	2,351,067	2,345,135
Goodwill	788,339	774,441
Other long-term assets, net	162,296	161,634

Total assets	$3,507,134	$3,494,208

Current liabilities	$154,774	$156,735
Long-term debt, less current portion	1,386,439	1,353,720
Long-term payable to NuStar GP Holdings, LLC	5,743	5,749
Deferred income taxes	33,880	32,926
Other long-term liabilities	66,179	69,397

Total liabilities	1,647,015	1,618,527

Partners’ equity	1,860,119	1,875,681

Total liabilities and partners’ equity	$3,507,134	$3,494,208

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary Financial Information (Continued)

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$296,824	$274,004
Operating income	45,435	55,967
Net income	31,123	39,451

Other

As of March 31, 2007 and December 31, 2006, our investment in NuStar Energy L.P. reconciles to NuStar Energy L.P.’s total partners’ equity as follows:

	March 31, 2007	December 31, 2006
	(Thousands of Dollars)
NuStar Energy L.P. total partners’ equity	$1,860,119	$1,875,681
NuStar GP Holdings’ ownership interest in NuStar Energy L.P.	23.4%	23.4%

NuStar GP Holdings’ share of NuStar Energy L.P ‘s partners’ equity	435,268	438,909
Step-up in basis related to NuStar Energy L.P.’s assets and liabilities, including equity method goodwill, and other	118,978	118,866

Investment in NuStar Energy L.P.	$554,246	$557,775

The step-up in basis related to NuStar Energy L.P.’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from the UDS Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in NuStar Energy L.P.’s identifiable assets and liabilities as of the date of acquisition. This amount also includes the portion of goodwill resulting from the UDS Acquisition that was attributed to NuStar GP Holdings’ investment in NuStar Energy L.P. Since 26.4% of the equity interest in NuStar Energy L.P. was owned by public unitholders as of the date of the UDS Acquisition, a significant portion of the total ownership interest in NuStar Energy L.P. was deemed to be held by the public under generally accepted accounting principles, thereby precluding the inclusion of these fair value adjustments in the reported financial statements of NuStar Energy L.P. In addition, this amount also contains changes due to the purchase and sale of NuStar Energy L.P.’s common units by NuStar GP, LLC to satisfy unit option exercises and restricted unit vestings, which causes insignificant changes in the ownership percentage.

4. RELATED PARTY TRANSACTIONS

Relationships and Agreements

We manage NuStar Energy L.P. through our ownership of NuStar GP, LLC, and Riverwalk Holdings LLC, which own the general partner of NuStar Energy L.P. Our officers are also officers of NuStar GP, LLC. The Chairman of our Board of Directors, William E. Greehey, is also the Chairman of the Board of Directors of NuStar GP, LLC. The Board of Directors of NuStar GP, LLC is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy L.P., and we, as the sole owner of NuStar GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of NuStar GP, LLC.

As of March 31, 2007 and December 31, 2006, we had a receivable from NuStar Energy L.P. of $6.1 million and $2.3 million, respectively, with both amounts mainly representing payroll and related benefit plan costs for employees. We also had a long-term receivable as of March 31, 2007 and December 31, 2006 of $5.7 million from NuStar Energy L.P. related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related benefit plans and for stock-based compensation charged by us to NuStar Energy L.P. were $12.5 and $7.4 for the three months ended March 31, 2007 and 2006, respectively.

Service Agreement

Due to the recently completed sale by Valero Energy of it’s remaining interests in us, subsidiaries of Valero Energy, NuStar Energy L.P., NuStar Logistics, L.P., a wholly owned subsidiary of NuStar Energy L.P. (NuStar Logistics), Riverwalk Logistics, L.P., and NuStar GP, LLC entered into an amended and restated services agreement (the 2007 Services Agreement) on December 22, 2006. The 2007 Services Agreement requires NuStar Logistics to pay to Valero Energy approximately $97,000 per month for administrative services, primarily related to information system services and human resource services, and approximately $93,000 per month for telecommunications services, beginning January 1, 2007.

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services according to the terms of the 2007 Services Agreement. Generally, these services will discontinue over a period of time sufficient to allow NuStar Energy L.P. to assume those functions. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they are required to pay NuStar Logistics a termination fee of $13.0 million, which is expected to be paid in the second quarter of 2007.

Prior to our initial public offering, Valero Energy did not allocate any corporate costs to us as management had determined that no such corporate costs were incurred specifically on our behalf.

Administration Agreement

On July 19, 2006, NuStar GP Holdings entered into an administration agreement with NuStar GP, LLC (the Administration Agreement). The Administration Agreement provides, among other things, that NuStar GP, LLC will provide all executive management and other administrative services to NuStar GP Holdings. NuStar GP Holdings does not have any employees.

NuStar GP Holdings will pay annual charges under the Administration Agreement of $0.5 million to NuStar GP, LLC. This amount will be increased annually to reflect NuStar GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to NuStar GP Holdings or NuStar GP, LLC’s actual payroll cost, are subject to the approval of NuStar GP, LLC’s conflicts committee. NuStar GP Holdings will also reimburse NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurs while providing services to NuStar GP Holdings pursuant to the Administration Agreement.

The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. NuStar GP Holdings may cancel or reduce the services provided under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either NuStar GP Holdings or NuStar GP, LLC. NuStar GP, LLC’s conflicts committee has approved the terms of the Administration Agreement.

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with NuStar Energy L.P., Riverwalk Logistics, L.P. and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective when Valero Energy completed its sale of its remaining interest in NuStar GP Holdings on December 22, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. NuStar Energy L.P. will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor NuStar Energy L.P. are prohibited from engaging in any business, even if we and NuStar Energy L.P. would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as NuStar GP Holdings or any of its affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

5. DISTRIBUTIONS FROM NUSTAR ENERGY L.P.

NuStar Energy L.P.’s partnership agreement, as amended, determines the amount and priority of cash distributions that

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NuStar Energy L.P.’s common unitholders and general partner may receive. The general partner is entitled to incentive distributions if the amount NuStar Energy L.P. distributes with respect to any quarter exceeds $0.60 per unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per unit. The general partner also receives a 2% distribution with respect to its general partner interest.

The following table reflects the allocation of NuStar Energy L.P.’s cash distributions earned for the period indicated among its general and limited partners:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars Except Per Unit Data)
General partner interest (2%)	$954	$916
General partner incentive distribution	3,910	3,480

Total general partner distribution	4,864	4,396
Limited partner distribution	9,359	9,050

Total distributions to NuStar GP Holdings	14,223	13,446
Public unitholders’ distributions	33,472	32,377

Total cash distributions	$47,695	$45,823

Cash distributions per unit applicable to limited partners	$0.915	$0.885

On January 25, 2007, NuStar Energy L.P. declared cash distributions related to the fourth quarter of 2006 of $0.915 per unit, which was paid on February 14, 2007 to unitholders of record on February 7, 2007, totaling $47.7 million. On April 24, 2007, NuStar Energy L.P. declared cash distributions related to the first quarter of 2007 of $0.915 per unit to be paid on May 14, 2007 to unitholders of record on May 7, 2007.

6. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities are as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$263	$(5)
Receivable from NuStar Energy L.P.	(3,759)	1,078
Prepaid expenses	40	—
Increase (decrease) in current liabilities:
Accounts payable	403	(991)
Income taxes payable.	723	16
Taxes other than income taxes	549	—
Accrued compensation expense	2,445	—
Accrued liabilities	(52)	—

Changes in current assets and liabilities	$612	$98

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Cash paid for interest	$6	$4,743

Cash paid for income taxes	$672	$60

7. CREDIT FACILITY

We are a party to a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility). Of the Credit Facility’s $20 million commitment, up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. As of March 31, 2007, we had no borrowings outstanding under the Credit Facility.

Under the terms of the Credit Facility, NuStar Energy L.P. must maintain a total debt-to-EBITDA ratio of less than 4.75 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the requirements of the Credit Facility as of March 31, 2007.

8. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We are not currently a party to any material legal proceedings. However, NuStar Energy L.P. is subject to certain loss contingencies, the outcome of which could have an effect on NuStar Energy L.P.’s results of operations and ability to pay distributions, which would impact our results of operations and ability to pay distributions. NuStar Energy L.P.’s most significant contingent liabilities resulting from various litigation, claims and commitments are discussed below.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (KPP) and Kaneb Services, LLC (KSL and, collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the trial court’s final judgment to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, NuStar Energy L.P. intends to resume vigorous prosecution of the appeal.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against NuStar Energy L.P. related to this matter, and they have not made any payments toward costs incurred by the Department of Justice.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Port of Vancouver Matter. NuStar Energy L.P. owns a chemical and refined products terminal on property owned by the Port of Vancouver, which they lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the previous owner and operator of the terminal originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on the site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. NuStar Energy L.P. disputes this assertion. No lawsuits have been filed against NuStar Energy L.P. in this matter, and they have not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of NuStar Energy L.P.’s terminals. Since then, the U.S. District Court has also served NuStar Energy L.P. with four subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by NuStar Energy L.P., certain of its subsidiaries and/or its employees concerning compliance with certain environmental and safety laws and regulations.

NuStar Energy L.P. is cooperating fully with the EPA in producing documents in response to the subpoenas. They have no information as to when the EPA will conclude their investigation, and they are also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties.

There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that NuStar Energy L.P. violated applicable laws. If they are found to have violated such laws, they could be subject to fines, civil penalties and criminal penalties. A final determination that NuStar Energy L.P. violated applicable laws could, among other things, result in their debarment from future federal government contracts.

Because of the preliminary nature of the investigation, NuStar Energy L.P. is not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to their results of operations in the period they would be required to record a liability, and could be material to their cash flows in the periods they would be required to pay such liability.

Other

NuStar Energy L.P. is also a party to additional claims and legal proceedings arising in the ordinary course of business. NuStar Energy L.P. believes the possibility is remote that the final outcome of any of these claims or proceedings to which they are a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy L.P.’s results of operations, financial position or liquidity.

9. MEMBERS’ EQUITY AND NET INCOME PER UNIT

On June 28, 2006, our existing membership interests were represented by 10,000,000 units. In connection with our IPO on July 19, 2006, a 4.25-for-1 unit split was effected, resulting in total outstanding units of 42,500,000. Prior to June 28, 2006, we had no outstanding units. Our net income per unit amounts assume that 42,500,000 units were outstanding for all periods presented.

We calculate basic net income per unit by dividing net income by the weighted average number of units outstanding for the period. Diluted net income per unit is calculated by dividing net income by the weighted average number of units outstanding and the effect of non-vested restricted units granted under the NuStar GP Holdings, LLC 2006 Long-Term Incentive Plan calculated using the treasury stock method.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net income per unit amounts were computed as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Basic Net Income per Unit:
Net income	$8,771	$6,375

Weighted average number of basic units outstanding	42,500,000	42,500,000

Basic net income per unit	$0.21	$0.15

Diluted Net Income per Unit:
Net income	$8,771	$6,375

Weighted average number of basic units outstanding	42,500,000	42,500,000
Effect of dilutive securities – restricted unit grants	1,143	—

Weighted average number of diluted units outstanding	42,501,143	42,500,000

Diluted net income per unit	$0.21	$0.15

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2006	$555,643
Net income	8,771
Distributions to unitholders	(13,600)
Share of NuStar Energy L.P.’s other comprehensive income	236
Other	11

Balance as of March 31, 2007	$551,061

Comprehensive Income

For the three months ended March 31, 2007, the difference between our net income and our comprehensive income resulted from our proportionate share of NuStar Energy L.P.’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Net income	$8,771	$6,375
Share of NuStar Energy L.P.’s other comprehensive income	236	—
Other	5	—

Comprehensive income	$9,012	$6,375

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash Distributions

On January 25, 2007, we declared a quarterly cash distribution of $0.32 per unit, which was paid on February 16, 2007 to unitholders of record on February 7, 2007 totaling $13.6 million. On April 24, 2007, we declared a quarterly cash distribution of $0.32 per unit to be paid on May 16, 2007 to unitholders of record on May 7, 2007.

10. EMPLOYEE BENEFIT PLANS AND UNIT BASED COMPENSATION

As of March 31, 2007 we have the following benefit plans:

•

The NuStar GP, LLC Thrift Plan (the Thrift Plan), which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees in the United States who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation. The maximum match by NuStar GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation.

•

The NuStar GP, LLC Pension Plan, which is a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of NuStar GP, LLC’s employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

•

The NuStar GP, LLC excess thrift plan (the Excess Thrift Plan) provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan.

•

The NuStar GP, LLC excess pension plan (the Excess Pension Plan) provides benefits to those employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the Excess Pension Plan are limited to a select group of management or other highly compensated employees.

•

The NuStar GP, LLC supplemental executive retirement plan (the SERP) provides those highly compensated, management personnel of NuStar GP, LLC who were accruing benefits under the Valero Energy supplemental executive retirement plan (Prior SERP) up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). The SERP provides a single, nonqualified defined benefit to those NuStar GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

•	The NuStar GP, LLC Retiree Benefits Plan is a post-retirement medical benefits plan effective July 1, 2006 from which benefits became payable to eligible employees beginning January 1, 2007.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic benefit cost related to our defined benefit plans, which are reimbursed to us by NuStar Energy L.P., were as follows for the three months ended March 31, 2007:

	Pension Plans (a)	Other Postretirement Benefit Plans
	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$1,932	$141
Interest cost	71	103
Expected return on assets	(78)	—
Amortization of net loss	3	—

Net periodic benefit cost	$1,928	$244

(a)	Includes amounts related to the Pension Plan, the Excess Pension Plan and the SERP.

For the three months ended March 31, 2006, the plans described above were not in effect and the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy.

There have been no contributions to our defined pension plans or other postretirement benefit plans for the three months ended March 31, 2007.

On July 19, 2006, our board of directors adopted the NuStar GP Holdings, LLC Long-Term Incentive Plan (the 2006 LTIP) for our employees, consultants and directors and employees and consultants of our affiliates who perform services for us or our affiliates. The 2006 LTIP allows for the awarding of (i) unit options; (ii) performance units; (iii) restricted units; (iv) phantom units; (v) unit grants; and (vi) unit appreciation rights. The 2006 LTIP permits the granting of awards totaling an aggregate of 2,000,000 units. The 2006 LTIP will be administered by the compensation committee of our board of directors.

In addition, NuStar GP, LLC had previously adopted the following long-term incentive plans:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy L.P. common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy L.P. common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs).

•	The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy L.P. unit options to officers and directors of NuStar GP, LLC or its affiliates.

All costs incurred by us related to employee benefit plans are reimbursed by NuStar Energy L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of NuStar GP, LLC are reimbursed by NuStar Energy L.P. Compensation expense pertaining to corporate officers of Valero Energy was previously reimbursed by Valero Energy affiliates. Our liability for employee benefits is included in “Employee benefit plan liabilities” and our liabilities related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2006, Part I, Item 1A, “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar GP Holdings, LLC, formerly Valero GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) (NYSE: VLO), acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006 and to NuStar GP Holdings, LLC effective April 1, 2007. On December 22, 2006, NuStar GP Holdings completed its secondary public offering of its remaining limited liability company interests. As a result of this offering, Valero Energy no longer owns any interest in us.

Our only cash generating assets are our indirect ownership interests in NuStar Energy L.P. Our aggregate ownership interests in NuStar Energy L.P. consist of the following:

•	the 2% general partner interest in NuStar Energy L.P., which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy L.P., which entitle us to receive increasing percentages of the cash distributed by NuStar Energy L.P., currently at the maximum percentage of 23%; and

•	10,228,302 common units of NuStar Energy L.P. representing a 21.4% limited partner interest in NuStar Energy L.P.

We account for our ownership interest in NuStar Energy L.P. using the equity method. Therefore, our financial results reflect a portion of NuStar Energy L.P.’s net income based on our ownership interest in NuStar Energy L.P. We have no separate operating activities apart from those conducted by NuStar Energy L.P. and therefore generate no revenues from operations.

NuStar Energy L.P. conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. and Kaneb Pipe Line Operating Partnership, L.P. Through its subsidiaries, NuStar Energy L.P. is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

NuStar Energy L.P. is required by its partnership agreement to distribute all of its available cash at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of NuStar Energy L.P.’s business or to provide funds for future distributions. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

Results of Operations

As discussed above, we account for our investment in NuStar Energy L.P. using the equity method. As a result, our equity in earnings of NuStar Energy L.P., our only source of income, directly fluctuates with the amount of NuStar Energy L.P.’s distributions, which determines the amount of our incentive distribution earnings, and the results of operations of NuStar Energy L.P, which determines the amounts of earnings attributable to our general partner and limited partner interests.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
	2007	2006	Change
Equity in earnings of NuStar Energy L.P.	$9,557	$11,175	$(1,618)

General and administrative expenses	(796)	(8)	(788)
Other (expense) income, net	(26)	1	(27)
Interest income – affiliated	—	33	(33)
Interest expense – affiliated	—	(4,743)	4,743
Interest expense, net	(4)	—	(4)

Income before income tax benefit (expense)	8,731	6,458	2,273
Income tax benefit (expense)	40	(83)	123

Net income	$8,771	$6,375	$2,396

Basic net income per unit	$0.21	$0.15	$0.06

Weighted average number of basic units outstanding	42,500,000	42,500,000	—

Diluted net income per unit	$0.21	$0.15	$0.06

Weighted average number of diluted units outstanding	42,501,143	42,500,000	1,143

The followings table summarizes NuStar Energy L.P.’s results of operations and our equity in earnings of NuStar Energy L.P. for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Change
	(Thousands of Dollars)
NuStar Energy L.P. Statement of Income Data:
Revenues	$296,824	$274,004	$22,820
Operating income	45,435	55,967	(10,532)
Net income	31,123	39,451	(8,328)
Net income per unit applicable to limited partners	$0.57	$0.75	$(0.18)
Cash distributions per unit applicable to limited partners	$0.915	$0.885	$0.03

NuStar GP Holdings’ Equity in Earnings of NuStar Energy L.P.:
General partner interest	$544	$719	$(175)

General partner incentive distribution	3,910	3,480	430

General partner’s interest in net income and incentive distributions of NuStar Energy L.P.	4,454	4,199	255

NuStar GP Holdings’ limited partner interest in net income of NuStar Energy L.P.	5,824	7,697	(1,873)

Amortization of step-up in basis related to NuStar Energy L.P.’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy L.P.	$9,557	$11,175	$(1,618)

Three Months Ended March 31, 2007 and 2006

NuStar Energy L.P.’s net income for the three months ended March 31, 2007 decreased $8.3 million compared to the three months ended March 31, 2006, due to lower segmental operating income mainly caused by Valero Energy’s McKee refinery fire in February 2007, which affected throughputs on NuStar Energy L.P.’s refined product pipelines, the refined product terminals, and the crude oil pipelines segments. In addition, NuStar Energy L.P.’s net income decreased due to increased general and administrative expense, interest expense and income tax expense, which was partially offset by an increase in other income.

Our equity in earnings of NuStar Energy L.P. related to our general partner interest and our limited partner interest decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to lower earnings at NuStar Energy L.P. for the three months ended March 31, 2007.

NuStar Energy L.P.’s per unit distributions for the three months ended March 31, 2007 increased to $0.915 from $0.885 compared to the same period of 2006, which resulted in NuStar Energy L.P. increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy L.P.’s cash distributions, our equity in earnings related to our incentive distribution rights increased.

General and administrative expenses increased for the three months ended March 31, 2007 compared to the same period in 2006 due to the costs we incurred as a separate publicly traded company. For the period prior to our initial public offering on July 19, 2006, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to Valero Energy’s capital contribution to us of the outstanding balance of the notes payable to Valero Energy affiliates effective July 19, 2006.

Outlook

NuStar Energy L.P. expects operations to continue to be impacted by the effect of the fire at Valero Energy’s McKee refinery until Valero Energy has the refinery running at full operations. NuStar Energy L.P. believes they have adequate insurance to cover the amount of losses resulting from the McKee refinery outage. However, the timing and amounts of insurance payments are uncertain. As a result, NuStar Energy L.P.’s earnings and cash flows may continue to be negatively impacted until they finalize the insurance claim.

NuStar Energy L.P. expects results for the second half of 2007 to benefit from several of their terminal expansion projects coming on-line, increases in their pipeline tariffs effective July 1 and fewer turnarounds at the refineries they serve.

Additionally, NuStar Energy L.P. has created a new product marketing and trading business to capitalize on opportunities to optimize the use and profitability of their assets, to manage risk as they diversify their business and to enhance their competitive position when pursuing acquisitions. NuStar Energy L.P. expects this new business to positively impact their earnings for the remainder of 2007; however, they may experience additional volatility in their earnings and cash flows. Further, NuStar Energy L.P. will be exposed to commodity price risk related to the inventory they own to support the product marketing and trading business.

We expect our general and administrative expenses to be higher in 2007 compared to historical amounts as we incur a full year of administrative expenses as a separate publicly traded company.

Our interest expense in future periods will depend upon the amount of outstanding borrowings and the interest rate related to our three-year revolving credit facility with a borrowing capacity of up to $20 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy L.P. on our partnership interests, including our incentive distribution rights. Due to our ownership of NuStar Energy L.P.’s incentive distribution rights, our portion of NuStar Energy L.P.’s total distributions may exceed our percentage ownership interest of 23.4%. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy L.P. in the event NuStar Energy L.P. were to issue additional units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded on the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy L.P. and borrowings on our three-year revolving credit facility, if necessary.

Cash Flows for the Three Months Ended March 31, 2007 and 2006

Net cash provided by operating activities for the three months ended March 31, 2007 was $10.0 million compared to $6.4 million for the three months ended March 31, 2006 primarily due to higher net income and an increase in employee benefit plan liabilities. Net cash provided by investing activities for the three months ended March 31, 2007 was $3.7 million compared to $1.3 million for the three months ended March 31, 2006. The increase was primarily due to higher distributions from NuStar Energy L.P. Net cash used in financing activities for the three months ended March 31, 2007 was $13.6 million compared to $7.7 million for the three months ended March 31, 2006 primarily due to higher distributions paid to unitholders.

Cash Distributions

The table set forth below shows NuStar Energy L.P.’s cash distributions with respect to our ownership interests in NuStar Energy L.P. including our incentive distribution rights applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.915	$0.885
Total cash distributions by NuStar Energy L.P. to all partners (a)	$47,695	$45,823
Cash distributions to us:
Distributions on our general partner interest (2%)	$954	$916
Distributions on our incentive distribution rights	3,910	3,480
Distributions on our limited partnership interests	9,359	9,050

Total cash distributions to us	$14,223	$13,446

Distributions to us as a percentage of total cash distributions	29.8%	29.3%

(a)	Distributions declared for a quarter are paid by NuStar Energy L.P. within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. For example, we expect to fund capital contributions in NuStar Energy L.P. to maintain our 2% general partner interest in the event NuStar Energy L.P. issues additional units through borrowings under the Credit Facility, and we may initially meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

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

Under the terms of the Credit Facility, NuStar Energy L.P. will be required to maintain a total debt-to-EBITDA ratio of less than 4.75-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter.

As of March 31, 2007, we had $20.0 million available for borrowing under the Credit Facility.

Service Agreement

Due to the recently completed sale by Valero Energy of it’s remaining interests in us, subsidiaries of Valero Energy, NuStar Energy L.P., NuStar Logistics, L.P. (NuStar Logistics), a wholly owned subsidiary of NuStar Energy L.P., Riverwalk Logistics, L.P., and NuStar GP, LLC entered into an amended and restated services agreement (the 2007 Services Agreement) on December 22, 2006. The 2007 Services Agreement requires NuStar Logistics to pay to Valero Energy approximately $97,000 per month for administrative services, primarily related to information system services and human resource services, and approximately $93,000 per month for telecommunications services, beginning January 1, 2007.

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services according to the terms of the 2007 Services Agreement. Generally, these services will discontinue over a period of time sufficient to allow NuStar Energy L.P. to assume those functions. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they are required to pay NuStar Logistics a termination fee of $13.0 million, which is expected to be paid in the second quarter of 2007.

Prior to our initial public offering, Valero Energy did not allocate any corporate costs to us as management had determined that no such corporate costs were incurred specifically on our behalf.

Administration Agreement

On July 19, 2006, NuStar GP Holdings entered into an administration agreement with NuStar GP, LLC (the Administration Agreement). The Administration Agreement provides, among other things, that NuStar GP, LLC will provide all executive management and other administrative services to NuStar GP Holdings. NuStar GP Holdings does not have any employees.

NuStar GP Holdings will pay annual charges under the Administration Agreement of $0.5 million to NuStar GP, LLC. This amount will be increased annually to reflect NuStar GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to NuStar GP Holdings or NuStar GP, LLC’s actual payroll cost, are subject to the approval of NuStar GP, LLC’s conflicts committee. NuStar GP Holdings will also reimburse NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurs while providing services to NuStar GP Holdings pursuant to the Administration Agreement.

The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. NuStar GP Holdings may cancel or reduce the services provided under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either NuStar GP Holdings or NuStar GP, LLC. NuStar GP, LLC’s conflicts committee has approved the terms of the Administration Agreement.

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with NuStar Energy L.P., Riverwalk Logistics, L.P. and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective when Valero Energy completed its sale of its remaining interest in NuStar GP Holdings on December 22, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. NuStar Energy L.P. will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor NuStar Energy L.P. are prohibited from engaging in any business, even if we and NuStar Energy L.P. would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as NuStar GP Holdings or any of its affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

Employee Benefits

As of March 31, 2007 we have the following benefit plans:

•

The NuStar GP, LLC Thrift Plan (the Thrift Plan), which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees in the United States who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation. The maximum match by NuStar GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation.

•

The NuStar GP, LLC Pension Plan, which is a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of NuStar GP, LLC’s employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

•

The NuStar GP, LLC excess thrift plan (the Excess Thrift Plan) provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan.

•

The NuStar GP, LLC excess pension plan (the Excess Pension Plan) provides benefits to those employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the Excess Pension Plan are limited to a select group of management or other highly compensated employees.

•

The NuStar GP, LLC supplemental executive retirement plan (the SERP) provides those highly compensated, management personnel of NuStar GP, LLC who were accruing benefits under the Valero Energy supplemental executive retirement plan (Prior SERP) up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). The SERP provides a single, nonqualified defined benefit to those NuStar GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

•	The NuStar GP, LLC Retiree Benefits Plan is a post-retirement medical benefits plan effective July 1, 2006 from which benefits became payable to eligible employees beginning January 1, 2007.

On July 19, 2006, our board of directors adopted the NuStar GP Holdings, LLC Long-Term Incentive Plan (the 2006 LTIP) for our employees, consultants and directors and employees and consultants of our affiliates who perform services for us or our affiliates. The 2006 LTIP allows for the awarding of (i) unit options; (ii) performance units; (iii) restricted units; (iv) phantom units; (v) unit grants; and (vi) unit appreciation rights. The 2006 LTIP permits the granting of awards totaling an aggregate of 2,000,000 units. The 2006 LTIP will be administered by the compensation committee of our board of directors.

In addition, NuStar GP, LLC had previously adopted the following long-term incentive plans:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy L.P. common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy L.P. common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs).

•	The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy L.P. unit options to officers and directors of NuStar GP, LLC or its affiliates.

All costs incurred by us related to employee benefit plans are reimbursed by NuStar Energy L.P. at cost. Long-term incentive plan compensation expense pertaining to employees of NuStar GP, LLC are reimbursed by NuStar Energy L.P. Compensation expense pertaining to corporate officers of Valero Energy was previously reimbursed by Valero Energy affiliates. Our liability for employee benefits is included in “Employee benefit plan liabilities” and our liabilities related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy L.P. NuStar Energy L.P. is subject to certain loss contingencies, the outcome of which could have an effect on NuStar Energy

L.P.’s cash flows. Specifically, NuStar Energy L.P. may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

NuStar Energy L.P.’s (NuStar Energy) new product marketing and trading business may expose NuStar Energy to trading losses, and non-compliance with the related risk management policies they will establish could result in significant financial losses

NuStar Energy is in the process of establishing a new product marketing and trading business for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt. These activities may expose NuStar Energy to price volatility risk and basis risk due to ineffective hedging. NuStar Energy may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products on demand or rising costs of carrying some inventories. Further, NuStar Energy’s product marketing and trading activities, including its hedging activities, may cause volatility in its earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.

NuStar Energy’s board of directors has established a risk management committee composed of members of NuStar Energy’s management to enforce the risk limits and risk management policies they expect to establish in June 2007. Its risk management policies will not eliminate all price risk since open trading positions will expose it to price volatility.

Further, there is a risk that NuStar Energy’s risk management policies will not be complied with. While NuStar Energy is currently designing procedures to anticipate and detect non-compliance, there are no assurances these steps will detect and prevent all violations of NuStar Energy’s trading policies and procedures, particularly if deception and other intentional misconduct are involved.

As a result of the risks described above, the activities associated with NuStar Energy’s product marketing and trading business may expose NuStar Energy to volatility in earnings and financial losses, which may adversely affect our financial condition and our ability to distribute cash to our unitholders.

Item 6.	Exhibits

Exhibit 3.01	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007, incorporated by reference to Valero GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01.

Exhibit 3.02	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007, incorporated by reference to Valero L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01.

*Exhibit 3.03	Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007.

*Exhibit 3.04	Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007.

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
May 9, 2007

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 9, 2007

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 9, 2007