Form 10-Q
period 2007-06-30
NuStar GP Holdings, LLC
filed 2007-08-09
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-32940

NUSTAR GP HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2330 North Loop 1604 West

San Antonio, Texas

(Address of principal executive offices)

78248

(Zip Code)

Telephone number: (210) 918-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. The definition of “accelerated filer and large accelerated filer” is in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ___       Accelerated filer __ Non-accelerated filer X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No	X

The number of units outstanding as of August 1, 2007 was 42,503,303.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,731	$ 1,107
Accounts receivable	103	624
Receivable from NuStar Energy L.P.	4,410	2,315
Income tax receivable	1,431	-
Prepaid expenses	90	210
Deferred income tax asset	2,138	776
Total current assets	10,903	5,032

Investment in NuStar Energy L.P.	554,187	557,775
Long-term receivable from NuStar Energy L.P.	5,717	5,749
Deferred income tax asset	1,939	1,929
Deferred charges and other assets, net	-	8
Total assets	$ 572,746	$ 570,493

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$ 268	$ -
Income taxes payable	-	811
Accrued compensation expense	6,913	3,001
Accrued liabilities	425	704
Taxes other than income taxes	470	-
Total current liabilities	8,076	4,516

Employee benefit plan liabilities	13,529	10,334
Commitments and contingencies (Note 8)

Members’ equity	547,715	554,884
Accumulated other comprehensive income	3,426	759
Total members’ equity	551,141	555,643
Total liabilities and members’ equity	$ 572,746	$ 570,493

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Equity in earnings of NuStar Energy L.P.	$11,951	$9,329	$21,508	$20,504

General and administrative expenses	(747)	(18)	(1,543)	(26)
Other income (expense), net	24	36	(2)	37
Interest expense, net – affiliated	—	(4,704)	—	(9,414)
Interest income, net	18	—	14	—

Income before income tax benefit (expense)	11,246	4,643	19,977	11,101
Income tax benefit (expense)	2	(320)	42	(403)
Net income	$11,248	$4,323	$20,019	$10,698

Basic net income per unit	$0.26	$0.10	$0.47	$0.25

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000	42,500,000

Diluted net income per unit	$0.26	$0.10	$0.47	$0.25

Weighted average number of diluted units outstanding	42,501,705	42,500,000	42,501,540	42,500,000

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$ 20,019	$ 10,698
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(21,508)	(20,504)
Distributions of equity in earnings of NuStar Energy L.P.	21,508	20,504
(Benefit) provision for deferred income taxes	(1,372)	251
Increase in employee benefit plan liabilities	3,195	-
Changes in current assets and liabilities	675	217
Other, net	64	(37)
Net cash provided by operating activities	22,581	11,129

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings of NuStar Energy L.P.	6,924	5,602
Investment in NuStar Energy L.P.	(1,667)	(1,695)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	986	1,665
Net cash provided by investing activities	6,243	5,572

Cash Flows from Financing Activities:
Distributions to unitholders	(27,200)	(16,170)
Decrease in notes payable to affiliates	-	(593)
Contributions from Valero Energy	-	63
Net cash used in financing activities	(27,200)	(16,700)

Net increase in cash and cash equivalents	1,624	1
Cash and cash equivalents at the beginning of the period	1,107	121
Cash and cash equivalents at the end of the period	$ 2 ,731	$ 122

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy), acquired UDS Logistics in connection with its December 2001 acquisition (the UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings, LLC in January 2006, completed its initial public offering in July 2006 and completed its secondary public offering of its remaining limited liability company interests in December 2006. As a result of the December 2006 offering, Valero Energy no longer owns any interest in us. We changed our name to NuStar GP Holdings in April 2007.

As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings, LLC or a wholly owned subsidiary.

Our unitholders have no liability under our Second Amended and Restated Limited Liability Company Agreement, or for any of our debts, obligations or liabilities, in their capacity as a unitholder.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. On June 30, 2007, we owned approximately 23.4% of NuStar Energy L.P., consisting of the following:

·	the 2% general partner interest in NuStar Energy L.P.;
·

100% of the incentive distribution rights issued by NuStar Energy L.P., which entitles us to receive increasing percentages of the cash distributed by NuStar Energy L.P., currently at the maximum percentage of 23%; and

·	10,226,068 common units of NuStar Energy L.P. representing a 21.4% limited partner interest in NuStar Energy L.P.

NuStar Energy L.P. (NYSE: NS) is a publicly traded Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business. NuStar Energy L.P. has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

Basis of Presentation

These unaudited consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. On June 1, 2006, Valero Energy contributed its ownership interest in NuStar GP, LLC to NuStar GP Holdings in exchange for an additional ownership interest in NuStar GP Holdings. The contribution was accounted for as a transaction between entities under common control. Therefore, the consolidated financial statements include the financial position and results of operations of NuStar GP, LLC for all periods presented. Such amounts are included at their historical balances.

We account for our ownership interest in NuStar Energy L.P. using the equity method. Therefore, our financial results reflect a portion of NuStar Energy L.P.’s net income based on our ownership interest in NuStar Energy L.P. We have no separate operating activities apart from those conducted by NuStar Energy L.P. and therefore generate no revenues from operations.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

NuStar GP Holdings or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2002 through 2006.

EITF Issue No. 06-11

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). According to EITF 06-11, the income tax benefit realized from dividends related to unvested share-based payment awards that are charged to retained earnings should be recorded in additional paid-in capital. The amount recorded in additional paid-in capital for the realized income tax benefit should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 is not expected to materially affect our financial position or results of operations.

3 . INVESTMENT IN NUSTAR ENERGY L.P.

As of June 30, 2007 and December 31, 2006, our ownership interest in NuStar Energy L.P. was composed of a 2% general partner interest, incentive distribution rights and an approximate 21.4% limited partner interest.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Financial Information

Condensed financial information reported by NuStar Energy L.P. is presented below (in thousands of dollars):

	June 30, 2007	December 31, 2006
	(Unaudited)

Balance Sheet Information:
Current assets	$ 215,564	$ 212,998
Property and equipment, net	2,398,287	2,345,135
Goodwill	786,244	774,441
Other long-term assets, net	161,404	161,634
Total assets	$ 3,561,499	$ 3,494,208

Current liabilities	$ 142,872	$ 156,735
Long-term debt, less current portion	1,442,334	1,353,720
Long-term payable to NuStar GP Holdings	5,717	5,749
Deferred income tax liability	35,897	32,926
Other long-term liabilities	72,206	69,397
Total liabilities	1,699,026	1,618,527

Partners’ equity	1,862,473	1,875,681

Total liabilities and partners’ equity	$ 3,561,499	$ 3,494,208

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

Statement of Income Information:
Revenues	$ 320,506	$ 279,968	$ 617,330	$ 553,972
Operating income	41,560	47,316	86,995	103,283
Net income	39,697	31,553	70,820	71,004

Other

As of June 30, 2007 and December 31, 2006, our investment in NuStar Energy L.P. reconciles to NuStar Energy L.P.’s total partners’ equity as follows:

	June 30, 2007	December 31, 2006
	(Thousands of Dollars)

NuStar Energy L.P. total partners’ equity	$ 1,862,473	$ 1,875,681
NuStar GP Holdings’ ownership interest in NuStar Energy L.P.	23.4%	23.4%
NuStar GP Holdings’ share of NuStar Energy L.P. ’s partners’ equity	435,819	438,909
Step-up in basis related to NuStar Energy L.P.’s assets and liabilities, including equity method goodwill, and other	118,368	118,866
Investment in NuStar Energy L.P.	$ 554,187	$ 557,775

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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2007 and December 31, 2006, we had a receivable from NuStar Energy L.P. of $4.4 million and $2.3 million, respectively, with both amounts mainly representing payroll and related benefit plan costs for employees. We also had a long-term receivable as of June 30, 2007 and December 31, 2006 of $5.7 million from NuStar Energy L.P. related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and related benefit plans and for stock-based compensation charged by us to NuStar Energy L.P. were $11.6 million and $9.0 million for the three months ended June 30, 2007 and 2006, respectively and $24.1 million and $16.4 million for the six months ended June 30, 2007 and 2006, respectively.

5. DISTRIBUTIONS FROM NUSTAR ENERGY L.P.

NuStar Energy L.P.’s partnership agreement, as amended, determines the amount and priority of cash distributions that NuStar Energy L.P.’s common unitholders and general partner may receive. The general partner is entitled to incentive distributions if the amount NuStar Energy L.P. distributes with respect to any quarter exceeds $0.60 per unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per unit. The general partner also receives a 2% distribution with respect to its general partner interest.

The following table reflects the allocation of NuStar Energy L.P.’s cash distributions earned for the period indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars, except per unit data)

General partner interest (2%)	$ 997	$ 916	$ 1,951	$ 1,832
General partner incentive distribution	4,413	3,480	8,323	6,960
Total general partner distribution	5,410	4,396	10,274	8,792
Limited partner distribution	9,714	9,047	19,073	18,097
Total distributions to NuStar GP Holdings	15,124	13,443	29,347	26,889
Public unitholders’ distributions	34,755	32,380	68,227	64,757
Total cash distributions	$ 49,879	$ 45,823	$ 97,574	$ 91,646
Cash distributions per unit applicable to limited partners	$ 0.950	$ 0.885	$ 1.865	$ 1.770

On April 24, 2007, NuStar Energy L.P. declared cash distributions related to the first quarter of 2007 of $0.915 per unit, which was paid on May 14, 2007 to unitholders of record on May 7, 2007, totaling $47.7 million. On July 26, 2007, NuStar Energy L.P. declared cash distributions related to the second quarter of 2007 of $0.950 per unit to be paid on August 14, 2007 to unitholders of record on August 7, 2007, totaling $49.9 million.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTESTO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Six Months Ended June 30,
	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$521	$—
Receivable from NuStar Energy L.P.	(2,095)	1,151
Prepaid expenses	120	—
Other current asset	(1,431)	—
Increase (decrease) in current liabilities:
Accounts payable	268	(2)
Payable to NuStar Energy L.P.	—	164
Income taxes payable	(811)	(10)
Accrued compensation expense	3,912	—
Accrued liabilities	(279)	(1,086)
Taxes other than income taxes	470	—
Changes in current assets and liabilities	$675	$217

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2007	2006
	(Thousands of Dollars)

Cash paid for interest	$13	$9,467
Cash paid for income taxes	$972	$36

7. CREDIT FACILITY

We are a party to a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility), of which up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. As of June 30, 2007, we had no borrowings outstanding under the Credit Facility.

Under the terms of the Credit Facility, NuStar Energy L.P. must maintain a total debt-to-EBITDA ratio of less than 4.75-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the requirements of the Credit Facility as of June 30, 2007.

8. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matter

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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against NuStar Energy L.P. related to this matter, and it has not made any payments toward costs incurred by the Department of Justice.

Port of Vancouver Matter. NuStar Energy L.P. owns a chemical and refined products terminal on property owned by the Port of Vancouver, and leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the previous owner and operator of the terminal originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on the site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. NuStar Energy L.P. disputes this assertion. No lawsuits have been filed against NuStar Energy L.P. in this matter, and it has not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of NuStar Energy L.P.’s terminals. Since then, the U.S. District Court has also served NuStar Energy L.P. with four subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by NuStar Energy L.P., certain of its subsidiaries and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy L.P. is cooperating fully with the EPA in producing documents in response to the subpoenas. It has no information as to when the EPA will conclude their investigation, and it is also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties. There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that NuStar Energy L.P. violated applicable laws. If it is found to have violated such laws, it could be subject to fines, civil penalties and criminal penalties. A final determination that NuStar Energy L.P. violated applicable laws could, among other things, result in its debarment from future federal government contracts. Because of the preliminary nature of the investigation, NuStar Energy L.P. is not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to its results of operations in the period in which it would be required to record a liability, and could be material to its cash flows in the periods in which it would be required to pay such liability.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTESTO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

NuStar Energy L.P. isalso a party to additional claims and legal proceedings arising in the ordinary course of business. NuStar Energy L.P. believes the possibility is remote that the final outcome of any of these claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy L.P.’s results of operations, financial position or liquidity.

9.    MEMBERS’ EQUITYAND NET INCOME PER UNIT

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

Net income per unit amounts were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars, Except Unit and Per Unit data)

Basic Net Income per Unit:
Net income	$11,248	$4,323	$20,019	$10,698

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000	42,500,000

Basic net income per unit	$0.26	$0.10	$0.47	$0.25

Diluted Net Income per Unit:
Net income	$11,248	$4,323	$20,019	$10,698

Weighted average number of basic units outstanding	42,500,000	42,500,000	42,500,000	42,500,000
Effect of dilutive securities – restricted unit grants	1,705	—	1,540	—
Weighted average number of diluted units outstanding	42,501,705	42,500,000	42,501,540	42,500,000

Diluted net income per unit	$0.26	$0.10	$0.47	$0.25

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2006	$ 555,643
Net income	20,019
Distributions to unitholders	(27,200)
Share of NuStar Energy L.P.’s other comprehensive income	2,656
Other	23
Balance as of June 30, 2007	$ 551,141

Comprehensive Income

For the three and six months ended June 30, 2007, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy L.P.’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

Net income	$ 11,248	$ 4,323	$ 20,019	$ 10,698
Share of NuStar Energy L.P.’s other comprehensive income	2,420	-	2,656	-
Other	6	-	11	-
Comprehensive income	$ 13,674	$ 4,323	$ 22,686	$ 10,698

In the Consolidated Statement of Members’ Equity and in the related note in our 2006 Annual Report on Form 10-K, we disclosed and included the $0.8 million loss on cumulative effect of adopting FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Pension Plans,” in the line item “Total comprehensive income.” We based that presentation on our interpretation of the principles in FASB Statement 130, “Reporting Other Comprehensive Income,” which requires accounting changes to be included in other comprehensive income for the period. Subsequently, we became aware that transition provisions of Statement No. 158 required this cumulative effect be presented as a direct adjustment to the ending balance of “Accumulated other comprehensive income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the line item “Total comprehensive income” for 2006 should have been $32.3 million, rather than the $31.5 million we reported. In our 2007 Annual Report on Form 10-K, we will modify our presentation. This modification only affects the display of the cumulative effect of the accounting change within equity and does not otherwise affect our financial statements.

Cash Distributions

On April 24, 2007, we declared a quarterly cash distribution of $0.32 per unit, which was paid on May 16, 2007 to unitholders of record on May 7, 2007, totaling $13.6 million. On July 26, 2007, we declared a quarterly cash distribution of $0.34 per unit to be paid on August 16, 2007 to unitholders of record on August 7, 2007, totaling $14.5 million.

10. EMPLOYEE BENEFIT PLANS AND UNIT BASED COMPENSATION

All costs incurred by us related to employee benefit plans are reimbursed by NuStar Energy L.P. at cost. Additionally, NuStar Energy L.P. reimburses us for the compensation expense of restricted unit and unit option awards granted to employees of NuStar GP, LLC under various long-term incentive plans. For the three and six months ended June 30, 2006, compensation expense pertaining to awards of restricted units and unit options to corporate officers of Valero Energy was reimbursed by Valero Energy affiliates. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost related to our defined benefit plans were as follows:

		Other Postretirement
	Pension Plans (a)	Benefit Plans
For the three months ended June 30, 2007:	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$ 1,932	$ 141
Interest cost	72	103
Expected return on assets	(78)	-
Amortization of net loss	8	-
Net periodic benefit cost	$ 1,934	$ 244

		Other Postretirement
	Pension Plans (a)	Benefit Plans
For the six months ended June 30, 2007:	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$ 3,864	$ 282
Interest cost	143	206
Expected return on assets	(156)	-
Amortization of net loss	11	-
Net periodic benefit cost	$ 3,862	$ 488

(a)	Includes amounts related to the Pension Plan, the Excess Pension Plan and the SERP.

For the three and six months ended June 30, 2006, employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy. For the six months ended June 30, 2007, we contributed $1.3 million to our pension plans. Additionally, in July 2007, we contributed $7.9 million to our qualified pension plan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2006, Part I, Item 1A, "Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, Part II, Item 1A, “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement. Other unknown or unpredictable factors could also have material adverse effects on our future results. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q. We do not intend to update these statements unless it is required by the securities laws to do so, and we undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

NuStar GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy), acquired UDS Logistics in connection with its December 2001 acquisition (the UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings, LLC in January 2006, completed its initial public offering in July 2006 and completed its secondary public offering of its remaining limited liability company interests in December 2006. As a result of the December 2006 offering, Valero Energy no longer owns any interest in us. We changed our name to NuStar GP Holdings in April 2007.

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

•	10,226,068 common units of NuStar Energy L.P. representing a 21.4% limited partner interest in NuStar Energy L.P.

We account for our ownership interest in NuStar Energy L.P. using the equity method. Therefore, our financial results reflect a portion of NuStar Energy L.P.’s net income based on our ownership interest in NuStar Energy L.P. We have no separate operating activities apart from those conducted by NuStar Energy L.P. and therefore generate no revenues from operations.

NuStar Energy L.P. conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. and Kaneb Pipe Line Operating Partnership, L.P. Through its subsidiaries, NuStar Energy L.P. is primarily engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

Results of Operations

As discussed above, we account for our investment in NuStar Energy L.P. using the equity method. As a result, our equity in earnings of NuStar Energy L.P., our only source of income, directly fluctuates with the amount of NuStar Energy L.P.’s distributions, which determines the amount of our incentive distribution earnings, and the results of operations of NuStar Energy L.P., which determines the amounts of earnings attributable to our general partner and limited partner interests.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,
	2007	2006	Change

Equity in earnings of NuStar Energy L.P.	$ 11,951	$ 9,329	$ 2,622

General and administrative expenses	(747)	(18)	(729)
Other income, net	24	36	(12)
Interest expense, net – affiliated	-	(4,704)	4,704
Interest income, net	18	-	18

Income before income tax benefit (expense)	11,246	4,643	6,603
Income tax benefit (expense)	2	(320)	322
Net income	$ 11,248	$ 4,323	$ 6,925

Basic net income per unit	$ 0.26	$ 0.10	$ 0.16

Weighted average number of basic units outstanding	42,500,000	42,500,000	$ -

Diluted net income per unit	$ 00.26	$ 0.10	$ 0.16

Weighted average number of diluted units outstanding	42,501,705	42,500,000	1,705

The following table summarizes NuStar Energy L.P.’s results of operations and our equity in earnings of NuStar Energy L.P. for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006	Change
	(Thousands of Dollars, Except Per Unit Data)

NuStar Energy L.P. Statement of Income Data:
Revenues	$320,506	$279,968	$40,538
Cost of product sales	148,061	118,283	29,778
Operating expenses	85,444	79,155	6,289
Depreciation and amortization	27,860	24,839	3,021
Segment operating income	59,141	57,691	1,450
General and administrative expenses	17,581	10,375	7,206
Operating income	$41,560	$47,316	$(5,756)

Net income	$39,697	$31,553	$8,144
Net income per unit applicable to limited partners	$0.74	$0.59	$0.15
Cash distributions per unit applicable to limited partners	$0.950	$0.885	$0.065

NuStar GP Holdings’ Equity in Earnings of NuStar Energy L.P.:
General partner interest	$705	$561	$144
General partner incentive distribution	4,413	3,480	933
General partner’s interest in net income and incentive distributions of NuStar Energy L.P.	5,118	4,041	1,077
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy L.P.	7,554	6,010	1,544
Amortization of step-up in basis related to NuStar Energy L.P.’s assets and liabilities	(721)	(722)	1
NuStar GP Holdings’ equity in earnings of NuStar Energy L.P.	$11,951	$9,329	$2,622

Three Months Ended June 30, 2007 and 2006

NuStar Energy L.P.’s net income for the three months ended June 30, 2007 increased $8.1 million, compared to the three months ended June 30, 2006, due to higher segmental operating income and an increase in other income, partially offset by increased general and administrative expense, interest expense and income tax expense.

Our equity in earnings of NuStar Energy L.P. related to our general partner interest and our limited partner interest increased for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due to higher earnings at NuStar Energy L.P. for the three months ended June 30, 2007.  NuStar Energy L.P.’s per unit distributions for the three months ended June 30, 2007 increased to $0.950 from $0.885 compared to the same period of 2006, which resulted in NuStar Energy L.P. increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy L.P.’s cash distributions, our equity in earnings related to our incentive distribution rights increased.

General and administrative expenses increased for the three months ended June 30, 2007, compared to the same period in 2006, due to our public company costs. For the period prior to our initial public offering in July 2006, no corporate costs were allocated to us by Valero Energy as Valero Energy management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due to Valero Energy's capital contribution to us of the outstanding balance of the notes payable to Valero Energy affiliates effective July 19, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)
	Six Months Ended June 30,
	2007	2006	Change

Equity in earnings of NuStar Energy L.P.	$21,508	$20,504	$1,004

General and administrative expenses	(1,543)	(26)	(1,517)
Other (expense) income, net	(2)	37	(39)
Interest expense, net – affiliated	—	(9,414)	9,414
Interest income, net	14	—	14

Income before income tax benefit (expense)	19,977	11,101	8,876
Income tax benefit (expense)	42	(403)	445
Net income	$20,019	$10,698	$9,321

Basic net income per unit	$0.47	$0.25	$0.22

Weighted average number of basic units outstanding	42,500,000	42,500,000	—

Diluted net income per unit	$0.47	$0.25	$0.22

Weighted average number of diluted units outstanding	42,501,540	42,500,000	1,540

The following table summarizes NuStar Energy L.P.’s results of operations and our equity in earnings of NuStar Energy L.P. for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Change
	(Thousands of Dollars, Except Per Unit Data)

NuStar Energy L.P. Statement of Income Data:
Revenues	$ 617,330	$ 553,972	$ 63,358
Cost of product sales	275,988	232,501	43,487
Operating expenses	166,656	150,225	16,431
Depreciation and amortization	55,202	49,028	6,174
Segment operating income	119,484	122,218	(2,734)
General and administrative expenses	32,489	18,935	13,554
Operating income	$ 86,995	$ 103,283	$ (16,288)

Net income	$ 70,820	$ 71,004	$ (184)
Net income per unit applicable to limited partners	$ 1.31	$ 1.34	$ (0.03)
Cash distributions per unit applicable to limited partners	$ 1.865	$ 1.770	$ 0.095

NuStar GP Holdings’ Equity in Earnings of NuStar Energy L.P.:
General partner interest	$ 1,249	$ 1,280	$ (31)
General partner incentive distribution	8,323	6,960	1,363
General partner’s interest in net income and incentive distributions of NuStar Energy L.P.	9,572	8,240	1,332
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy L.P.	13,378	13,706	(328)
Amortization of step-up in basis related to NuStar Energy L.P.’s assets and liabilities	(1,442)	(1,442)	-
NuStar GP Holdings’ equity in earnings of NuStar Energy L.P.	$ 21,508	$ 20,504	$ 1,004

Six Months Ended June 30, 2007 and 2006

NuStar Energy L.P.’s net income for the six months ended June 30, 2007 decreased $0.2 million, compared to the six months ended June 30, 2006, due to lower segmental operating income and increased general and administrative expense, interest expense and income tax expense, partially offset by an increase in other income.

Our equity in earnings of NuStar Energy L.P. related to our general partner interest and our limited partner interest decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to lower earnings at NuStar Energy L.P. NuStar Energy L.P.’s per unit distributions for the six months ended June 30, 2007 increased to $1.865 from $1.770 compared to the same period of 2006, which resulted in NuStar Energy L.P. increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy L.P.’s cash distributions, our equity in earnings related to our incentive distribution rights increased.

General and administrative expenses increased for the six months ended June 30, 2007, compared to the same period in 2006, due to the costs we incurred as a separate publicly traded company. For the period prior to our initial public offering on July 19, 2006, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to Valero Energy's capital contribution to us of the outstanding balance of the notes payable to Valero Energy affiliates effective July 19, 2006.

Outlook

NuStar Energy L.P. expects Valero Energy’s McKee refinery fire to have a minimal effect on its operations in the second half of 2007, as the refinery is currently running at or near capacity. Even though NuStar Energy L.P. believes it has adequate insurance to cover the amount of losses resulting from the McKee refinery fire, NuStar Energy L.P. cannot precisely predict the timing or amounts of insurance proceeds it will receive. As a result, the timing of receiving insurance proceeds will affect its earnings and cash flows in any particular quarter over the next few quarters until they finalize the insurance claim.

NuStar Energy L.P. expects the results for the second half of 2007 to benefit from several of its terminal expansion projects coming on-line, increases in its pipeline tariffs effective July 1 and fewer turnarounds at the refineries it serves.

Additionally, NuStar Energy L.P. has created a new product marketing and trading business to capitalize on opportunities to optimize the use and profitability of its assets, to manage risk as it diversifies its business and to enhance its competitive position when pursuing acquisitions. NuStar Energy L.P. may experience additional volatility in its earnings and cash flows, which should not be significant in 2007. Further, NuStar Energy L.P. will be exposed to commodity price risk related to the product marketing and trading business.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy L.P. on our partnership interests, including our incentive distribution rights. Due to our ownership of NuStar Energy L.P.’s incentive distribution rights, our portion of NuStar Energy L.P.’s total distributions may exceed our percentage ownership interest of 23.4%. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy L.P. in the event NuStar Energy L.P. was to issue additional units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded on the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy L.P. and borrowings on our three-year revolving credit facility, if necessary.

Cash Flows for the Six Months Ended June 30, 2007 and 2006

Net cash provided by operating activities for the six months ended June 30, 2007 was $22.6 million, compared to $11.1 million for the six months ended June 30, 2006, primarily due to higher net income. Net cash provided by investing activities for the six months ended June 30, 2007 was $6.2 million, compared to $5.6 million for the six months ended June 30, 2006. The increase was primarily due to higher distributions from NuStar Energy L.P. Net cash used in financing activities for the six months ended June 30, 2007 was $27.2 million, compared to $16.7 million for the six months ended June 30, 2006, primarily due to higher distributions paid to unitholders.

Cash Distributions

The table set forth below shows NuStar Energy L.P.’s cash distributions with respect to our ownership interests in NuStar Energy L.P. including our incentive distribution rights applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash distributions per unit	$ 0.950	$ 0.885	$ 1.865	$ 1.770
Total cash distributions by NuStar Energy L.P. to all partners (a)	$ 49,879	$ 45,823	$ 97,574	$ 91,646
Cash distributions to us:
Distributions on our general partner interest (2%)	$ 997	$ 916	$ 1,951	$ 1,832
Distributions on our incentive distribution rights	4,413	3,480	8,323	6,960
Distributions on our limited partnership interests	9,714	9,047	19,073	18,097
Total cash distributions to us	$ 15,124	$ 13,443	$ 29,347	$ 26,889
Distributions to us as a percentage of total cash distributions	30.3%	29.3%	30.1%	29.3%

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

As of June 30, 2007, we had $20.0 million available for borrowing under the Credit Facility.

Employee Benefit Plans

All costs incurred by us related to employee benefit plans are reimbursed by NuStar Energy L.P. at cost. Additionally, NuStar Energy L.P. reimburses us for the compensation expense of restricted unit and unit option awards granted to employees of NuStar GP, LLC under various long-term incentive plans. For the three and six months ended June 30, 2006, compensation expense pertaining to awards of restricted units and unit options to corporate officers of Valero Energy was reimbursed by Valero Energy affiliates. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors

NuStar Energy L.P. has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of NuStar Energy L.P. The Internal Revenue Service (“IRS”) may challenge this treatment, which could adversely affect the value of NuStar Energy L.P.’s common units and our common units.

When we or NuStar Energy L.P. issue additional units or engage in certain other transactions, NuStar Energy L.P. determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of NuStar Energy L.P.’s public unitholders and us. NuStar Energy L.P.’s methodology may be viewed as understating the value of NuStar Energy L.P.’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain NuStar Energy L.P. public unitholders and us, which may be unfavorable to such NuStar Energy L.P. unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to NuStar Energy L.P.’s intangible assets and a lesser portion allocated to NuStar Energy L.P.’s tangible assets. The IRS may challenge NuStar Energy L.P.’s valuation methods, or our or NuStar Energy L.P.’s allocation of the Section 743(b) adjustment attributable to NuStar Energy L.P.’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of NuStar Energy L.P.’s public unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or the NuStar Energy L.P. unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or NuStar Energy L.P.’s unitholders and could have a negative impact on the value our common units or those of NuStar Energy L.P. or result in audit adjustments to the tax returns of our or NuStar Energy L.P.’s unitholders without the benefit of additional deductions.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of unitholders was held April 26, 2007. Matters voted on at the meeting and the results thereof were as follows:

(a)	a proposal to elect two Class I directors to serve until the 2010 annual meeting was approved as follows:

Directors	Affirmative	Withheld	Non-Votes
William E. Greehey	35,391,730	32,362	n/a
Stan L. McLelland	35,392,785	31,307	n/a

(b)	a proposal to ratify the appointment of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved as follows:

Affirmative	Negative	Withheld	Non-Votes
35,392,830	20,594	10,668	n/a

Directors whose terms of office continued after the annual meeting were: Curtis V. Anastasio, William B. Burnett, and James F. Clingman, Jr.

Item 6. Exhibits

*+Exhibit 10.01	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007.

*+Exhibit 10.02	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007.

*+Exhibit 10.03	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007.

*+Exhibit 10.04	NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan, amended and restated as of April 1, 2007.

*+Exhibit 10.05	Form of Non-Employee Director Restricted Unit Agreement under NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan.

* Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

* Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

______________

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

      August 9, 2007

By: /s/ Steven A. Blank

     Steven A. Blank

     Senior Vice President, Chief Financial Officer and Treasurer
     August 9, 2007

By:  /s/ Thomas R. Shoaf

     Thomas R. Shoaf

     Vice President and Controller

     August 9, 2007