Form 10-Q
period 2007-09-30
NuStar GP Holdings, LLC
filed 2007-11-09
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of units outstanding as of November 1, 2007 was 42,500,990.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$228	$1,107
Accounts receivable	27	624
Receivable from NuStar Energy L.P.	—	2,315
Income tax receivable	2,193	—
Prepaid expenses	10	210
Deferred income tax asset	1,434	776

Total current assets	3,892	5,032

Investment in NuStar Energy L.P.	557,236	557,775
Long-term receivable from NuStar Energy L.P.	5,700	5,749
Deferred income tax asset	1,576	1,929
Other assets	2,817	8

Total assets	$571,221	$570,493

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$193	$—
Payable to NuStar Energy L.P.	1,126	—
Income taxes payable	—	811
Accrued compensation expense	5,002	3,001
Accrued liabilities	614	704
Taxes other than income taxes	685	—

Total current liabilities	7,620	4,516

Employee benefit plan liabilities	10,629	10,334
Commitments and contingencies (Note 8)

Members’ equity	547,352	554,884
Accumulated other comprehensive income	5,620	759

Total members’ equity	552,972	555,643

Total liabilities and members’ equity	$571,221	$570,493

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Equity in earnings of NuStar Energy L.P.	$15,033	$11,637	$36,541	$32,141

General and administrative expenses	(665)	(877)	(2,208)	(903)
Other expense, net	—	(286)	(2)	(249)
Interest expense, net – affiliated	—	(901)	—	(10,315)
Interest income (expense), net	29	(6)	43	(6)

Income before income tax (expense) benefit	14,397	9,567	34,374	20,668
Income tax (expense) benefit	(313)	130	(271)	(273)

Net income	$14,084	$9,697	$34,103	$20,395

Basic net income per unit	$0.33	$0.23	$0.80	$0.48

Weighted average number of basic units outstanding	42,500,420	42,500,000	42,500,141	42,500,000

Diluted net income per unit	$0.33	$0.23	$0.80	$0.48

Weighted average number of diluted units outstanding	42,501,862	42,500,626	42,501,705	42,500,211

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$34,103	$20,395
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(36,541)	(32,141)
Distributions of equity in earnings of NuStar Energy L.P.	36,541	32,141
(Benefit) provision for deferred income taxes	(305)	100
Increase in employee benefit plan liabilities	295	1,838
Changes in current assets and liabilities (Note 6)	4,023	(1,251)
Other, net	(2,727)	251

Net cash provided by operating activities	35,389	21,333

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings of NuStar Energy L.P.	7,013	7,408
Investment in NuStar Energy L.P.	(2,909)	(1,636)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	1,278	1,812

Net cash provided by investing activities	5,382	7,584

Cash Flows from Financing Activities:
Distributions to unitholders	(41,650)	—
Increase in notes payable to affiliates of Valero Energy	—	689
Proceeds from long-term debt borrowings	—	1,000
Distributions to Valero Energy	—	(29,611)

Net cash used in financing activities	(41,650)	(27,922)

Net (decrease) increase in cash and cash equivalents	(879)	995
Cash and cash equivalents at the beginning of the period	1,107	121

Cash and cash equivalents at the end of the period	$228	$1,116

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

Our unitholders have no liability under our limited liability company agreement, or for any of our debts, obligations or liabilities, in their capacity as a unitholder.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. On September 30, 2007, we owned approximately 23.4% of NuStar Energy L.P., consisting of the following:

•	the 2% general partner interest in NuStar Energy L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy L.P., which entitles us to receive increasing percentages of the cash distributed by NuStar Energy L.P., currently at the maximum percentage of 23%; and

•	10,240,783 common units of NuStar Energy L.P. representing a 21.4% limited partner interest in NuStar Energy L.P.

NuStar Energy L.P. (NYSE: NS) is a publicly traded Delaware limited partnership primarily engaged in the crude oil and refined product transportation, terminalling and storage business. NuStar Energy L.P. has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

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

3. INVESTMENT IN NUSTAR ENERGY L.P.

As of September 30, 2007 and December 31, 2006, our ownership interest in NuStar Energy L.P. was composed of a 2% general partner interest, incentive distribution rights and an approximate 21.4% limited partner interest.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed financial information reported by NuStar Energy L.P. is presented below (in thousands of dollars):

	September 30, 2007	December 31, 2006
	(Unaudited)
Balance Sheet Information:
Current assets	$267,891	$212,998
Property and equipment, net	2,439,969	2,345,135
Goodwill	786,221	774,441
Other long-term assets, net	158,524	161,634

Total assets	$3,652,605	$3,494,208

Current liabilities	$158,289	$156,735
Long-term debt, less current portion	1,513,497	1,353,720
Long-term payable to NuStar GP Holdings	5,700	5,749
Deferred income tax liability	36,330	32,926
Other long-term liabilities	65,621	69,397

Total liabilities	1,779,437	1,618,527

Partners’ equity	1,873,168	1,875,681

Total liabilities and partners’ equity	$3,652,605	$3,494,208

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$394,542	$291,023	$1,011,872	$844,995
Operating income	57,886	54,380	144,881	157,663
Net income	51,213	41,169	122,033	112,173

Other

As of September 30, 2007 and December 31, 2006, our investment in NuStar Energy L.P. reconciles to NuStar Energy L.P.’s total partners’ equity as follows:

	September 30, 2007	December 31, 2006
	(Thousands of Dollars)
NuStar Energy L.P. total partners’ equity	$1,873,168	$1,875,681
NuStar GP Holdings’ ownership interest in NuStar Energy L.P.	23.4%	23.4%

NuStar GP Holdings’ share of NuStar Energy L.P. ’s partners’ equity	438,321	438,909
Step-up in basis related to NuStar Energy L.P.’s assets and liabilities, including equity method goodwill, and other	118,915	118,866

Investment in NuStar Energy L.P.	$557,236	$557,775

The step-up in basis related to NuStar Energy L.P.’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from the UDS Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to our proportionate 73.6% interest in NuStar Energy L.P.’s identifiable assets and liabilities as of the date of the UDS Acquisition. This amount also includes the portion of goodwill resulting from the UDS Acquisition that was attributed to our investment in NuStar Energy L.P. Since 26.4% of the equity interest in NuStar Energy L.P. was owned by public unitholders as of the date of the UDS

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition, a significant portion of the total ownership interest in NuStar Energy L.P. was deemed to be held by the public under GAAP, thereby precluding the inclusion of these fair value adjustments in the reported financial statements of NuStar Energy L.P. In addition, this amount also contains changes due to the purchase and sale of NuStar Energy L.P.’s common units by NuStar GP, LLC to satisfy unit option exercises and restricted unit vestings, which causes insignificant changes in the ownership percentage.

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

As of September 30, 2007 and December 31, 2006, we had a payable to NuStar Energy L.P. of $1.1 million and a receivable from NuStar Energy L.P. of $2.3 million, respectively, with both amounts representing payroll and plan benefits, net of payments made by NuStar Energy L.P. We also had a long-term receivable as of September 30, 2007 and December 31, 2006 of $5.7 million from NuStar Energy L.P. related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for employee benefit plan expenses including compensation expense related to grants of NuStar Energy’s restricted common units and options were $9.5 million and $8.9 million for the three months ended September 30, 2007 and 2006, respectively and $33.6 million and $25.3 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The following table reflects the allocation of NuStar Energy L.P.’s cash distributions earned for the period indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars, except per unit data)
General partner interest (2%)	$1,041	$955	$2,992	$2,787
General partner incentive distribution	4,915	3,909	13,238	10,869

Total general partner distribution	5,956	4,864	16,230	13,656
Limited partner distribution	10,083	9,350	29,156	27,447

Total distributions to NuStar GP Holdings	16,039	14,214	45,386	41,103
Public unitholders’ distributions	36,025	33,480	104,252	98,237

Total cash distributions	$52,064	$47,694	$149,638	$139,340

Cash distributions per unit applicable to limited partners	$0.985	$0.915	$2.850	$2.685

On July 26, 2007, NuStar Energy L.P. declared cash distributions related to the second quarter of 2007 of $0.950 per unit, which was paid on August 14, 2007 to unitholders of record on August 7, 2007, totaling $49.9 million. On October 25, 2007, NuStar Energy L.P. declared a quarterly cash distribution of $0.985 per unit to be paid on November 14, 2007 to unitholders of record on November 8, 2007, totaling $52.1 million.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Nine Months Ended September 30,
	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$597	$—
Receivable from NuStar Energy L.P.	2,315	(10,291)
Receivable from Valero Energy	—	(72)
Income taxes receivable	(2,193)	(227)
Prepaid expenses	200	—
Increase (decrease) in current liabilities:
Accounts payable	193	96
Payable to NuStar Energy L.P.	1,126	—
Payable to Valero Energy	—	9,820
Income taxes payable.	(811)	(10)
Accrued compensation expense	2,001	—
Accrued liabilities	(90)	(567)
Taxes other than income taxes	685	—

Changes in current assets and liabilities	$4,023	$(1,251)

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2007	2006
	(Thousands of Dollars)
Cash paid for interest	$19	$10,368

Cash paid for income taxes	$3,581	$37

7. CREDIT FACILITY

We are a party to a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility), of which up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. As of September 30, 2007, we had no borrowings outstanding under the Credit Facility.

Under the terms of the Credit Facility, NuStar Energy L.P. must maintain a total debt-to-EBITDA ratio of less than 4.75-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy L.P. for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the requirements of the Credit Facility as of September 30, 2007.

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

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (KPP) and Kaneb Services, LLC (KSL and, collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks occurring during the

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

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

Port of Vancouver Matter. NuStar Energy L.P. owns a chemical and refined product terminal on property owned by the Port of Vancouver, and it leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on NuStar Energy L.P.’s site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, NuStar Energy L.P. has negotiated with the Washington Department of Ecology, and on November 7, 2007, NuStar Energy L.P. entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net income per unit amounts were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars, Except Unit and Per Unit data)
Basic Net Income per Unit:
Net income	$14,084	$9,697	$34,103	$20,395

Weighted average number of basic units outstanding	42,500,420	42,500,000	42,500,141	42,500,000

Basic net income per unit	$0.33	$0.23	$0.80	$0.48

Diluted Net Income per Unit:
Net income	$14,084	$9,697	$34,103	$20,395

Weighted average number of basic units outstanding	42,500,420	42,500,000	42,500,141	42,500,000
Effect of dilutive securities – restricted unit grants	1,442	626	1,564	211

Weighted average number of diluted units outstanding	42,501,862	42,500,626	42,501,705	42,500,211

Diluted net income per unit	$0.33	$0.23	$0.80	$0.48

In August 2007, we issued 990 new units to our board of directors related to restricted unit grants.

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2006	$555,643
Net income	34,103
Distributions to unitholders	(41,650)
Share of NuStar Energy L.P.’s other comprehensive income	4,845
Other	31

Balance as of September 30, 2007	$552,972

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

For the three and nine months ended September 30, 2007, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy L.P.’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(Thousands of Dollars)
Net income	$14,084	$9,697	$34,103	$20,395
Share of NuStar Energy L.P.’s other comprehensive income	2,189	(24)	4,845	1,801
Other	5	—	16	—

Comprehensive income	$16,278	$9,673	$38,964	$22,196

In the Consolidated Statement of Members’ Equity and in the related note in our 2006 Annual Report on Form 10-K, we disclosed and included the $0.8 million loss on cumulative effect of adopting FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the line item “Total comprehensive income.” We based that presentation on our interpretation of the principles in FASB Statement 130, “Reporting Comprehensive Income,” which requires accounting changes to be included in other comprehensive income for the period. Subsequently, we became aware that transition provisions of Statement No. 158 required this cumulative effect be presented as a direct adjustment to the ending balance of “Accumulated other comprehensive income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the line item “Total comprehensive income” for 2006 should have been $32.3 million, rather than the $31.5 million we reported. In our 2007 Annual Report on Form 10-K, we will modify our presentation. This modification only affects the display of the cumulative effect of the accounting change within equity and does not otherwise affect our financial statements.

Cash Distributions

On July 26, 2007, we declared a quarterly cash distribution of $0.34 per unit, which was paid on August 16, 2007 to unitholders of record on August 7, 2007, totaling $14.5 million. On October 25, 2007, we declared a quarterly cash distribution of $0.36 per unit to be paid on November 16, 2007 to unitholders of record on November 8, 2007, totaling $15.3 million.

10. EMPLOYEE BENEFIT PLANS AND UNIT BASED COMPENSATION

All costs incurred by us related to employee benefit plans are reimbursed by NuStar Energy L.P. at cost. Additionally, NuStar Energy L.P. reimburses us for the compensation expense of restricted unit and unit option awards granted to employees of NuStar GP, LLC under various long-term incentive plans. For 2006, compensation expense pertaining to awards of restricted units and unit options to corporate officers of Valero Energy was reimbursed by Valero Energy affiliates. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets. For the nine months ended September 30, 2007, we contributed $9.2 million to our pension plan.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our defined benefit plans were as follows (in thousands):

	Pension Plans (a)		Other Postretirement Benefit Plans
For the three months ended September 30:	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,932	$1,588	$141	$130
Interest cost	72	22	103	95
Expected return on assets	(78)	—	—	—
Amortization of net loss	5	5	—	—

Net periodic benefit cost	$1,931	$1,615	$244	$225

	Pension Plans (a)		Other Postretirement Benefit Plans
For the nine months ended September 30:	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$5,796	$1,588	$423	$130
Interest cost	215	22	309	95
Expected return on assets	(234)	—	—	—
Amortization of net loss	16	5	—	—

Net periodic benefit cost	$5,793	$1,615	$732	$225

(a)	Includes amounts related to the Pension Plan, the Excess Pension Plan and the Supplemental executive retirement plan.

Employees of NuStar GP, LLC were previously included in the various employee benefit plans of Valero Energy. Beginning in July 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC.

11. SUBSEQUENT EVENT

On November 6, 2007, NuStar Energy L.P. entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets for $450 million, plus an estimated $100 million for working capital. The purchased assets include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East coast with a combined storage capacity of 4.8 million barrels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2006, Part I, as well as our subsequent quarterly reports on Form 10-Q, Part II, Item 1A, “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

•	10,240,783 common units of NuStar Energy L.P. representing a 21.4% limited partner interest in NuStar Energy L.P.

We account for our ownership interest in NuStar Energy L.P. using the equity method. Therefore, our financial results reflect a portion of NuStar Energy L.P.’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy L.P. and therefore generate no revenues from operations.

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

Recent Development

On November 6, 2007, NuStar Energy L.P. entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets for $450 million, plus an estimated $100 million for working capital. The purchased assets include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East coast with a combined storage capacity of 4.8 million barrels.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2007	2006
Equity in earnings of NuStar Energy L.P.	$15,033	$11,637	$3,396

General and administrative expenses	(665)	(877)	212
Other expense, net	—	(286)	286
Interest expense, net – affiliated	—	(901)	901
Interest income (expense), net	29	(6)	35

Income before income tax (expense) benefit	14,397	9,567	4,830
Income tax (expense) benefit	(313)	130	(443)

Net income	$14,084	$9,697	$4,387

Basic net income per unit	$0.33	$0.23	$0.10

Weighted average number of basic units outstanding	42,500,420	42,500,000	420

Diluted net income per unit	$0.33	$0.23	$0.10

Weighted average number of diluted units outstanding	42,501,862	42,500,626	1,236

The following table summarizes NuStar Energy L.P.’s results of operations for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Change
	2007	2006
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy L.P. Statement of Income Data:
Revenues	$394,542	$291,023	$103,519
Cost of product sales	199,023	117,759	81,264
Operating expenses	91,981	82,502	9,479
Depreciation and amortization	29,534	24,994	4,540

Segment operating income	74,004	65,768	8,236
General and administrative expenses	16,118	11,388	4,730

Operating income	$57,886	$54,380	$3,506

Net income	$51,213	$41,169	$10,044
Net income per unit applicable to limited partners	$0.97	$0.79	$0.18
Cash distributions per unit applicable to limited partners	$0.985	$0.915	$0.07

NuStar Energy L.P.’s net income for the three months ended September 30, 2007 increased $10.0 million, compared to the three months ended September 30, 2006, due to higher segmental operating income and an increase in other income, partially offset by increased general and administrative expense, interest expense and income tax expense.

The following table summarizes our equity in earnings of NuStar Energy L.P. for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Change
	2007	2006
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy L.P.:
General partner interest	$927	$753	$174
General partner incentive distribution	4,915	3,909	1,006
Direct charges to NuStar GP Holdings, LLC	—	(352)	352

General partner’s interest in net income and incentive distributions of NuStar Energy L.P.	5,842	4,310	1,532
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy L.P.	9,912	8,048	1,864
Amortization of step-up in basis related to NuStar Energy L.P.’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy L.P.	$15,033	$11,637	$3,396

Our equity in earnings of NuStar Energy L.P. related to our general partner interest and our limited partner interest increased for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to higher earnings at NuStar Energy L.P. NuStar Energy L.P.’s per unit distributions for the three months ended September 30, 2007 increased to $0.985 from $0.915 in the same period of 2006. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy L.P.’s cash distributions, our equity in earnings related to our incentive distribution rights increased for that same period.

General and administrative expenses decreased $0.2 million, for the three months ended September 30, 2007, compared to the same period in 2006, due to certain costs associated with our initial public offering. For the period prior to our initial public offering in July 2006, no corporate costs were allocated to us by Valero Energy as Valero Energy management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased $0.9 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to Valero Energy's capital contribution to us of the outstanding balance of the notes payable to Valero Energy affiliates effective July 19, 2006.

Income tax expense increased 0.4 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 due to adjustments resulting from filing our 2006 income tax returns.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2007	2006
Equity in earnings of NuStar Energy L.P.	$36,541	$32,141	$4,400

General and administrative expenses	(2,208)	(903)	(1,305)
Other expense, net	(2)	(249)	247
Interest expense, net – affiliated	—	(10,315)	10,315
Interest income (expense), net	43	(6)	49

Income before income tax expense	34,374	20,668	13,706
Income tax expense	(271)	(273)	2

Net income	$34,103	$20,395	$13,708

Basic net income per unit	$0.80	$0.48	$0.32

Weighted average number of basic units outstanding	42,500,141	42,500,000	141

Diluted net income per unit	$0.80	$0.48	$0.32

Weighted average number of diluted units outstanding	42,501,705	42,500,211	1,494

The following table summarizes NuStar Energy L.P.’s results of operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Change
	2007	2006
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy L.P. Statement of Income Data:
Revenues	$1,011,872	$844,995	$166,877
Cost of product sales	475,011	350,260	124,751
Operating expenses	258,637	232,727	25,910
Depreciation and amortization	84,736	74,022	10,714

Segment operating income	193,488	187,986	5,502
General and administrative expenses	48,607	30,323	18,284

Operating income	$144,881	$157,663	$(12,782)

Net income	$122,033	$112,173	$9,860
Net income per unit applicable to limited partners	$2.28	$2.13	$0.15
Cash distributions per unit applicable to limited partners	$2.850	$2.685	$0.165

NuStar Energy L.P.’s net income for the nine months ended September 30, 2007 increased $9.9 million, compared to the nine months ended September 30, 2006, due to higher segmental operating income and an increase in other income, partially offset by increased general and administrative expense, interest expense and income tax expense.

The following table summarizes our equity in earnings of NuStar Energy L.P. for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Change
	2007	2006
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy L.P.:
General partner interest	$2,176	$2,033	$143
General partner incentive distribution	13,238	10,869	2,369
Direct charges to NuStar GP Holdings, LLC	—	(352)	352

General partner’s interest in net income and incentive distributions of NuStar Energy L.P.	15,414	12,550	2,864
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy L.P.	23,290	21,754	1,536
Amortization of step-up in basis related to NuStar Energy L.P.’s assets and liabilities	(2,163)	(2,163)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy L.P.	$36,541	$32,141	$4,400

Our equity in earnings of NuStar Energy L.P. related to our general partner interest and our limited partner interest increased for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to higher earnings at NuStar Energy L.P. NuStar Energy L.P.’s per unit distributions for the nine months ended September 30, 2007 increased to $2.850 from $2.685 in the same period of 2006. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy L.P.’s cash distributions, our equity in earnings related to our incentive distribution rights increased for that same period.

General and administrative expenses increased $1.3 million, for the nine months ended September 30, 2007, compared to the same period in 2006, due to the costs we incurred as a separate publicly traded company. For the period prior to our initial public offering on July 19, 2006, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased $10.3 million, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to Valero Energy's capital contribution to us of the outstanding balance of the notes payable to Valero Energy affiliates effective July 19, 2006.

Outlook

NuStar Energy L.P. expects Valero Energy’s McKee refinery fire to have a minimal effect on its operations in the fourth quarter of 2007, as the refinery is currently running at or near capacity. Even though NuStar Energy L.P. believes it has adequate insurance to cover the amount of losses resulting from the McKee refinery fire, NuStar Energy L.P. cannot precisely predict the timing or amounts of insurance proceeds it will receive. As a result, the timing of receiving insurance proceeds will affect its earnings and cash flows in any particular quarter over the next few quarters until they finalize the insurance claim.

NuStar Energy L.P. expects the results in the fourth quarter to be lower than the third quarter mainly due to a seasonal decline in product demand, higher operating expenses as they experience increased maintenance activity in the fourth quarter and a lack of one-time income items that they experienced throughout 2007. They may also experience additional volatility in their earnings and cash flows, as they will be exposed to commodity price risk related to their marketing and trading organization.

Despite the decrease from third quarter, NuStar Energy L.P. expects its results for the fourth quarter of 2007 to benefit from several of its terminal expansion projects coming on-line, increases in its pipeline tariffs effective July 1 and fewer turnarounds at the refineries it serves.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy L.P. on our partnership interests, including our incentive distribution rights. Due to our ownership of NuStar Energy L.P.’s incentive distribution rights, our portion of NuStar Energy L.P.’s total distributions may exceed our percentage ownership interest of 23.4%. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy L.P. in the event NuStar Energy L.P. issues additional units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes. These tax payments may exceed the amount of tax expense recorded on the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy L.P. and borrowings on our three-year revolving credit facility, if necessary.

Cash Flows for the Nine Months Ended September 30, 2007 and 2006

Cash distributions received from NuStar Energy L.P. for the nine months ended September 30, 2007 were $43.6 million compared to $39.5 million for the nine months ended September 30, 2006. The cash distributions we received were used principally to fund distributions to our unitholders.

Cash Distributions

The table set forth below shows NuStar Energy L.P.’s cash distributions with respect to our ownership interests in NuStar Energy L.P. including our incentive distribution rights applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash distributions per unit	$0.985	$0.915	$2.850	$2.685
Total cash distributions by NuStar Energy L.P. to all partners (a)	$52,064	$47,694	$149,638	$139,340

Cash distributions to us:
Distributions on our general partner interest (2%)	$1,041	$955	$2,992	$2,787
Distributions on our incentive distribution rights	4,915	3,909	13,238	10,869
Distributions on our limited partnership interests	10,083	9,350	29,156	27,447

Total cash distributions to us	$16,039	$14,214	$45,386	$41,103

Distributions to us as a percentage of total cash distributions	30.8%	29.8%	30.3%	29.5%

(a)	Distributions declared for a quarter are paid by NuStar Energy L.P. within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. For example, we expect to fund capital contributions to NuStar Energy L.P. to maintain our 2% general partner interest in the event NuStar Energy L.P. issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

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

As of September 30, 2007, we had $20.0 million available for borrowing under the Credit Facility.

Employee Benefit Plans

All costs incurred by us related to employee benefit plans are reimbursed by NuStar Energy L.P. at cost. Additionally, NuStar Energy L.P. reimburses us for the compensation expense of restricted unit and unit option awards granted to employees of NuStar GP, LLC under various long-term incentive plans. For 2006, compensation expense pertaining to awards of restricted units and unit options to corporate officers of Valero Energy was reimbursed by Valero Energy affiliates. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets. For the nine months ended September 30, 2007, we contributed $9.2 million to our pension plan.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2006.

PORT OF VANCOUVER MATTER

NuStar Energy L.P. owns a chemical and refined product terminal on property owned by the Port of Vancouver, and it leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on NuStar Energy L.P.’s site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, NuStar Energy L.P. has negotiated with the Washington Department of Ecology, and on November 7, 2007, NuStar Energy L.P. entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes.

Item 1A.	Risk Factors

NuStar Energy L.P.’s pending acquisition of CITGO Asphalt Refining Company’s East Coast Asphalt Operations may not be successful and it may not realize the anticipated benefits from this acquisition.

NuStar Energy L.P. may be unable to obtain the governmental and regulatory approvals necessary in order to consummate the acquisition of the East Coast Asphalt Operations. Further, the other customary conditions to closing may not be satisfied, or the parties may agree to terminate the agreement, and as a result NuStar Energy may not be able to consummate the transaction without a material adjustment to its proposed terms or at all, which may have an adverse effect on the trading price of both NuStar Energy’s and our units. Even if NuStar Energy does obtain all required approvals, and even if the other conditions to the consummation of the acquisition are satisfied, NuStar Energy’s acquisition of the East Coast Asphalt Operations may pose risks to NuStar Energy’s business. In addition to the risks ordinarily associated with an acquisition, NuStar Energy will also be exposed to risks specific to the East Coast Asphalt Operations, such as:

•	earnings volatility;

•	additional working capital requirements;

•	dependence on Petróleos de Venezuela S.A. as the exclusive supplier of crude oil; and

•	the asphalt operations’ exposure to the volatility of the cost of crude oil and the price and volumes at which asphalt may be sold.

Accordingly, NuStar Energy may not be able to realize strategic, operational and financial benefits as a result of the East Coast Asphalt Operations acquisition, which could adversely affect its operating and financial results.

In addition, NuStar Energy will face certain challenges as it works to integrate the asphalt operations into its business. In particular, the acquisition of the East Coast Asphalt Operations will, by adding two refineries, expand NuStar Energy’s operations and the types of businesses in which NuStar Energy engages, significantly expand its geographic scope and increasing the number of its employees, thereby presenting NuStar Energy with significant challenges as it works to manage the increase in scale resulting from the acquisition. NuStar Energy has to integrate a large number of systems, both operational and administrative, which it has not historically used in its operations. Delays in this process could have a material adverse effect on NuStar Energy’s revenues, expenses, operating results and financial condition. In addition, events outside of NuStar Energy’s control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect its ability to realize the anticipated benefits from the acquisition of the East Coast Asphalt Operations.

Further, the asphalt operations may not perform in accordance with NuStar Energy’s expectations, it may lose customers or key employees, and its expectations with regards to integration and synergies may not be fully realized. NuStar Energy’s failure to successfully integrate and operate the asphalt refineries, and to realize the anticipated benefits of the acquisition, could adversely affect its operating and financial results.

Item 6.	Exhibits

+Exhibit 10.01	Form of Non-employee Director Restricted Unit Agreement under NuStar GP Holdings, LLC’s Long-Term Incentive Plan- incorporated by reference to Exhibit 10.02 to NuStar GP Holdings, LLC’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007.

+Exhibit 10.02	Form of Unit Option Award Agreement under NuStar GP Holdings, LLC’s Long-Term Incentive Plan- incorporated by reference to Exhibit 10.03 to NuStar GP Holdings, LLC’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007.

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
November 9, 2007

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 9, 2007

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 9, 2007