Form 10-K
period 2007-12-31
NuStar GP Holdings, LLC
filed 2008-02-29
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-32940

NUSTAR GP HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 West San Antonio, Texas	78248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (210) 918-2000

Securities registered pursuant to Section 12(b) of the Act: Units representing limited liability company membership interests listed on the New York Stock Exchange.

Securities registered pursuant to 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of units held by non-affiliates was approximately $1,626 million based on the last sales price quoted as of June 29, 2007, the last business day of the registrant’s most recently completed second quarter.

The number of units outstanding as of February 1, 2008 was 42,508,263.

PART I

Unless otherwise indicated, the terms “NuStar GP Holdings, LLC,” “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 29 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

ITEMS 1., 1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW

NuStar GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Our principal executive offices are located at 2330 North Loop 1604 West, San Antonio, Texas 78248 and our telephone number is (210) 918-2000.

Our only cash generating assets are our ownership interests in NuStar Energy L.P., a publicly traded Delaware limited partnership (NuStar Energy) (NYSE: NS). NuStar Energy, through its subsidiaries, operates independent terminals and petroleum liquids pipeline systems in the United States, operates terminals in the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom and purchases certain petroleum products for resale to third parties. As of December 31, 2007, our aggregate ownership interests in NuStar Energy consist of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,220,350 common units of NuStar Energy representing a 20.3% limited partner interest in NuStar Energy.

Our primary objective is to increase per unit distributions to our unitholders by actively supporting NuStar Energy in executing its business strategy, which includes continued growth through expansion projects and strategic acquisitions. We may facilitate NuStar Energy’s growth through the use of our capital resources, which could involve capital contributions, loans or other forms of financial support.

NuStar Energy is required by its partnership agreement to distribute all of its available cash at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of NuStar Energy’s business or to provide funds for future distributions. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. However, unlike NuStar Energy, we do not have a general partner or incentive distribution rights. Therefore, all of our distributions are made on our units, which are our only class of securities outstanding.

Our internet website address is http://www.nustargpholdings.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar GP Holdings, LLC, 2330 North Loop 1604 West, San Antonio, Texas 78248.

RECENT DEVELOPMENTS

On November 19, 2007, NuStar Energy issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit resulting in total proceeds of $143.1 million, net of issuance costs. In order to maintain our 2% general partner interest, we contributed $3.0 million to NuStar Energy.

On November 6, 2007, NuStar Energy entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations) for approximately $450.0 million, plus an inventory adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

ORGANIZATIONAL HISTORY AND STRUCTURE

Valero GP Holdings, LLC was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) (NYSE: VLO), acquired UDS Logistics in connection with its December 31, 2001 acquisition (The UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings, LLC in January 2006 and then to NuStar GP Holdings, LLC in April 2007. Prior to April 2007, our units were traded on the NYSE under the symbol “VEH” and the common units of NuStar Energy were traded under the symbol “VLI.”

On June 1, 2006, Valero Energy contributed its ownership interest in NuStar GP, LLC to NuStar GP Holdings in exchange for an additional ownership interest in NuStar GP Holdings. As a result, NuStar GP, LLC, Riverwalk Logistics, and Riverwalk Holdings are wholly owned subsidiaries of NuStar GP Holdings.

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

In two separate public offerings in 2006, Valero Energy sold their ownership interest in NuStar GP Holdings. We did not receive any proceeds from either public offering, and Valero Energy’s ownership interest in NuStar GP Holdings was reduced to zero.

The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2007.

EMPLOYEES

Our wholly owned subsidiary, NuStar GP, LLC, pursuant to the Administration Agreement, provides administrative services to us. As of December 31, 2007, NuStar GP, LLC had 1,104 employees. We believe that NuStar GP, LLC’s relationship with these employees is satisfactory.

ENVIRONMENTAL AND SAFETY REGULATION

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

PROPERTIES

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

RISK FACTORS

RISKS INHERENT IN AN INVESTMENT IN US

Our only cash generating assets are our ownership interests in NuStar Energy. Our cash flow and ability to make distributions is therefore completely dependent upon the ability of NuStar Energy to make cash distributions to its partners, including us. If NuStar Energy does not make cash distributions or reduces the level of cash distributions to its partners, we may not have sufficient cash to pay distributions.

Our operating cash flow is currently completely dependent upon NuStar Energy making cash distributions to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of crude oil and refined product transported in its pipelines;

•	throughput volumes in its terminals and storage facilities;

•	tariff rates and fees it charges and the margins it realizes for its services;

•	the results of its marketing, trading and hedging activities;

•	the level of its operating costs;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the effect of worldwide energy conservation measures; and

•	prevailing economic conditions.

In addition, the actual amount of cash that NuStar Energy will have available for distribution will depend on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	receipts or payments under interest rate swaps;

•	the sources of cash used to fund its acquisitions;

•	the level of capital expenditures it makes;

•	fluctuations in its working capital needs;

•	issuances of debt and equity securities; and

•	adjustments in cash reserves made by NuStar Energy’s general partner in its discretion.

Because of these factors, NuStar Energy may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. Furthermore, cash distributions to NuStar Energy unitholders depend primarily upon cash flow, and not solely on profitability, which is affected by non-cash items. Therefore, NuStar Energy may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records net income.

In the future, we may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from NuStar Energy, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions NuStar Energy makes to its unitholders, including us. We cannot assure you that NuStar Energy will continue to make quarterly distributions at its current level of $0.985 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if NuStar Energy increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by NuStar Energy to us. Our ability to distribute cash received from NuStar Energy to our unitholders is limited by a number of factors, including:

•	interest expense and principal payments on any indebtedness we may incur;

•	restrictions on distributions contained in any future debt agreements;

•	our general and administrative expenses, including expenses we incur as a public company;

•	expenses of our subsidiaries, including tax liabilities of our corporate subsidiaries;

•

reserves necessary for us to make the necessary capital contributions to maintain our 2% general partner interest in NuStar Energy, as required by the partnership agreement of NuStar Energy upon the issuance of additional partnership securities by NuStar Energy; and

•	reserves our board of directors believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.36 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.36 per unit.

NuStar Energy’s unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our indirect general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.

We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. We own a 20.3% limited partner interest in NuStar Energy, and the public unitholders own 77.7%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash as or be as valuable as the 2% general partner interest and incentive distribution rights had we retained them.

NuStar Energy’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate the growth strategy of NuStar Energy. Our board of directors can give this consent without a vote of our unitholders.

We indirectly own NuStar Energy’s general partner, which owns the incentive distribution rights in NuStar Energy that entitle us to receive increasing percentages, up to a maximum of 23%, of any cash distributed by NuStar Energy as it exceeds a distribution of $0.60 per NuStar Energy common unit in any quarter. A substantial portion of the cash flows we receive from NuStar Energy is provided by these incentive distributions. Our limited liability company agreement provides that our board of directors may consent to the elimination, reduction or modification of the incentive distribution rights without our unitholders’ approval if our board determines that the elimination, reduction or modification will not adversely affect our unitholders in any material respect.

Restrictions in our credit facility limit our ability to make distributions to our unitholders.

Our credit facility contains covenants limiting our ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to our unitholders. The credit facility also contains covenants requiring NuStar Energy to maintain certain financial ratios. Our and NuStar Energy’s ability to comply with any restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we or NuStar Energy are unable to comply with these restrictions and covenants, a significant portion of any indebtedness under our credit facility may become immediately due and payable, and our lenders’ commitment to make loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

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

Our ability to sell our ownership interests in NuStar Energy may be limited by securities laws restrictions and liquidity constraints.

All of the units of NuStar Energy that we own are unregistered, restricted securities, within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these units, we are limited to selling into the market in any three-month period an amount of NuStar Energy common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. We face contractual limitations on our ability to sell our 2% general partner interest and incentive distribution rights and the market for such interests is illiquid.

The market price of our units could be adversely affected by sales of substantial amounts of our units into public markets, including sales by our existing unitholders.

Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns approximately 14% of our outstanding units.

Distributions on our incentive distribution rights in NuStar Energy are more uncertain than distributions on the common units we hold.

Our indirect ownership of the incentive distribution rights in NuStar Energy entitles us to receive our pro rata share of specified percentages of total cash distributions made by NuStar Energy with respect to any particular quarter only in the event that NuStar Energy distributes more than $0.60 per unit for such quarter. As a result, the holders of NuStar Energy’s common units have a priority over the holders of NuStar Energy’s incentive distribution rights to the extent of cash distributions by NuStar Energy up to and including $0.60 per unit for any quarter.

Our incentive distribution rights entitle us to receive increasing percentages, up to 23%, of all cash distributed by NuStar Energy. Because the incentive distribution rights currently participate at the maximum 23% target cash distribution level in all distributions made by NuStar Energy at or above the current distribution level, future growth in distributions we receive from NuStar Energy will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Furthermore, a decrease in the amount of distributions by NuStar Energy to less than $0.66 per common unit per quarter would reduce our percentage of the incremental cash distributions above $0.60 per common unit per quarter from 23% to 8%. As a result, any such reduction in quarterly cash distributions from NuStar Energy would have the effect of disproportionately reducing the amount of all distributions that we receive from NuStar Energy based on our ownership interest in the incentive distribution rights in NuStar Energy as compared to cash distributions we receive from NuStar Energy on our 2% general partner interest in NuStar Energy and our NuStar Energy common units.

If NuStar Energy’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of NuStar Energy, it may not be able to satisfy its obligations and its cash flows will be reduced.

The general partner of NuStar Energy and its affiliates may make expenditures on behalf of NuStar Energy for which they will seek reimbursement from NuStar Energy. In addition, under Delaware law, the general partner, in its capacity as the general partner of NuStar Energy, has unlimited liability for the obligations of NuStar Energy, such as its debts and environmental liabilities, except for those contractual obligations of NuStar Energy that are expressly made without recourse to the general partner. To the extent Riverwalk Logistics, L.P. incurs obligations on behalf of NuStar Energy, it is entitled to be reimbursed or indemnified by NuStar Energy. If NuStar Energy does not reimburse or indemnify its general partner, Riverwalk Logistics, L.P. may be unable to satisfy these liabilities or obligations, which would reduce its cash flows. In turn, Riverwalk Logistics, L.P. would have less cash to distribute to us.

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

Because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. In fact, our growth is currently completely dependent upon NuStar Energy’s ability to increase its quarterly distributions because our only cash-generating assets are indirect ownership interests in NuStar Energy. If we issue additional units or incur debt to fund acquisitions and growth capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

Consistent with the terms of its partnership agreement, NuStar Energy distributes to its partners its available cash each quarter. In determining the amount of cash available for distribution, NuStar Energy sets aside cash reserves, which it uses to fund its growth capital expenditures. Additionally, it has relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund its acquisition capital expenditures. Accordingly, to the extent NuStar Energy does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. In addition, to the extent NuStar Energy issues additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that NuStar Energy will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance its growth strategy would result in increased interest expense to NuStar Energy, which in turn may impact the available cash that we have to distribute to our unitholders.

If in the future we cease to manage NuStar Energy, we may be deemed to be an investment company under the Investment Company Act of 1940, which would cause us either have to register as an investment company, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights.

If we cease to manage NuStar Energy as a consequence of Riverwalk Logistics, L.P.’s removal or withdrawal as NuStar Energy’s general partner or otherwise, and are deemed to be an investment company under the Investment Company Act of 1940 because of our ownership of NuStar Energy partnership interests, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the sale and purchase of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage.

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

NuStar Energy may issue additional NuStar Energy units, which may increase the risk that NuStar Energy will not have sufficient available cash to maintain or increase its per unit cash distribution level and that we will have to make a capital contribution to NuStar Energy.

NuStar Energy may issue additional NuStar Energy units, including units that rank senior to the NuStar Energy common units and the incentive distribution rights as to quarterly cash distributions, on the terms and conditions established by its general partner. Additionally, we are required to make additional capital contributions to NuStar Energy upon NuStar Energy’s issuance of additional units in order to maintain our 2% general partner interest in NuStar Energy. Furthermore, to the extent NuStar Energy issues units that are senior to the NuStar Energy common units and the incentive distribution rights, their issuance will render more uncertain the payment of distributions on the common units and the incentive distribution rights. Neither the common units nor the incentive distribution rights are entitled to any arrearages from prior quarters. The payment of distributions on any additional NuStar Energy units may increase the risk that NuStar Energy will be unable to maintain or increase its per unit cash distribution level and the requirement that we make capital contributions to NuStar Energy to maintain our 2% general partner interest may impact the available cash that we have to distribute to our unitholders.

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

NuStar Energy’s unitholders may not have limited liability if a court finds that limited partner actions constitute control of NuStar Energy’s business and may therefore become liable for certain of NuStar Energy’s obligations, which may impact the cash we have available to make distributions.

Under Delaware law, unitholders could be held liable for NuStar Energy’s obligations to the same extent as a general partner if a court determined that actions of a unitholder constituted participation in the “control” of NuStar Energy’s business.

Under Delaware law, the general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a limited partner may be liable to NuStar Energy for the amount of a distribution for a period of three years from the date of the distribution.

RISKS RELATED TO CONFLICTS OF INTEREST

Although we manage NuStar Energy through our indirect ownership of its general partner, NuStar Energy’s general partner owes fiduciary duties to NuStar Energy and NuStar Energy’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including NuStar Energy’s general partner, on the one hand, and NuStar Energy and its limited partners, on the other hand. The directors and officers of NuStar GP, LLC have fiduciary duties to manage NuStar Energy’s business in a manner beneficial to us, its owner. At the same time, NuStar GP, LLC has a fiduciary duty to manage NuStar Energy in a manner beneficial to NuStar Energy and its unitholders. The board of directors of NuStar GP, LLC or its conflicts committee will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. Our independent directors will not be the same as the independent directors who serve on the conflicts committee of NuStar GP, LLC. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to NuStar Energy and us;

•	the determination and timing of the amount of cash to be distributed to NuStar Energy’s partners and the amount of cash to be reserved for the future conduct of NuStar Energy’s business;

•	any proposal by NuStar GP, LLC to eliminate, reduce or modify the incentive distribution rights;

•	the decision whether NuStar Energy should make acquisitions, and on what terms;

•

the determination of whether NuStar Energy should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions to NuStar Energy’s partners or otherwise; and

•	any decision we make in the future to engage in business activities independent of, or in competition with, NuStar Energy.

Our limited liability agreement limits and modifies our directors’ fiduciary duties and the fiduciary duties of our officers and directors may conflict with those of the general partner of NuStar Energy’s general partner’s officers and directors.

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

Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our unitholders. Simultaneously, two of our directors and all of our officers are also directors and officers of NuStar GP, LLC, the general partner of NuStar Energy’s general partner, and have fiduciary duties to manage the business of NuStar Energy in a manner beneficial to NuStar Energy and its unitholders. For instance, William E. Greehey is our Chairman of the Board as well as the Chairman of the Board of NuStar GP, LLC. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to NuStar Energy, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, we share certain executive officers and administrative personnel with NuStar GP, LLC to operate both our business and NuStar Energy’s business. Our executive officers, who are also the executive officers of NuStar GP, LLC, will allocate, in their reasonable and sole discretion, their time spent on our behalf and on behalf of NuStar Energy. These allocations may not be the result of arms-length negotiations between NuStar GP, LLC and us, and therefore the allocations may not exactly match the actual time and overhead spent.

RISKS RELATED TO NUSTAR ENERGY’S BUSINESS

Reduced demand for refined products could affect NuStar Energy’s results of operations and ability to make distributions to its partners, including us.

Any sustained decrease in demand for refined products in the markets served by NuStar Energy’s pipelines could result in a significant reduction in throughput in our crude oil and refined product pipelines and therefore in NuStar Energy’s cash flow, reducing NuStar Energy’s ability to make distributions to its partners, including us. Factors that could lead to a decrease in market demand include:

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

•

an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for gasoline. Market prices for crude oil and refined products are subject to wide fluctuation in response to changes in global and regional supply that are beyond NuStar Energy’s control, and increases in the price of crude oil may result in a lower demand for refined products; and

•

the increased use of alternative fuel sources, such as battery-powered engines. Several state and federal initiatives mandate this increased use. For example, the Energy Policy Act of 1992 requires 75% of new vehicles purchased by federal agencies since 1999, 75% of all new vehicles purchased by state governments since 2000, and 70% of all new vehicles purchased for private fleets in 2006 and thereafter to use alternative fuels.

A decline in production at the Valero Energy refineries NuStar Energy serves or the Tesoro Mandan refinery could materially reduce the volume of crude oil and refined petroleum products NuStar Energy transports or stores in its assets.

A decline in production at the Valero Energy refineries NuStar Energy serves, or at the Tesoro Mandan refinery, could materially reduce the volume of crude oil and refined petroleum products NuStar Energy transports on those pipelines that are connected to these refineries or the volumes of refined petroleum products NuStar Energy stores in related terminals. As a result, NuStar Energy’s financial position and results of operations and its ability to make distributions to its partners could be adversely affected. The Valero Energy refineries served by NuStar Energy’s assets or the Tesoro Mandan refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined petroleum products such as:

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

NuStar Energy depends on Valero Energy for a significant portion of its revenues and throughputs of crude oil and refined products. Any reduction in the crude oil and refined products that NuStar Energy transports or stores for Valero Energy, as a result of scheduled or unscheduled refinery maintenance, upgrades or shutdowns or otherwise, could result in a decline in NuStar Energy’s revenues, earnings and cash available to pay distributions.

NuStar Energy continues to rely on Valero Energy for a significant portion of its revenues. For the year ended December 31, 2007, Valero Energy accounted for approximately 18% of NuStar Energy’s revenues. While some of NuStar Energy’s relationships with Valero Energy are subject to long-term contracts, NuStar Energy may be unable to negotiate extensions or replacements of these contacts on favorable terms, if at all. For example, the Pipelines and Terminals Usage Agreement with respect to the crude oil processed and the refined products produced at Valero Energy’s Ardmore, McKee and Three Rivers refineries will expire on April 16, 2008, and Valero Energy may elect not to renew such agreement or only agree to renew it at substantially less favorable terms.

Additionally, if Valero Energy elects not to renew certain of its contracts with NuStar Energy, it will no longer be precluded from challenging NuStar Energy’s tariffs covered by such contracts. Should Valero Energy successfully challenge some or all of such tariffs, NuStar Energy may be required to reduce these tariffs, which could adversely affect NuStar Energy’s cash flow and therefore its ability to make distributions to its partners, including us.

Because of the geographic location of certain of NuStar Energy’s pipelines, terminals and storage facilities, NuStar Energy depends largely upon Valero Energy to provide throughput for some of its assets. Any decrease in throughputs would cause NuStar Energy’s revenues to decline and adversely affect NuStar Energy’s ability to make cash distributions to its unitholders. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries NuStar Energy serves. Factors that could result in such a decline include:

•	a material decrease in the supply of crude oil;

•	a material decrease in demand for refined products in the markets served by NuStar Energy’s pipelines and terminals;

•	scheduled turnarounds or unscheduled maintenance;

•	operational problems or catastrophic events at a refinery;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery;

•

a decision by Valero Energy to redirect refined products transported in NuStar Energy’s pipelines to markets not served by NuStar Energy’s pipelines or to transport crude oil by means other than NuStar Energy’s pipelines;

•	increasingly stringent environmental regulations, including new EPA fuels content regulations requiring refinery upgrades; or

•	a decision by Valero Energy to sell one or more of the refineries NuStar Energy serves to a purchaser that elects not to use NuStar Energy’s pipelines and terminals.

Unless NuStar Energy is able to find customers with comparable volumes from other sources, the loss of all or even a portion of the volumes of crude oil and refined petroleum products supplied by Valero Energy would have a material adverse effect on NuStar Energy’s business, results of operations and financial condition and NuStar Energy’s ability to make cash distributions.

Under the Pipelines and Terminals Usage Agreement, which expires April 2008, Valero Energy may use other transportation methods or providers for up to 25% of the crude oil processed and refined products produced at the Ardmore, McKee and Three Rivers refineries. Furthermore, Valero Energy is not required to use NuStar Energy’s pipelines if there is a change in market conditions that has a material adverse effect on Valero Energy for the transportation of crude oil and refined products, or in the markets for refined products served by these refineries. These factors could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

The Pipelines and Terminals Usage Agreement expires on April 16, 2008, and Valero Energy may elect not to renew such agreement or only agree to renew it at substantially less favorable terms. If market conditions with respect to the transportation of crude oil or refined products or with respect to the end markets in which Valero Energy sells refined products change in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use NuStar Energy’s pipelines and terminals at the required levels, Valero Energy’s obligation to NuStar Energy will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect. Any suspension of Valero Energy’s obligation could adversely affect throughputs in NuStar Energy’s pipelines and terminals and therefore NuStar Energy’s ability to make distributions to its unitholders, including us.

NuStar Energy’s future financial and operating flexibility may be adversely affected by restrictions in its debt agreements and by its and our leverage.

As of December 31, 2007, NuStar Energy’s consolidated debt was approximately $1.4 billion. Among other things, this amount of debt may be viewed negatively by credit rating agencies, which could result in increased costs to NuStar Energy in accessing the capital markets. NuStar Logistics, L.P. and Kaneb Pipe Line Operating Partnership, L.P. (KPOP) have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with negative outlook. The negative outlook was assigned by the credit rating agencies as a result of NuStar Energy’s announced acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations). Any future downgrade of the debt issued by these wholly owned subsidiaries of NuStar Energy could significantly increase NuStar Energy’s capital costs or adversely affect NuStar Energy’s ability to raise capital in the future.

Debt service obligations, restrictive covenants in its credit facilities and the indentures governing its outstanding senior notes and maturities resulting from this leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions and fund other capital needs and NuStar Energy’s ability to pay cash distributions to unitholders. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of its debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders.

Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current rates.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.

NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2007, NuStar Energy had approximately $1.4 billion of consolidated debt, of which $0.7 billion was at fixed interest rates and $0.7 billion was at variable interest rates after giving effect to interest rate swap agreements. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

NuStar Energy may not be able to integrate effectively and efficiently with future businesses or operations it may acquire. Any future acquisitions may substantially increase the levels of NuStar Energy’s indebtedness and contingent liabilities.

Part of NuStar Energy’s business strategy includes acquiring additional assets that complement NuStar Energy’s existing asset base and distribution capabilities or provide entry into new markets. NuStar Energy may not be able to identify suitable acquisitions, or it may not be able to purchase or finance any acquisitions on terms that it finds acceptable. Additionally, NuStar Energy competes against other companies for acquisitions, and NuStar Energy may not be successful in the acquisition of any assets or businesses appropriate for its growth strategy. NuStar Energy’s capitalization and results of operations may change significantly as a result of future acquisitions, and you will not have the opportunity to evaluate the economic, financial and other relevant information that NuStar Energy will consider in connection with any future acquisitions. Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to NuStar Energy’s acquisition for which it is not indemnified or for which indemnity is inadequate, may adversely affect NuStar Energy’s ability to realize the anticipated benefit from an acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. Successful business combinations will require NuStar Energy’s management and other personnel to devote significant amounts of time to integrating the acquired businesses with NuStar Energy’s existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If NuStar Energy does not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, NuStar Energy’s business and financial condition could be adversely affected.

NuStar Energy’s pending acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets may not be successful and NuStar Energy may not realize the anticipated benefits from this acquisition.

NuStar Energy may be unable to consummate the acquisition of the East Coast Asphalt Operations. Customary conditions to closing may not be satisfied, or the parties may agree to terminate the agreement and, as a result, NuStar Energy may not be able to consummate the transaction without a material adjustment to its proposed terms or at all, which may have an adverse effect on the trading price of NuStar Energy’s units. Even if all other conditions to the consummation of the acquisition are satisfied, NuStar Energy’s acquisition of the East Coast Asphalt Operations may pose risks to its business. In addition to the risks ordinarily associated with an acquisition, NuStar Energy will also be exposed to risks specific to the East Coast Asphalt Operations, such as:

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

In addition, NuStar Energy will face certain challenges as it works to integrate the asphalt operations into its business. In particular, the acquisition of the East Coast Asphalt Operations will, by adding two refineries, expand NuStar Energy’s operations and the types of businesses in which it engages, significantly expanding NuStar Energy’s geographic scope and increasing the number of its employees, thereby presenting NuStar Energy with significant challenges as it works to manage the increase in scale resulting from the acquisition. NuStar Energy must integrate a large number of systems, both operational and administrative, which it has not historically used in its operations. Delays in this process could have a material adverse effect on NuStar Energy’s revenues, expenses, operating results and financial condition. In addition, events outside of NuStar Energy’s control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect its ability to realize the anticipated benefits from the acquisition of the East Coast Asphalt Operations.

Further, the asphalt operations may not perform in accordance with NuStar Energy’s expectations, NuStar Energy may lose customers or key employees, and its expectations with regards to integration and synergies may not be fully realized. NuStar Energy’s failure to successfully integrate and operate the asphalt refineries, and to realize the anticipated benefits of the acquisition, could adversely affect our operating and financial results.

The East Coast Asphalt Operations are dependent upon a steady supply of crude oil from PDVSA, the national oil company of Venezuela, and the Venezuelan economic and political environment may disrupt its supply of Venezuelan crude oil.

The terms of the acquisition of the East Coast Asphalt Operations include commitments, over a minimum seven-year period, to purchase from PDVSA an annual average of 75,000 barrels per day of crude oil and provide NuStar Energy with a right of first offer to purchase up to 4,000,000 barrels of paving grade asphalt and 4,750,000 barrels of roofing flux asphalt each year for marketing and sale.

Venezuela has been experiencing political, economic and social turmoil, including labor strikes and demonstrations. Such instability could severely affect or halt PDVSA’s production or delivery of crude oil or asphalt. For example, in January 2008, Venezuela’s president ordered the halt of asphalt exports to the U.S. and threatened to nationalize companies that monopolize asphalt production in the country. Further, NuStar Energy may be forced to replace all or a portion of the crude oil it would normally have purchased under its PDVSA crude oil supply contract with purchases of crude oil on the spot market on pricing and credit terms that are less favorable than it would have obtained under the PDVSA crude oil supply contract. The pricing terms of its crude oil supply contract with PDVSA will be designed to provide a measure of stability to its refining margins. If it is required to make purchases on the spot market instead of under its contract NuStar Energy will lose this protection. As a result, if it experiences disruption to its purchases of crude oil under the PDVSA crude oil supply contract, NuStar Energy could experience additional volatility in its earnings and cash flow.

Additionally, the Paulsboro refinery and the Savannah refinery are optimized to process specific types of crude oil that are only produced in Venezuela. Processing alternate crudes would result in reduced refinery run rates, significantly reduced production, and additional capital expenditures, which could be material. Accordingly, any disruption of NuStar Energy’s supply of crude oil from Venezuela would result in substantially lower revenues and additional volatility in its earnings and cash flow.

A significant interruption or casualty loss at one of the refineries included in the East Coast Asphalt Operations could reduce its production, particularly if not fully covered by its insurance.

Upon closing the pending acquisition of the East Coast Asphalt Operations, NuStar Energy’s business will include owning and operating refineries. As a result, its operations could be subject to significant interruption if one of its refineries were to experience a major accident or fire, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. These hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of its related operations. NuStar Energy also faces risks of mechanical failure and equipment shutdowns. If any of these situations occur, undamaged refinery processing units may be dependent on or interact with damaged sections of its refineries and, accordingly, are also subject to being shut down. In the event any of its refining facilities are forced to shut down for a significant period of time, it would have a material adverse effect on NuStar Energy’s earnings, its other results of operations and its financial condition as a whole.

NuStar Energy carries property and casualty insurance policies which contain limits, terms, conditions, exclusions and deductibles that will impact the amount of any recovery from a loss. As a result of market conditions, premiums and deductibles for certain insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If NuStar Energy were to incur a significant liability for which it was not fully insured, it could diminish NuStar Energy’s ability to make distributions to unitholders, including us.

The price volatility of hydrocarbon products and by-products can reduce NuStar Energy’s results of operations and ability to make distributions to its unitholders, including us.

Expected revenues from the acquisition of the East Coast Asphalt Operations will be mostly generated by the refining of crude oil into asphalt products and other products and the marketing thereof. The price and market value of hydrocarbon products and by-products is volatile. NuStar Energy’s revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of its inventory. Future price volatility could have an adverse impact on NuStar Energy’s results of operations, cash flow and ability to make distributions to its unitholders, including us.

The operating results for the asphalt NuStar Energy will produce and sell, following the closing of the acquisition of the East Coast Asphalt Operations, will be seasonal and generally lower in the first and fourth quarters of the year.

The operating results and selling prices of asphalt products NuStar Energy will produce can be seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters due to the seasonality of road construction. In addition, NuStar Energy’s natural gas costs can be higher during the winter months. NuStar Energy’s operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality. As a result, NuStar Energy’s results and ability to make distributions to its unitholders, including us, may be adversely affected during periods with seasonally lower operating results.

Following the closing of the acquisition of the East Coast Asphalt Operations, NuStar Energy could be subject to damages based on claims brought against it by NuStar Energy’s customers or lose customers as a result of the failure of its products to meet certain quality specifications.

The specialty asphalt products produced at the refineries of the East Coast Asphalt Operations provide precise performance attributes to NuStar Energy’s customers’ products. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against NuStar Energy could result in a loss of one or more customers and reduce its ability to make distributions to unitholders, including us.

NuStar Energy may incur liabilities from the refining assets acquired in the acquisition of the East Coast Asphalt Operations. These costs and liabilities may not be covered by indemnification rights NuStar Energy will have against the seller of the assets.

Some of the assets included in the East Coast Asphalt Operations have been used for many years to refine and store asphalt products. Releases may have occurred prior to NuStar Energy’s acquisition that require remediation. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect NuStar Energy’s financial position and results of operations.

The obligations of several of the East Coast Asphalt Operations’ key customers under their terminalling services agreements, as evidenced through “Key Customer” supply contracts, may be reduced or suspended in some circumstances, which would adversely affect NuStar Energy’s financial condition and results of operations.

The East Coast Asphalt Operations’ outstanding agreements with several of NuStar Energy’s significant customers provide that, if any of a number of events occur, which are referred to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, the customer’s obligations would be temporarily suspended with respect to that facility. In that case, a significant customer’s minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, NuStar Energy’s revenues and results of operations could be materially adversely affected.

Competition in the asphalt industry is intense, and such competition in the markets in which NuStar Energy sell its asphalt products could adversely affect its earnings and ability to make distributions to its unitholders, including us.

The East Coast Asphalt Operations compete with other refiners and with regional and national asphalt marketing companies. Many of these competitors are larger, more diverse companies with greater resources, providing them advantages in obtaining crude oil and other blendstocks and in competing through bidding process for asphalt supply contracts.

NuStar Energy’s marketing and trading business may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies and could result in significant financial losses.

NuStar Energy’s marketing and trading business for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt may expose NuStar Energy to price volatility risk. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk. NuStar Energy may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products on demand or rising costs of carrying some inventories. Further, NuStar Energy’s marketing and trading activities, including its hedging activities, may cause volatility in NuStar Energy’s earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.

NuStar Energy’s risk management policies may not eliminate all price risk since open trading positions will expose it to price volatility. Further, there is a risk that NuStar Energy’s risk management policies will not be complied with. Although NuStar Energy has designed procedures to anticipate and detect non-compliance, there are no assurances these steps will detect and prevent all violations of NuStar Energy’s trading policies and procedures, particularly if deception and other intentional misconduct are involved.

As a result of the risks described above, the activities associated with NuStar Energy’s marketing and trading business may expose NuStar Energy to volatility in earnings and financial losses, which may adversely affect its financial condition and ability to distribute cash to unitholders, including us.

NuStar Energy’s operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require NuStar Energy to make substantial expenditures.

NuStar Energy’s operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of petroleum and other products, such as specialty liquids, produces a risk that these products may be suddenly released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. NuStar Energy owns or leases a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under NuStar Energy’s control. If NuStar Energy were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions to its unitholders, including us, and its ability to meet its debt service requirements.

Some of NuStar Energy’s pipelines are interstate common carrier pipelines, subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Interstate Commerce Act (ICA).

Under the ICA, common carrier pipelines must maintain tariffs on file with the FERC. These tariffs include the rates NuStar Energy charges for providing transportation services on its common carrier pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that such rates on interstate common carrier pipelines be “just and reasonable” and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy annually adjusts its rates in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. In 2003, the FERC made a significant positive adjustment to the index that oil pipelines use to adjust their regulated tariffs for inflation. The former index used percent growth in the producer price index for finished goods, and then subtracted one percent. The index adjustment in 2003 eliminated the one percent reduction. Pursuant to a subsequent review of the index by the FERC in 2005, the index is now measured by the producer price index for finished goods plus 1.3%, and it will apply for five years, commencing July 1, 2006. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. As a result of the 2003 index adjustment, NuStar Energy filed for indexed rate adjustments on a number of its pipelines and realized benefits from the new index. However, if the index results in a negative adjustment, NuStar Energy will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. The FERC’s authorized rate-making methodologies may also delay the use or implementation of rates that reflect increased costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.

NuStar Energy’s pipeline operations are subject to FERC rate-making principles that could have an adverse impact on its ability to recover the full cost of operating its pipeline facilities and NuStar Energy’s ability to make distributions to its unitholders, including us.

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. The new tax allowance policy and the FERC’s application of that policy were appealed to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court), and, on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which NuStar Energy will ultimately be entitled is not certain. If the FERC were to disallow a substantial portion of NuStar Energy’s income tax allowance, it is possible that the maximum rates that could be charged could decrease from current levels.

The rates that NuStar Energy may charge on its interstate pipelines are subject to regulation by the Surface Board of Transportation.

The Surface Transportation Board (STB), a part of the U.S. Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of ammonia. Transportation rates must be reasonable and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not need to provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and NuStar Energy holds market power, then it may be required to show that its rates are reasonable.

Some shipments on NuStar Energy’s pipeline system move within a single state and thus are considered to be intrastate commerce.

Shipments on NuStar Energy’s pipeline system are subject to regulation with respect to intrastate transportation by state regulatory authorities in the states of Colorado, Kansas, Louisiana, North Dakota and Texas.

Increases in natural gas and power prices could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

Power costs constitute a significant portion of NuStar Energy’s operating expenses. Power costs represented approximately 10.9% of NuStar Energy’s operating expenses for the year ended December 31, 2007. NuStar Energy uses mainly electric power at its pipeline pump stations and terminals and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices remain high or increase further, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to NuStar Energy’s unitholders, including us.

NuStar Energy’s exposure to a diversified national and international geographic asset and product mix may have an adverse impact on its results of operations.

NuStar Energy’s business is geographically diversified both in the United States and internationally, which exposes NuStar Energy to supply and demand risks in different markets. A significant overall decrease in supply or demand for refined petroleum products or anhydrous ammonia may have an adverse effect on NuStar Energy’s financial condition. Further, NuStar Energy has significant international terminalling operations, which exposes it to risks particular to such operations. A significant decrease in supply or demand at NuStar Energy’s main international terminals in Point Tupper, Nova Scotia or St. Eustatius, the Netherlands Antilles, as well as foreign currency risks and other risks associated with operations in foreign legal and political environments, could have an adverse impact on NuStar Energy’s financial results.

NuStar Energy’s pipeline integrity program may subject it to significant costs and liabilities.

As a result of pipeline integrity testing under the Pipeline Safety Improvement Act of 2002, NuStar Energy may incur significant and unanticipated operating and capital expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines. Further, the Act or an increase in public expectations for pipeline safety may require additional reporting, the replacement of NuStar Energy’s pipeline segments, additional monitoring equipment, and more frequent inspection or testing of NuStar Energy’s pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should NuStar Energy fail to comply with the U.S. Department of Transportation rules, and related regulations and orders, it could be subject to penalties and fines, which could have a material adverse effect on its ability to make distributions to its unitholders, including us.

NuStar Energy’s operations are subject to operational hazards and unforeseen interruptions for which it may not be adequately insured.

NuStar Energy’s operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond its control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in NuStar Energy’s operations. NuStar Energy may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of NuStar Energy’s insurance policies have increased substantially, and could escalate further. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, NuStar Energy’s insurance carriers require broad exclusions for losses due to terrorist acts. If NuStar Energy were to incur a significant liability for which it was not fully insured, such a liability could have a material adverse effect on NuStar Energy’s financial position and its ability to make distributions to its unitholders, including us, and to meet its debt service requirements.

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to NuStar Energy’s business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact NuStar Energy’s results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on NuStar Energy in particular, is not known at this time. Increased security measures taken by NuStar Energy as a precaution against possible terrorist attacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect NuStar Energy’s operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror or instability in the financial markets that could restrict NuStar Energy’s ability to raise capital.

NuStar Energy may sell additional limited partnership units without unitholder approval, diluting existing interests of its unitholders, including us.

NuStar Energy’s partnership agreement allows it to issue an unlimited number of additional limited partnership units and certain other equity securities without unitholder approval. When NuStar Energy issues additional limited partnership units or other equity securities, the proportionate partnership interest of its existing unitholders will decrease. The issuance could negatively affect the amount of cash distributed to unitholders and the market price of the limited partnership units. Issuance of additional units will also diminish the relative voting strength of the previously outstanding units.

Tax Risks to Our Unitholders

If we or NuStar Energy were treated as a corporation for federal or state income tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The value of our investment in NuStar Energy depends largely on NuStar Energy being treated as a partnership for federal income tax purposes.

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

If NuStar Energy were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or NuStar Energy to be treated as a corporation for federal income tax purposes or otherwise subjecting us or NuStar Energy to entity level taxation. In addition, because of widespread state budget deficits, and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, the State of New Jersey imposes a state level tax which NuStar Energy currently pays at the maximum amount of $250,000. Partnerships and limited liability companies, unless specifically exempted, are also subject to a state level tax imposed on Texas source revenues. Specifically, the Texas margin tax is imposed at a maximum effective tax rate of 0.7% of our gross revenue or 1% of our gross margin that is apportioned to Texas. Imposition of an entity level tax on us or NuStar Energy by Texas, or additional states, will reduce the cash available for distribution to our unitholders.

NuStar Energy has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of NuStar Energy. The IRS may challenge this treatment, which could adversely affect the value of NuStar Energy’s common units and our common units.

When we or NuStar Energy issue additional units or engage in certain other transactions, NuStar Energy determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of NuStar Energy’s public unitholders and us. NuStar Energy’s methodology may be viewed as understating the value of NuStar Energy’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain NuStar Energy public unitholders and us, which may be unfavorable to such NuStar Energy unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to NuStar Energy’s intangible assets and a lesser portion allocated to NuStar Energy’s tangible assets. The IRS may challenge NuStar Energy’s valuation methods, our methods, or NuStar Energy’s allocation of the Section 743(b) adjustment attributable to NuStar Energy’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of NuStar Energy’s public unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or the NuStar Energy unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or NuStar Energy’s unitholders and could have a negative impact on the value of our common units or those of NuStar Energy or result in audit adjustments to our or NuStar Energy’s unitholders’ tax returns without the benefit of additional deductions.

A successful IRS contest of the federal income tax positions we or NuStar Energy take may adversely impact the market for our or NuStar Energy’s units, and the costs of any contest will reduce cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we or NuStar Energy take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or NuStar Energy take. A court may not agree with all of the positions we or NuStar Energy take. Any contest with the IRS may materially and adversely impact the market for our or NuStar Energy’s units and the prices at which they trade. In addition, the costs of any contest between NuStar Energy and the IRS will result in a reduction in cash available for distribution to NuStar Energy unitholders and thus will be borne indirectly by us, as a unitholder and as the owner of the general partner of NuStar Energy, and by the other unitholders of NuStar Energy. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

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

The sale or exchange of 50% or more of our or NuStar Energy’s capital and profits interests, within a twelve-month period, will result in the termination of our or NuStar Energy’s partnership for federal income tax purposes.

A termination would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income. If our partnership were terminated for federal income tax purposes, each of our unitholders would be allocated an increased amount of federal taxable income for the year in which the partnership is considered terminated and the subsequent years as a percentage of the cash distributed to the unitholder with respect to that period.

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

Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing U.S. Department of Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of units and could have a negative impact on the value of our units or result in audit adjustments to the unitholder’s tax returns.

Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our units.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or NuStar Energy do business or own property. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We or NuStar Energy may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state and local tax returns.

We expect that our ratio of taxable income to cash distributions will be higher than the ratio applicable to holders of common units in NuStar Energy.

We expect that our ratio of taxable income to cash distributions will be higher than the ratio applicable to holders of common units in NuStar Energy. Other holders of common units in NuStar Energy will receive remedial allocations of deductions from NuStar Energy. Any remedial allocations of deductions to us from NuStar Energy will be very limited. In addition, our ownership of NuStar Energy incentive distribution rights will cause more taxable income to be allocated to us from NuStar Energy. If NuStar Energy is successful in increasing its distributions over time, our income allocations from our NuStar Energy incentive distribution rights will increase, and, therefore, our ratio of taxable income to cash distributions will increase.

Items of our income, gain, loss and deduction will be allocated among our unitholders to account for the difference between the fair market value and tax basis of our assets at the time of an offering.

Specified items of income, gain, loss and deduction will be allocated to us from NuStar Energy and among our unitholders to account for the difference between the fair market value and tax basis of NuStar Energy’s assets and our assets at the time the assets were contributed to NuStar Energy (or its predecessors) or at any other offering. The effect of these allocations will be to allocate to us from NuStar Energy and to our unitholders, gain attributable to our share of the difference between the fair market value and the tax basis of NuStar Energy’s assets at these times (including gain attributable to our ownership of the incentive distribution rights). The effect of these allocations to a unitholder purchasing units will be essentially the same as if the tax basis of our and NuStar Energy’s assets were equal to their fair market values at the time of the purchase, with the result that a unitholder purchasing units will not bear the federal income tax burden associated with any existing difference between the fair market value and tax basis of our or NuStar Energy’s assets. The federal income tax burden associated with the difference between the fair market value and tax basis of our assets immediately prior to purchasing units will be borne by our existing unitholders as of that time.

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

NuStar Energy is named as a defendant in litigation relating to NuStar Energy’s normal business operations, including regulatory and environmental matters. NuStar Energy is also insured against various business risks to the extent its management believes is prudent; however, NuStar Energy cannot be assured that the nature and amount of such insurance will be adequate, in every case, to indemnify it against liabilities arising from future legal proceedings as a result of its ordinary business activity. We believe that, should NuStar Energy be unable to defend itself in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on NuStar Energy’s financial position or liquidity. However, if any actual losses exceed the amounts accrued, there could be a material adverse effect on NuStar Energy’s results of operations, which could have a material adverse effect on our results of operations.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the Department of Justice.

PORT OF VANCOUVER MATTER

NuStar Energy owns a chemical and refined product terminal on property owned by the Port of Vancouver, and it leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on NuStar Energy’s site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, NuStar Energy has negotiated with the Washington Department of Ecology, and on November 7, 2007, NuStar Energy entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes. Based on the Agreed Order, and the fact that there is no currently pending claim asserting that Kaneb is responsible for the second plume, NuStar Energy believes at this time that this issue is resolved.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

With respect to the environmental proceedings listed below, if any one or more of them were decided against NuStar Energy, we believe that it would not have a material effect on its consolidated financial position. However, it is not possible to predict the ultimate outcome of any these proceedings or whether such ultimate outcome may have a material effect on its consolidated financial position. We report these proceedings to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, the Illinois State Attorney General’s Office has proposed penalties totaling $133,000 related to a pipeline leak at a storage terminal in Chillicothe, Illinois that NuStar Energy owned through a joint venture with Center Oil Company until NuStar Energy sold its interest in October 2006. The Pipeline and Hazardous Materials Safety Agency has proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. NuStar Energy is currently in settlement negotiations with these government agencies to resolve these matters.

On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at a terminal owned by Shore Terminals, LLC, a wholly owned subsidiary of KPOP (Shore). Since then, the U.S. District Court has also served Shore with three subpoenas and NuStar Energy with two subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy is cooperating fully with the EPA in producing documents in response to the subpoenas. NuStar Energy has no information as to when the EPA will conclude their investigation, and NuStar Energy is also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties. There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts. Because of the preliminary nature of the investigation, NuStar Energy is not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to NuStar Energy’s results of operations in the period NuStar Energy would be required to record a liability, and could be material to NuStar Energy’s cash flows in the periods NuStar Energy would be required to pay such liability.

In a letter dated February 6, 2008, the Department of Justice (the DOJ) advised NuStar Energy that Region VII of the EPA has requested that the DOJ initiate a lawsuit against KPOP for violations of the Clean Water Act. The notice alleges that KPOP violated the Clean Water Act by failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The notice does not specify a penalty amount, but NuStar Energy reasonably believes that such proceeding may result in monetary sanctions of $100,000 or more.

NuStar Energy is also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe the possibility is remote that the final outcome of any of the claims or proceedings to which NuStar Energy is a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	71	Chairman of the Board

Curtis V. Anastasio	51	President, Chief Executive Officer and Director

Bradley C. Barron	42	Senior Vice President, General Counsel and Secretary

Steven A. Blank	53	Senior Vice President, Chief Financial Officer and Treasurer

Thomas R. Shoaf	49	Vice President and Controller

Mr. Greehey became the Chairman of the board of directors of NuStar GP Holdings in March 2006. Mr. Greehey has been the Chairman of the board of directors of NuStar GP, LLC since January 2002. Mr. Greehey served as the Chairman of the board of directors of Valero Energy Corporation from 1979 through January 2007. Mr. Greehey was Chief Executive Officer of Valero Energy from 1979 through December 2005. He was also President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became President and Chief Executive Officer of NuStar GP Holdings in March 2006, and he has been a director since January 2007. Mr. Anastasio has also served as the President and a director of NuStar GP, LLC since December 1999. He also became NuStar GP, LLC’s Chief Executive Officer in June 2000.

Mr. Barron became Senior Vice President, General Counsel and Secretary of NuStar GP Holdings in April 2007. Mr. Barron served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until April 2007. Mr. Barron has also served as Senior Vice President, General Counsel and Secretary of NuStar GP, LLC since April 2007. Mr. Barron served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007. He served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

Mr. Blank became Senior Vice President, Chief Financial Officer and Treasurer of NuStar GP Holdings in March 2006. Mr. Blank became Senior Vice President and Chief Financial Officer of NuStar GP, LLC in January 2002, and he became NuStar GP, LLC’s Treasurer as well in July 2005. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of NuStar GP, LLC. He also served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.

Mr. Shoaf became Vice President and Controller of NuStar GP Holdings in March 2006. He has also served as Vice President and Controller of NuStar GP, LLC since July 2005. Mr. Shoaf served as Vice President-Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC. From 2000 to 2001, Mr. Shoaf was Vice President-Finance of Valero Corporate Services Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “NSH.” At the close of business on February 7, 2008, we had 19 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the year ended December 31, 2007 and 2006 were as follows:

	Price Range of Common Unit
	High	Low
Year 2007
4th Quarter	$35.35	$27.47
3rd Quarter	$38.79	$30.01
2nd Quarter	$38.64	$27.00
1st Quarter	$28.74	$22.40

Year 2006
4th Quarter	$25.00	$19.25
3rd Quarter(1)	$22.25	$19.00

(1)	For the period from July 19, 2006, the date of our initial public offering, through September 30, 2006.

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are the only class of security outstanding.

The cash distributions applicable to each of the quarters in the year ended December 31, 2007 and 2006 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2007
4th Quarter	February 7, 2008	February 19, 2008	$0.36
3rd Quarter	November 8, 2007	November 16, 2007	$0.36
2nd Quarter	August 7, 2007	August 16, 2007	$0.34
1st Quarter	May 7, 2007	May 16, 2007	$0.32

Year 2006
4th Quarter	February 7, 2007	February 16, 2007	$0.3200
3rd Quarter	November 7, 2006	November 17, 2006	0.2574	(1)

(1)	The distribution for the third quarter of 2006 represents a prorated distribution, based on a quarterly cash distribution of $0.32 per unit, for the period from July 19, 2006, the closing date of our initial public offering, through September 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, selected historical financial data for NuStar GP Holdings. On June 1, 2006, Valero Energy contributed its ownership interest in NuStar GP, LLC to NuStar GP Holdings. Therefore, the consolidated financial statements of NuStar GP Holdings include NuStar GP, LLC, Riverwalk Logistics, L.P., and Riverwalk Holdings, LLC. Prior to March 18, 2003, the financial statements of NuStar GP Holdings also consolidated the financial statements of NuStar Energy L.P. On March 18, 2003, NuStar GP Holdings began accounting for its investment in NuStar Energy L.P. under the equity method, which is discussed in Note 2 to the audited financial statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Thousands of Dollars, except per unit data)
Statement of Income Data:
Operating revenues	$—	$—	$—	$—	$24,868
Equity in earnings of NuStar Energy L.P.	46,176	42,983	37,646	35,314	27,418

Total revenues	46,176	42,983	37,646	35,314	52,286
Net income	43,340	30,718	20,293	18,447	16,254
Basic and diluted earnings per unit (a)	1.02	0.72	0.48	0.43	0.38
Cash distributions per unit (b)	1.38	0.58	—	—	—

	As of December 31,
	2007	2006	2005	2004	2003
	(Thousands of Dollars, except per unit data)
Balance Sheet Data:
Total assets	$573,831	$570,493	$410,314	$388,991	$392,937
Total debt (c)	3,000	—	265,961	270,597	283,797
Members’ equity (d)	553,786	555,643	141,780	113,975	105,960

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Thousands of Dollars)
Other Financial Data:
Distributions received from NuStar Energy L.P.	$59,579	$53,764	$44,745	$37,964	$36,013

(a)	On June 28, 2006, our existing membership interests were represented by 10,000,000 units. In conjunction with our initial public offering, we effected a 4.25-for-1 split, resulting in total outstanding units of 42,500,000. Prior to June 28, 2006, we had no units outstanding. Our earnings per unit amounts assume that 42,500,000 units were outstanding for all periods presented prior to June 28, 2006.
(b)	The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1-July 18, 2006, Valero Energy received 100% of our distributions. NuStar GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.
(c)	Total debt as of December 31, 2003, 2004 and 2005 represents notes payable by NuStar GP Holdings to subsidiaries of Valero Energy. On July 19, 2006, subsidiaries of Valero Energy made a capital contribution to us in the form of notes issued by us and held by those Valero Energy subsidiaries.
(d)	Members’ equity as of December 31, 2006 is significantly higher than prior periods in the historical balance sheet due to the capital contribution of notes from Valero Energy subsidiaries discussed in footnote (c) above and the recognition of $158 million in SAB 51 credits upon the conversion of our NuStar Energy L.P. subordinated units to common units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed in June 2000 as UDS Logistics, LLC. We changed our name to Valero GP Holdings, LLC in January 2006 and then to NuStar GP Holdings, LLC in April 2007. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings, LLC or a wholly owned subsidiary.

Our only cash generating assets are our ownership interests in NuStar Energy L.P. a publicly traded Delaware limited partnership (NuStar Energy) (NYSE: NS). As of December 31, 2007 our aggregate ownership interests in NuStar Energy consist of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,220,350 common units of NuStar Energy representing a 20.3% limited partner interest in NuStar Energy.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom and purchases certain petroleum products for resale to third parties. NuStar Energy conducts substantially all of its business through its operating partnerships and wholly owned subsidiaries, NuStar Logistics, L.P. (NuStar Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP).

NuStar Energy is required by its partnership agreement to distribute all of its available cash at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of NuStar Energy’s business or to provide funds for future distributions. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

In two separate public offerings in 2006, Valero Energy sold their ownership interest in NuStar GP Holdings, LLC. We did not receive any proceeds from either public offering, and Valero Energy’s ownership interest in NuStar GP Holdings, LLC was reduced to zero.

Recent Developments

On November 6, 2007, NuStar Energy entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations) for approximately $450.0 million, plus an inventory adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

Results of Operations

As discussed above, we account for our investment in NuStar Energy using the equity method. As a result, our equity in earnings of NuStar Energy, our only source of income, directly fluctuates with the amount of NuStar Energy’s distributions, which determines the amount of our incentive distribution earnings, and NuStar Energy’s results of operations, which determine the amounts of earnings attributable to our general partner and limited partner interests.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2007	2006	Change
Equity in earnings of NuStar Energy L.P.	$46,176	$42,983	$3,193
General and administrative expenses	(2,897)	(1,562)	(1,335)
Other income (expense), net	16	(82)	98
Interest expense, net – affiliated	—	(10,315)	10,315
Interest income (expense), net	23	(16)	39

Income before income tax (benefit) expense	43,318	31,008	12,310
Income tax (benefit) expense	(22)	290	(312)

Net income	$43,340	$30,718	$12,622

Basic net income per unit	$1.02	$0.72	$0.30

Weighted average number of basic units outstanding	42,500,355	42,500,000	355

Diluted net income per unit	$1.02	$0.72	$0.30

Weighted average number of diluted units outstanding	42,502,067	42,500,581	1,486

The following table summarizes NuStar Energy’s results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change
	(Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,475,014	$1,137,261	$337,753
Cost of product sales	742,972	466,276	276,696
Operating expenses	357,235	312,604	44,631
Depreciation and amortization	114,293	100,266	14,027

Segment operating income	260,514	258,115	2,399
General and administrative expenses	67,915	45,216	22,699

Operating income	$192,599	$212,899	$(20,300)

Net income	$150,298	$149,530	$768
Net income per unit applicable to limited partners	$2.74	$2.83	$(0.09)
Cash distributions per unit applicable to limited partners	$3.835	$3.600	$0.235

NuStar Energy’s net income for the year ended December 31, 2007 increased $0.8 million compared to the year ended December 31, 2006 primarily due to a significant increase in other income and slightly higher segment operating income, partially offset by increased general and administrative expense, interest expense and income tax expense.

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,637	$2,707	$(70)
General partner incentive distribution	18,426	14,778	3,648
Direct charges to NuStar GP Holdings, LLC	—	(575)	575

General partner’s interest in net income and incentive distributions of NuStar Energy	21,063	16,910	4,153
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	27,997	28,957	(960)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$46,176	$42,983	$3,193

Despite slightly higher earnings at NuStar Energy for the year ended December 31, 2007, compared to the year ended December 31, 2006, our equity earnings related to our general partner interest decreased due to increased incentive distributions. NuStar Energy’s partnership agreement requires that earnings be allocated to the general partner and limited partner interests after allocation of the incentive distributions. Due to our incentive distributions increasing by more than the increase in NuStar Energy’s net income, the amount of earnings allocated to our general partner interest was lower in 2007 compared to 2006.

NuStar Energy’s per unit distributions for the year ended December 31, 2007 increased compared to the same period of 2006 to $3.835 from $3.600. That increase coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 resulted in NuStar Energy increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our incentive distribution rights also increased for that period.

Our equity in earnings of NuStar Energy related to our limited partner units decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to a decrease in NuStar Energy’s net income per unit during that period.

General and administrative expenses increased $1.3 million, for the year ended December 31, 2007, compared to the same period in 2006, due to the costs we incurred as a separate publicly traded company for a full year in 2007 compared to six months in 2006. For the period prior to our initial public offering on July 19, 2006, no corporate costs were allocated to us by Valero Energy as management determined that no such corporate costs were incurred specifically on our behalf.

Affiliated interest expense decreased $10.3 million, for the year ended December 31, 2007, compared to the same period in 2006, due to Valero Energy’s capital contribution to us of the outstanding balance of the notes payable to Valero Energy affiliates effective July 19, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2006	2005	Change
Equity in earnings of NuStar Energy L.P.	$42,983	$37,646	$5,337
General and administrative expenses	(1,562)	(28)	(1,534)
Other (expense) income, net	(82)	456	(538)
Interest expense, net – affiliated	(10,315)	(17,667)	7,352
Interest expense, net	(16)	—	(16)

Income before income tax expense	31,008	20,407	10,601
Income tax expense	290	114	176

Net income	$30,718	$20,293	$10,425

Basic net income per unit	$0.72	$0.48	$0.24

Weighted average number of basic units outstanding	42,500,000	42,500,000	—

Diluted net income per unit	$0.72	$0.48	$0.24

Weighted average number of diluted units outstanding	42,500,581	42,500,000	581

The following table summarizes NuStar Energy’s results of operations for the year ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Change
	(Thousands of Dollars, except per unit data)
NuStar Energy Statement of Income Data:
Revenues	$1,137,261	$659,557	$477,704
Cost of product sales	466,276	229,806	236,470
Operating expense	312,604	185,351	127,253
Depreciation and amortization	100,266	64,895	35,371

Segment operating income	258,115	179,505	78,610
General and administrative expenses	45,216	26,553	18,663

Operating income	$212,899	$152,952	$59,947

Net income	$149,530	$111,073	$38,457
Net income per unit applicable to limited partners	$2.83	$2.86	$(0.03)
Cash distributions per unit applicable to limited partners	$3.600	$3.365	$0.235

NuStar Energy’s net income for the year ended December 31, 2006 increased $38.5 million compared to the year ended December 31, 2005 due to higher segment operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from including the results of the acquisition of Kaneb Services LLC and Kaneb Pipe Line Partners, L.P. on July 1, 2005 (Kaneb Acquisition), for a full year in 2006 compared to six months in 2005.

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,707	$2,047	$660
General partner incentive distribution	14,778	8,711	6,067
Direct charges to NuStar GP Holdings, LLC	(575)	—	(575)

General partner’s interest in net income and incentive distributions of NuStar Energy	16,910	10,758	6,152
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	28,957	29,772	(815)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$42,983	$37,646	$5,337

Higher earnings at NuStar Energy for the year ended December 31, 2006 caused an increase in our equity earnings related to our general partner interest for the year ended December 31, 2006 compared to that period of 2005.

NuStar Energy’s per unit distributions for the year ended December 31, 2006 increased compared to the same period of 2005 to $3.600 from $3.365. That increase coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in conjunction with the Kaneb Acquisition resulted in NuStar Energy increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our incentive distribution rights also increased for that period.

Our equity in earnings of NuStar Energy related to our limited partner units decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to the decline in NuStar Energy’s net income per unit during that period.

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

Income tax expense for the year ended December 31, 2006 and 2005, relates to federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist.

Outlook

NuStar Energy’s business primarily consists of transportation, storage, terminalling and marketing of crude oil and refined products and is subject to the demand for those commodities in the regions in which it operates. Its business is generally more defensive in nature than other companies during times of economic slowdowns since it largely operates a stable, cash-flowing business; however, a recession, widely predicted to occur in 2008 according to several economists and regulators, or other adverse economic conditions, could negatively impact its operations.

NuStar Energy expects to see relatively few maintenance turnarounds in 2008, particularly at the Valero Energy refineries it serves. Therefore, it expects throughputs and revenues on its pipeline, terminal and storage business segments to improve in 2008 versus 2007, especially since its throughputs were impacted by Valero Energy’s McKee refinery fire for part of 2007.

Longer term, NuStar Energy believes strong demand for more energy infrastructure in the U.S. and internationally, continued growth in product demand, a tight supply and demand balance and an expanding array of specialty products including renewable fuels will continue to drive the demand for its assets. High refinery utilization rates tend to be supportive of throughputs through its pipelines and terminals.

Crude Oil and Refined Product Pipelines Outlook

Overall demand for NuStar Energy’s pipeline services in 2008 should remain high, despite some indications of an economic slowdown. Turnarounds or outages at its customers’ refineries have a significant effect on its pipeline results, as do maintenance expenses and market conditions. Barring any major unplanned turnaround activity or significant adverse economic condition, NuStar Energy expects its refined product and crude oil pipeline throughputs will generally grow at a rate typical for the demand of refined products. Additionally, effective July 1st, NuStar Energy expects the tariffs on its pipelines to increase, which will also positively impact its results.

Terminalling and Storage Outlook

NuStar Energy believes certain trends it sees in the market are providing further terminalling opportunities for a number of reasons, including:

•	high commodity prices, which in relative terms make logistics cheap compared to the value they deliver;

•	volatility in the energy markets and the willingness of energy traders to take physical positions at storage facilities in order to enhance profits;

•	growing governmental regulation mandating cleaner fuels, such as ethanol and biofuels, which provide logistical opportunities;

•	strong refining fundamentals that are expected to remain good for some time;

•	geopolitical factors, which cause concern over the security of supply; and

•	arbitrage opportunities such as those between the gasoline short U.S. and diesel short Europe, which continue to enhance storage opportunities.

The markets where NuStar Energy is investing to increase storage are strategically located marine terminal facilities on the East, West and Gulf Coasts of the U.S. as well as internationally at its facilities in St. Eustatius in the Netherlands Antilles, Amsterdam and the United Kingdom.

During 2007, NuStar Energy completed key terminal expansion projects and commenced construction on other significant terminal expansion projects, which it expects to positively impact its operations in 2008.

Marketing Outlook

In 2008, NuStar Energy plans to continue to increase its marketing segment activity, which it expects to positively affect earnings. However, the operations of NuStar Energy’s marketing segment expose it to commodity price risk, which could increase the volatility of its earnings. In addition, NuStar Energy may experience additional volatility in its earnings and cash flows, as changes in the values of its derivative instruments may not completely offset changes in the values of its physical inventory.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the incentive distribution rights that we own. Due to our ownership of NuStar Energy’s incentive distribution rights, our portion of NuStar Energy’s total distributions may exceed our percentage ownership interest of 22.3%. Our primary cash requirements are for distributions to members, capital contributions to maintain Riverwalk Logistics, L.P.’s 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded on the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings on our three-year revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for the costs incurred on their behalf, primarily employee related costs.

Cash Flows for the Year Ended December 31, 2007, 2006 and 2005

For the year ended December 31, 2007 we received distributions from NuStar Energy totaling $59.6 million. Of this amount $46.2 million is included in cash flows from operating activities as it relates to our equity in earnings from NuStar Energy. The remaining $13.4 million is classified as cash flows from investing activities. The distributions we received were used primarily to fund distributions to our unitholders totaling $57.0 million. Also, we borrowed $3.0 million on our credit facility to fund our contribution to NuStar Energy to maintain our 2% general partner interest in connection with their issuance of 2.6 million common units.

Net cash provided by operating activities for the year ended December 31, 2006 was $32.3 million compared to $16.7 million for the year ended December 31, 2005 primarily due to higher net income. Net cash provided by investing activities for the year ended December 31, 2006 was $11.2 million compared to cash used in investing activities of $19.6 million for the year ended December 31, 2005. The variance was primarily due to a contribution of $29.7 million to NuStar Energy in 2005, including $29.2 million to maintain our 2% general partner interest in NuStar Energy as a result of the Kaneb Acquisition by NuStar Energy. Net cash used in financing activities for the year ended December 31, 2006 was $42.5 million compared to cash provided by financing activities of $2.9 million for the year ended December 31, 2005 primarily due to the contribution from Valero Energy of $29.2 million in 2005, which was used to maintain the 2% general partner interest in NuStar Energy as a result of the Kaneb Acquisition.

Investment in NuStar Energy

On November 19, 2007, NuStar Energy issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit resulting in total proceeds of $143.1 million, net of issuance costs. In order to maintain our 2% general partner interest, we contributed $3.0 million to NuStar Energy.

Cash Distributions

Our limited liability company agreement requires that, within 50 days after the end of each quarter beginning with the quarter ending September 30, 2006, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors, to fund debt we may incur, if any, general and administrative expenses, future distributions and other miscellaneous uses of cash. The table set forth below shows the cash distributions for the periods shown:

	Year Ended December 31,
	2007	2006 (a)
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.38	$0.58
Total cash distributions	$58,650	$27,200

(a)	The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1 – July 18, 2006, Valero Energy received 100% of our distributions. NuStar GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.

Distributions declared for a quarter are paid by NuStar Energy within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and incentive distribution rights:

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$3.835	$3.600	$3.365
Total cash distributions made by NuStar Energy to all partners	$204,594	$187,035	$151,795
Cash distributions we received from NuStar Energy:
Distributions on general partner interest (2%)	$4,092	$3,742	$3,036
Distributions on incentive distribution rights	18,426	14,778	10,259
Distributions on our limited partnership interests	39,205	36,794	34,407

Total cash distributions received by us	$61,723	$55,314	$47,702

Distributions to us as a percentage of total cash distributions	30.2%	29.6%	31.4%

(a)	For the second quarter of 2005, NuStar Energy’s net income allocated to general and limited partners reflected a total cash distribution based on NuStar Energy’s partnership interests outstanding as of June 30, 2005. On July 1, 2005, NuStar Energy issued approximately 23.8 million common units in exchange for all outstanding units of Kaneb Pipe Line Partners, L.P. in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than NuStar Energy’s net income allocated to the general partner as NuStar Energy units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in NuStar Energy’s net income allocation.

Pension and Other Postretirement Benefit Funded Status

During 2007, we contributed $9.2 million to our qualified pension plan. We anticipate that funding of our pension plans and postretirement benefit plan in 2008 will approximate $5.0 million, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2008 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other retirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility). Of the Credit Facility’s $20 million commitment, up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. The Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers. Borrowings under the Credit Facility bear interest, at our option, at either: (i) the higher of (a) JPMorgan Chase Bank, N.A.’s prime rate or (b) the federal funds effective rate plus one-half percent; or (ii) the Eurodollar rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus an applicable margin that varies based upon our credit rating, which was 5.5% as of December 31, 2007. As of December 31, 2007, we had outstanding borrowings of $3.0 million under the Credit Facility. The weighted average interest rate related to outstanding borrowings under the credit facility for the year ended December 31, 2007 was 5.3%.

Additionally, the Credit Facility contains customary events of default, including a “change in control,” that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Facility. A “change in control” is defined to mean any of the following events: (i) we cease, indirectly or directly, to own all of the issued and outstanding equity interests of the general partner(s) of NuStar Energy, or we no longer have the power, directly or indirectly, to direct or to cause the direction of the management or the policies of NuStar Energy; or (ii) the occurrence of any transaction that results in any person or group, other than an entity with unsecured senior debt with an investment grade rating, becoming the beneficial owner of more than 50% of our equity interests.

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

On December 18, 2007, we amended the Credit Facility to conform to NuStar Energy’s $1.25 billion five-year revolving credit agreement dated December 10, 2007. Under the terms of the amended Credit Facility, NuStar Energy must maintain a total debt-to-EBITDA ratio of less than 5.0 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of December 31, 2007.

Related Party Agreements and Employee Benefits

Administration Agreement

We entered into an Administration Agreement with NuStar GP, LLC on July 19, 2006. The Administration Agreement provides, among other things, that:

•	NuStar GP, LLC provides all employees for us; and

•	NuStar GP, LLC provides us with all executive management and other administrative services.

The annual charges to be paid under the Administration Agreement will be $0.5 million. This amount will be increased annually to reflect NuStar GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to us or NuStar GP, LLC’s actual payroll cost, are subject to the approval of NuStar GP, LLC’s conflicts committee. We will also reimburse NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurs while providing services to us pursuant to the Administration Agreement.

The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. We may cancel or reduce the services provided under this agreement on 60 days written notice. The Administration Agreement will terminate upon the change of control of either us or NuStar GP, LLC.

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to NuStar Energy under the terms of various services agreements between us, NuStar Energy and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on NuStar Energy’s behalf, including salaries, wages and employee benefits, were charged directly to NuStar Energy. In addition, Valero Energy charged NuStar Energy an administrative services fee. Although Valero Energy no longer provides employees that work directly on NuStar Energy’s behalf, Valero Energy continued to provide certain services to NuStar Energy in 2007 under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement).

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy ceased providing services over a period of time sufficient to allow NuStar Energy to assume those functions in 2007. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they paid NuStar Energy a termination fee of $13.0 million in May 2007.

Non-Compete Agreement

On July 19, 2006, in connection with our IPO, we entered into a non-compete agreement with NuStar Energy (the Non-Compete Agreement). Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. NuStar Energy has a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor NuStar Energy are prohibited from engaging in any business, even if we and NuStar Energy would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as we or any of our affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

Employee Benefits

Prior to July 1, 2006, the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy. These plans included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. Effective July 1, 2006, we entered into an Employee Benefits Transition Agreement with Valero Energy (the Transition Agreement). In accordance with the Transition Agreement and in connection with the IPO on July 19, 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to NuStar GP, LLC. Under the Transition Agreement, Valero Energy agreed to provide the transition services and arrangements described therein until their respective completion or until specified cut-off dates in 2007.

As of December 31, 2007 we have the following benefit plans:

•

The NuStar GP, LLC Thrift Plan (the Thrift Plan), is a qualified employee profit-sharing plan which became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees in the United States who become eligible to participate upon date of hire. Thrift Plan participants can make contributions from 1% up to 30% of their total annual compensation. The maximum match by NuStar GP, LLC is 75% of each participant’s total contributions up to 8% based on the participant’s total annual compensation. Effective January 1, 2008, the Thrift Plan was amended to change the maximum match by NuStar GP, LLC to 100% of each participant’s total contribution up to 6% based on the participant’s total annual compensation.

•

The NuStar GP, LLC Pension Plan (the Pension Plan), is a qualified non-contributory defined benefit plan which became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods. Substantially all of NuStar GP, LLC’s employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by NuStar GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan.

•

The NuStar GP, LLC Excess Thrift Plan (the Excess Thrift Plan), which became effective July 1, 2006, provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The contribution to the Excess Thrift Plan is equivalent to the matching contributions that would have been credited to the employee’s qualified Thrift Plan account for matching contributions had the plan contributions not been impacted by various IRS limits. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan shall consist of a separate plan for purposes of Title I of ERISA.

•

The NuStar GP, LLC Excess Pension Plan (the Excess Pension Plan) provides benefits to those employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). Effective as of July 1, 2006, eligible NuStar GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those NuStar GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

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

•

The NuStar GP, LLC Retiree Benefits Plan is a post-retirement medical benefits plan effective July 1, 2006 from which benefits became payable to eligible employees beginning January 1, 2007. NuStar GP, LLC retained the liabilities for the benefit obligations related to the postretirement medical benefits for those employees who are not “retirement eligible” (employees over 55 years old with five years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.7 million, respectively, as of July 1, 2006. Valero Energy retained the responsibility for the postretirement medical benefit obligation for employees who were retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elected to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan.

NuStar GP, LLC assumed the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively. Effective January 1, 2008, in compliance with recently issued section 409(a) of the Code, the Excess Pension Plan and the SERP were amended to provide that all benefits under those plans will be paid in a single lump-sum payment.

As of December 31, 2007, we have the following long-term incentive plans:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy (NS) common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NS common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include NS unit options, restricted units and distribution equivalent rights (DERs).

•	The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NS unit options to officers and directors of NuStar GP, LLC or its affiliates.

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the 2006 LTIP can include NSH unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights.

All costs incurred by us related to employee benefit plans are reimbursed by NuStar Energy at cost. Long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC are reimbursed by NuStar Energy. Expenses resulting from NSH awards to non-employee directors of NuStar GP Holdings are included in “General and administrative expenses” on our consolidated statements of income. Compensation expense pertaining to corporate officers of Valero Energy was previously reimbursed by Valero Energy affiliates. Our liability for employee benefits is included in “Employee benefit plan liabilities” and our liabilities related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies (see Part I, Item 3. “Legal Proceedings”), the outcome of which could have an effect on NuStar Energy’s cash flows. Specifically, NuStar Energy may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs.

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

Investment in NuStar Energy

We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. Any such unfavorable changes in market conditions could also significantly affect cash distributions we receive from NuStar Energy and thus cash distributions we pay to our unitholders. We believe that the carrying amount of our investment in NuStar Energy, as of December 31, 2007, is recoverable.

Stock-Based Compensation

We account for awards of NS unit options and restricted units to employees and directors of NuStar GP, LLC at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value and considering the percentage of the award that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units until the date of vesting.

We account for awards of NSH restricted units and unit options granted to employees of NuStar GP, LLC and our directors according to Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123R). The fair value of NSH unit options is determined using the Black-Scholes model at the grant date and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units and unit options is recognized ratably over the vesting period based on the fair value of the units at the grant date.

The liability for awards of NS unit options and restricted units is included in “Accrued compensation expense” in our consolidated balance sheets. NuStar Energy reimburses us completely for the expenses resulting from NS awards and for expenses resulting from NSH awards to employees providing services to NuStar Energy. Expenses resulting from NSH awards to non-employee directors are included in “General and administrative expenses” on our consolidated statements of income.

Under our employee stock compensation plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of SFAS No. 123R and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Pension and Other Postretirement Benefit Obligations

We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of Aa or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. The resulting discount rate was 6.8% as of December 31, 2007. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in projected benefit obligation as of December 31, 2007 from:
Discount rate decrease	$599	$304
Compensation rate increase	283	n/a
Increase in net periodic benefit cost for the year ending December 31, 2008 resulting from:
Discount rate decrease	$393	$26
Expected return on plan assets decrease	33	n/a
Compensation rate increase	207	n/a

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2007. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by KPMG, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG’s attestation on the effectiveness of our internal control over financial reporting appears on page 44.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NuStar GP Holdings, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
February 28, 2008

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,240	$1,107
Accounts receivable	90	624
Receivable from NuStar Energy L.P.	—	2,315
Income tax receivable	2,870	—
Prepaid expenses.	231	210
Deferred income tax assets, net	985	776

Total current assets	7,416	5,032

Investment in NuStar Energy L.P.	556,987	557,775
Long-term receivable from NuStar Energy L.P.	5,684	5,749
Deferred income tax asset, net	540	1,929
Other assets	3,204	8

Total assets	$573,831	$570,493

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$171	$—
Payable to NuStar Energy L.P.	786	—
Income taxes payable	—	811
Accrued compensation expense.	3,851	3,001
Accrued liabilities	888	704
Taxes other than income taxes	1,111	—

Total current liabilities	6,807	4,516

Long-term debt	3,000	—
Employee benefit plan liabilities.	10,238	10,334
Commitments and contingencies (Note 9)
Members’ equity	546,753	554,884
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income Minimum pension adjustment, net of tax	5,985	1,594
Pension adjustment, net of tax	1,048	(835)

Total accumulated other comprehensive income	7,033	759

Total members’ equity	553,786	555,643

Total liabilities and members’ equity	$573,831	$570,493

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2007	2006	2005
Equity in earnings of NuStar Energy L.P.	$46,176	$42,983	$37,646

General and administrative expenses	(2,897)	(1,562)	(28)
Other income (expense), net	16	(82)	456
Interest expense, net – affiliated	—	(10,315)	(17,667)
Interest income (expense), net	23	(16)	—

Income before income tax (benefit) expense	43,318	31,008	20,407
Income tax (benefit) expense	(22)	290	114

Net income	$43,340	$30,718	$20,293

Basic net income per unit	$1.02	$0.72	$0.48

Weighted average number of basic units outstanding	42,500,355	42,500,000	42,500,000

Diluted net income per unit	$1.02	$0.72	$0.48

Weighted average number of diluted units outstanding	42,502,067	42,500,581	42,500,000

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$43,340	$30,718	$20,293
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(46,176)	(42,983)	(37,646)
Distributions of equity income from NuStar Energy L.P.	46,176	42,983	37,646
Provision (benefit) for deferred income taxes	79	(897)	67
Increase in employee benefit plan liabilities	658	1,108	—
Changes in current assets and liabilities (Note 7)	2,800	1,206	(2,997)
Other, net	(915)	144	(632)

Net cash provided by operating activities	45,962	32,279	16,731

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	13,403	10,781	7,099
Investment in NuStar Energy L.P.	(5,945)	(2,160)	(29,747)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	2,664	2,608	3,042

Net cash provided by (used in) investing activities	10,122	11,229	(19,606)

Cash Flows from Financing Activities:
Increase (decrease) in notes payable to affiliates	—	689	(4,636)
Long-term debt borrowings	3,000	1,000	—
Repayment of long-term debt	—	(1,000)	—
Contributions from Valero Energy	—	—	29,411
Distributions to Valero Energy	—	(38,771)	(21,899)
Distributions to unitholders	(56,951)	(4,440)	—

Net cash (used in) provided by financing activities	(53,951)	(42,522)	2,876

Net increase in cash	2,133	986	1
Cash at the beginning of the period	1,107	121	120

Cash at the end of the period	$3,240	$1,107	$121

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive Income	Total
Balance as of January 1, 2005	—	$113,975	$—	$113,975
Net income.	—	20,293	—	20,293
Contributions from Valero Energy	—	29,411	—	29,411
Distributions to Valero Energy.	—	(21,899)	—	(21,899)

Balance as of December 31, 2005	—	141,780	—	141,780

Net Income	—	30,718	—	30,718
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive income	—	—	1,594	1,594

Total comprehensive income	—	30,718	1,594	32,312

Adjustment to initially apply SFAS No. 158, net of tax benefit of $534	—	—	(835)	(835)
Member interests converted into units	42,500,000	—	—	—
Contributions from Valero Energy.	—	267,417	—	267,417
Distributions to Valero Energy.	—	(38,771)	—	(38,771)
Distributions to unitholders	—	(4,440)	—	(4,440)
SAB 51 credits	—	158,170	—	158,170
Other	—	10	—	10

Balance as of December 31, 2006	42,500,000	554,884	759	555,643

Net Income	—	43,340	—	43,340
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive income	—	—	4,391	4,391
Pension adjustment, net of tax expense of $1,102	—	—	1,862	1,862
Other	—	—	21	21

Total comprehensive income	—	43,340	6,274	49,614

Distributions to unitholders	—	(56,951)	—	(56,951)
SAB 51 credits	—	4,929	—	4,929
Unit based compensation	990	551	—	551

Balance as of December 31, 2007	42,500,990	$546,753	$7,033	$553,786

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006, and 2005

1. ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPLES OF CONSOLIDATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH), a Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings, LLC in January 2006 and then to NuStar GP Holdings, LLC in April 2007. Prior to April 2007, our units were traded on the NYSE under the symbol “VEH” and the common units of NuStar Energy L.P. were traded under the symbol “VLI.”

As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings or a wholly owned subsidiary.

In two separate public offerings in 2006, Valero Energy sold their ownership interest in NuStar GP Holdings. We did not receive any proceeds from either public offering, and Valero Energy’s ownership interest in NuStar GP Holdings was reduced to zero.

Our unitholders have no liability under our limited liability company agreement, or for any of our debts, obligations or liabilities, in their capacity as a unitholder.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. On December 31, 2007, we owned approximately 22.3% of NuStar Energy L.P., consisting of the following:

•	the 2% general partner interest in NuStar Energy L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy L.P., which entitles us to receive increasing percentages of the cash distributed by NuStar Energy L.P., currently at the maximum percentage of 23%; and

•	10,220,350 common units of NuStar Energy L.P. representing a 20.3% limited partner interest in NuStar Energy L.P.

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly traded Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom and purchases certain petroleum products for resale to third parties. NuStar Energy conducts substantially all of its business through its operating partnerships and wholly owned subsidiaries, NuStar Logistics, L.P. (NuStar Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP).

On November 6, 2007, NuStar Energy entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations) for approximately $450.0 million, plus an inventory adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. On June 1, 2006, Valero Energy contributed its ownership interest in NuStar GP, LLC to NuStar GP Holdings in exchange for an additional ownership interest in NuStar GP Holdings. The contribution was accounted for as a transaction between entities under common control. Therefore, the consolidated financial statements include the financial position and results of operations of NuStar GP, LLC for all periods presented. Such amounts are included at their historical balances.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Investment in NuStar Energy

We account for our investment in NuStar Energy using the equity method. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2007 is recoverable.

Accounting for Sales of Units by NuStar Energy

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (SAB 51), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) either in income or in equity. We record such SAB 51 credits or charges directly to members’ equity.

Income Taxes

On August 14, 2006, NuStar GP, LLC made an entity classification election to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). We account for income taxes under the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred taxes using enacted tax rates expected to apply to taxable income in the year we expect those temporary differences are expected to be recovered or settled.

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

NuStar GP Holdings or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2003 through 2007.

Financial Instruments

NuStar GP Holdings’ financial instruments include cash, receivables and payables. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the consolidated balance sheets.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation

We account for awards of NS unit options and restricted units to employees and directors of NuStar GP, LLC at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value and considering the percentage of the award that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units until the date of vesting.

We account for awards of NSH restricted units and unit options granted to employees of NuStar GP LLC and our directors according to Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123R). The fair value of NSH unit options is determined using the Black-Scholes model at the grant date and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units and unit options is recognized ratably over the vesting period based on the fair value of the units at the grant date.

The liability for awards of NS unit options and restricted units is included in “Accrued compensation expense” in our consolidated balance sheets. NuStar Energy reimburses us completely for the expenses resulting from NS awards and for expenses resulting from NSH awards to employees providing services to NuStar Energy. Expenses resulting from NSH awards to non-employee directors are included in “General and administrative expenses” on our consolidated statements of income.

Under our employee stock compensation plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of SFAS No. 123R and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Pension and Other Postretirement Benefits

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,” which amends Statement No. 87, “Employers’ Accounting for Pensions,” Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related accounting literature.

Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or a liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end statement of financial position. The funded status recognition and related disclosure requirements of Statement No. 158 were effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s year-end statement of financial position is effective for fiscal years ending after December 15, 2008; however, early adoption is permitted. We adopted all applicable requirements of Statement No. 158 as of December 31, 2006. The incremental effect of applying Statement No. 158 on the consolidated balance sheet as of December 31, 2006 was an increase of $1.3 million to “Employee benefit plan liabilities,” an increase of $0.5 million to “Deferred income tax assets,” and a decrease of $0.8 million to “Accumulated other comprehensive income,” net of taxes.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157

In September 2006, the FASB issued Statement No. 157, as amended, “Fair Value Measurements.” Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The FASB deferred the effective date for one year for all nonfinancial assets and liabilities, except for those items that that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will still need to apply the recognition and disclosure provisions of Statement No. 157 for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually. The adoption of Statement No. 157 effective January 1, 2008 has not materially affected our financial position or results of operations.

FASB Statement No. 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. The adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.

FASB Statement No. 141R

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we will not adopt the provisions of Statement 141R until January 1, 2009.

4. INVESTMENT IN NUSTAR ENERGY

As of December 31, 2007, we owned 22.3% of NuStar Energy, which included our 2% general partner interest, incentive distribution rights and a 20.3% limited partner interest. On November 19, 2007, NuStar Energy issued 2,600,000 common units to the public which reduced our ownership from 23.4% at December 31, 2006 to 22.3%. However, this issuance increased our proportionate share of NuStar Energy’s capital because the issuance price per unit exceeded our carrying amount per unit. We recognized a SAB 51 credit of $4.9 million as an increase to our investment in NuStar Energy and an increase to member’s equity.

Prior to the second quarter of 2006, NuStar Energy issued common units to the public on three separate occasions which diluted our ownership percentage. These three issuances resulted in increases (or credits) in our proportionate share of NuStar Energy’s capital because, in each case, the issuance price per unit exceeded our carrying amount per unit at the time of issuance. We did not recognize any SAB 51 credits in our consolidated financial statements prior to the second quarter of 2006 because we were not permitted to do so until our subordinated units converted to common units. At the time of conversion of the subordinated units held by us into common units in the second quarter of 2006, we recognized $158.2 million in SAB 51 credits as an increase in our investment in NuStar Energy and an increase to member’s equity.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary Financial Information

Condensed financial information reported by NuStar Energy is summarized below:

	As of December 31,
	2007	2006
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$347,134	$212,998
Property and equipment, net	2,492,086	2,345,135
Goodwill	785,019	774,441
Other long-term assets, net	158,848	161,634

Total assets	$3,783,087	$3,494,208

Current liabilities	$242,485	$156,735
Long-term debt, less current portion	1,445,626	1,353,720
Other long-term liabilities	100,144	108,072

Total liabilities	1,788,255	1,618,527
Partners’ equity	1,994,832	1,875,681

Total liabilities and partners’ equity	$3,783,087	$3,494,208

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,475,014	$1,137,261	$659,557
Operating income	192,599	212,899	152,952
Net income	150,298	149,530	111,073

Other

As of December 31, 2007 and, 2006, our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$1,994,832	$1,875,681
NuStar GP Holdings’ ownership interest in NuStar Energy	22.3%	23.4%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	444,848	438,909
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	112,139	118,866

Investment in NuStar Energy	$556,987	$557,775

The step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from Valero Energy’s UDS Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in NuStar Energy’s identifiable assets and liabilities as of December 31, 2001 of which $81.8 million is

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

being amortized into expense over approximately 28 years. This amount also includes the portion of goodwill resulting from the UDS Acquisition that was attributed to our investment in NuStar Energy. Since 26.4% of the equity interest in NuStar Energy was owned by public unitholders as of the date of the UDS Acquisition, a significant portion of the total ownership interest in NuStar Energy was deemed to be held by the public under United States generally accepted accounting principles, thereby precluding the inclusion of these fair value adjustments in the reported financial statements of NuStar Energy.

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,637	$2,707	$2,047
General partner incentive distribution	18,426	14,778	8,711
Direct charges to NuStar GP Holdings	—	(575)	—

General partner’s interest in net income and incentive distributions of NuStar Energy	21,063	16,910	10,758
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	27,997	28,957	29,772
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)

NuStar GP Holdings’ equity in earnings of NuStar Energy	$46,176	$42,983	$37,646

5. RELATED PARTY TRANSACTIONS

Relationships and Agreements

We manage NuStar Energy through our ownership of NuStar GP, LLC, and Riverwalk Holdings, which own Riverwalk Logistics, the general partner of NuStar Energy. Our officers are also officers of NuStar GP, LLC. The Chairman of our Board of Directors, William E. Greehey, is also the Chairman of the Board of Directors of NuStar GP, LLC. The Board of Directors of NuStar GP, LLC is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy, and we, as the sole owner of NuStar GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of NuStar GP, LLC.

Service Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to NuStar Energy under the terms of various services agreements between us, NuStar Energy and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on NuStar Energy’s behalf, including salaries, wages and employee benefits, were charged directly to NuStar Energy. In addition, Valero Energy charged NuStar Energy an administrative services fee. Although Valero Energy no longer provides employees that work directly on NuStar Energy’s behalf, Valero Energy continued to provide certain services to NuStar Energy in 2007 under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement).

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy ceased providing services over a period of time sufficient to allow NuStar Energy to assume those functions in 2007. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they paid NuStar Energy a termination fee of $13.0 million in May 2007.

Administration Agreement

On July 19, 2006, in connection with our IPO, we entered into an administration agreement with NuStar GP, LLC (the Administration Agreement). The Administration Agreement provides, among other things, that NuStar GP, LLC will provide all executive management and other administrative services to us since we do not have any employees apart from NuStar GP, LLC.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We will pay annual charges under the Administration Agreement of $0.5 million to NuStar GP, LLC. This amount will be increased annually to reflect NuStar GP, LLC’s annual merit increases. Any other adjustments to the annual fee, such as adjustments to reflect changes in the levels of service provided to us or NuStar GP, LLC’s actual payroll cost, are subject to the approval of NuStar GP, LLC’s conflicts committee. We will also reimburse NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurs while providing services to us pursuant to the Administration Agreement.

The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. We may cancel or reduce the services provided under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either us or NuStar GP, LLC. NuStar GP, LLC’s conflicts committee has approved the terms of the Administration Agreement.

2006 Omnibus Agreement

On March 31, 2006, NuStar Energy entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) by and among NuStar Energy, Riverwalk Logistics, L.P., Valero Energy, NuStar GP, LLC, and NuStar Logistics. The conflicts committee of the board of directors of NuStar GP, LLC approved the terms of the 2006 Omnibus Agreement on March 10, 2006. The 2006 Omnibus Agreement supersedes the omnibus agreement among the parties dated effective April 16, 2001. Under the 2006 Omnibus Agreement, Valero Energy agreed, and caused its controlled affiliates, including us, to agree not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States for so long as Valero Energy or its controlled affiliates owned 20% or more of NuStar Energy or Riverwalk Logistics. On December 22, 2006 we closed our secondary public offering, and Valero Energy’s indirect ownership interest in us was reduced to zero, and we were no longer bound by the terms of the 2006 Omnibus Agreement.

Also under the 2006 Omnibus Agreement, Valero Energy agreed to indemnify NuStar Energy for environmental liabilities related to the assets transferred to NuStar Energy in connection with NuStar Energy’s initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Non-Compete Agreement

On July 19, 2006, in connection with our IPO, we entered into a non-compete agreement with NuStar Energy, (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006, the date we ceased to be bound by the 2006 Omnibus Agreement. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. NuStar Energy will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor NuStar Energy are prohibited from engaging in any business, even if we and NuStar Energy would have a conflict of interest with respect to such other business opportunity. The Non-Compete Agreement remains in effect for so long as we or any of our affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

Employee Benefits Transition Agreement

Prior to July 1, 2006, the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy. These plans included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. Effective July 1, 2006, we entered into an Employee Benefits Transition Agreement with Valero Energy (the Transition Agreement). In accordance with the Transition Agreement and in connection with the IPO on July 19, 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to NuStar GP, LLC. Under the Transition Agreement, Valero Energy agreed to provide the transition services and arrangements described therein until their respective completion or until specified cut-off dates in 2007.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

General

We had a payable of $0.8 million and a receivable of $2.3 million, as of December 31, 2007 and December 31, 2006, respectively, to NuStar Energy with both amounts representing payroll and plan benefits, net of payments made to us. We also had a long-term receivable from NuStar Energy as of December 31, 2007 and 2006 of $5.7 million related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and related benefit plans and for stock-based compensation charged by us to NuStar Energy were $131.1 million, $116.2 million and $66.4 million in 2007, 2006 and 2005, respectively.

6. DISTRIBUTIONS FROM NUSTAR ENERGY

NuStar Energy’s partnership agreement, as amended, determines the amount and priority of cash distributions that NuStar Energy’s common unitholders and general partner may receive. We, as NuStar Energy’s general partner, are entitled to incentive distributions if the amount NuStar Energy distributes with respect to any quarter exceeds $0.60 per unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per unit. We also receive a 2% distribution with respect to our general partner interest.

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the period indicated among its general and limited partners:

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars, Except Per Unit Data)
General partner interest (2%)	$4,092	$3,742	$3,036
General partner incentive distribution	18,426	14,778	10,259

Total general partner distribution	22,518	18,520	13,295
Limited partner distribution	39,205	36,794	34,407

Total distributions to NuStar GP Holdings	61,723	55,314	47,702
Public unitholders’ distributions	142,871	131,721	104,093

Total cash distributions	$204,594	$187,035	$151,795

Cash distributions per unit applicable to limited partners	$3.835	$3.6000	$3.365

(a)	For the second quarter of 2005, NuStar Energy’s net income allocated to general and limited partners reflected a total cash distribution based on NuStar Energy’s partnership interests outstanding as of June 30, 2005. On July 1, 2005, NuStar Energy issued approximately 23.8 million common units in exchange for all outstanding units of Kaneb Pipe Line Partners, L.P. in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than NuStar Energy’s net income allocated to the general partner as NuStar Energy units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in NuStar Energy’s net income allocation.

On January 24, 2008, NuStar Energy declared cash distributions related to the fourth quarter of 2007 of $0.985 per unit, which was paid on February 14, 2008 to unitholders of record on February 7, 2008. This distribution related to the fourth quarter of 2007 and totaled $55.0 million.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$534	$1,214
Receivable from NuStar Energy	2,315	(1,741)
Income taxes receivable	(2,870)	—
Prepaid expenses	(21)	(210)
Increase (decrease) in current liabilities:
Accounts payable	171	(2)
Payable to NuStar Energy	1,337	—
Income taxes payable.	(811)	800
Accrued compensation expense	850	—
Accrued liabilities	184	1,145
Taxes other than income taxes	1,111	—

Changes in current assets and liabilities	$2,800	$1,206

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Cash paid for interest	$38	$10,390

Cash paid for income taxes	$3,581	$37

8. CREDIT FACILITY

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility). Of the Credit Facility’s $20 million commitment, up to $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. The Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers. Borrowings under the Credit Facility bear interest, at our option, at either: (i) the higher of (a) JPMorgan Chase Bank, N.A.’s prime rate or (b) the federal funds effective rate plus one-half percent; or (ii) the Eurodollar rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus an applicable margin that varies based upon our credit rating, which was 5.5% as of December 31, 2007. As of December 31, 2007, we had outstanding borrowings of $3.0 million under the Credit Facility. The weighted average interest rate related to outstanding borrowings under the credit facility for the year ended December 31, 2007 was 5.3%.

Additionally, the Credit Facility contains customary events of default, including a “change in control,” that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Facility. A “change in control” is defined to mean any of the following events: (i) we cease, indirectly or directly, to own all of the issued and outstanding equity interests of the general partner(s) of NuStar Energy, or we no longer have the power, directly or indirectly, to direct or to cause the direction of the management or the policies of NuStar Energy; or (ii) the occurrence of any transaction that results in any person or group, other than Valero Energy or an entity with unsecured senior debt with an investment grade rating, becoming the beneficial owner of more than 50% of our equity interests.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

equity securities, as defined in the amendment, that is treated as equity by Standard & Poors (S&P) and Moody’s based on the classifications of these hybrid equity securities by S&P and Moody’s.

On December 18, 2007, we amended the Credit Facility to conform to NuStar Energy’s $1.25 billion five-year revolving credit agreement dated December 10, 2007. Under the terms of the amended Credit Facility, NuStar Energy must maintain a total debt-to-EBITDA ratio of less than 5.0 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of December 31, 2007.

9. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We are not currently a party to any material legal proceedings. However, NuStar Energy is subject to certain loss contingencies, the outcome of which could have an effect on NuStar Energy’s results of operations and ability to pay distributions, which would impact our results of operations and ability to pay distributions. NuStar Energy’s most significant contingent liabilities resulting from various litigation, claims and commitments are discussed below.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb in Texas state court. NuStar Energy acquired Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

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

Port of Vancouver Matter. NuStar Energy owns a chemical and refined product terminal on property owned by the Port of Vancouver, and it leases the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on NuStar Energy’s site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, NuStar Energy has negotiated with the Washington Department of Ecology, and on November 7, 2007, NuStar Energy entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes. Based on the Agreed Order, and the fact that there is no currently pending claim asserting that Kaneb is responsible for the second plume, NuStar Energy believes at this time that this issue is resolved.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Department of Justice Matter. In a letter dated February 6, 2008, the Department of Justice (the DOJ) advised KPOP that Region VII of the EPA has requested that the DOJ initiate a lawsuit against KPOP for violations of the Clean Water Act. The notice alleges that KPOP violated the Clean Water Act by failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances.

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at a terminal owned by Shore Terminals, LLC (Shore), a wholly owned subsidiary of KPOP. Since then, the U.S. District Court has also served Shore with three subpoenas and NuStar Energy with two subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations.

NuStar Energy is cooperating fully with the EPA in producing documents in response to the subpoenas. NuStar Energy has no information as to when the EPA will conclude their investigation, and NuStar Energy is also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties.

There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts.

Because of the preliminary nature of the investigation, NuStar Energy is not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to NuStar Energy’s results of operations in the period NuStar Energy would be required to record a liability, and could be material to NuStar Energy’s cash flows in the periods NuStar Energy would be required to pay such liability.

Other

NuStar Energy is also a party to additional claims and legal proceedings arising in the ordinary course of business. NuStar Energy believes the possibility is remote that the final outcome of any of these claims or proceedings to which they are a party would have a material adverse effect on the NuStar Energy financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations, financial position or liquidity.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

On June 28, 2006, our existing membership interests were represented by 10,000,000 units. In connection with our IPO on July 19, 2006, a 4.25-for-1 unit split was effected, resulting in total outstanding units of 42,500,000, with the members of NuStar GP Holdings maintaining their ownership percentages after the unit split. Prior to June 28, 2006, we had no outstanding units. Our net income per unit amounts assume that 42,500,000 units were outstanding for all periods prior to June 28, 2006.

We calculate basic net income per unit by dividing net income by the weighted average number of units outstanding for the period. Diluted net income per unit is calculated by dividing net income by the weighted average number of units outstanding and the effect of unit options and non-vested restricted units granted under the 2006 LTIP calculated using the treasury stock method. Net income per unit amounts were computed as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of dollars, except unit data and per unit amounts)
Basic Net Income per Unit:
Net income	$43,340	$30,718	$20,293

Weighted average number of basic units outstanding	42,500,355	42,500,000	42,500,000

Basic net income per unit	$1.02	$0.72	$0.48

Diluted Net Income per Unit:
Net income	$43,340	$30,718	$20,293

Weighted average number of basic units outstanding	42,500,355	42,500,000	42,500,000
Effect of dilutive securities	1,712	581	—

Weighted average number of diluted units outstanding	42,502,067	42,500,581	42,500,000

Diluted net income per unit	$1.02	$0.72	$0.48

Comprehensive Income

In the Consolidated Statement of Members’ Equity and in the related note in our 2006 Annual Report on Form 10-K, we disclosed and included the $0.8 million loss on cumulative effect of adopting FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the line item “Total comprehensive income.” We based that presentation on our interpretation of the principles in FASB Statement 130, “Reporting Comprehensive Income,” which requires accounting changes to be included in other comprehensive income for the period. Subsequently, we became aware that transition provisions of Statement No. 158 required this cumulative effect be presented as a direct adjustment to the ending balance of “Accumulated other comprehensive income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the line item “Total comprehensive income” for 2006 has been restated to $32.3 million. This modification only affects the display of the cumulative effect of the accounting change within equity and does not otherwise affect our financial statements.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash Distributions

Our limited liability company agreement requires that, within 50 days after the end of each quarter beginning with the quarter ending September 30, 2006, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors. The table set forth below shows the cash distributions for the periods shown:

	Year Ended December 31,
	2007	2006 (a)
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.38	$0.58
Total cash distributions	$58,650	$27,200

(a)	The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1 – July 18, 2006, Valero Energy received 100% of our distributions. NuStar GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.

On January 24, 2008, we declared a quarterly cash distribution of $0.36 per unit, which was paid on February 19, 2008 to unitholders of record on February 7, 2008. The distribution related to the fourth quarter of 2007 and totaled $15.3 million.

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

Rights Agreement

On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC (the Rights Agreement) under which one preferred unit purchase right (“Right”) is attached to each of our outstanding units. The Rights become exercisable under specified circumstances, including if any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. Each Right entitles the registered holder to purchase from us one one-hundredth of a unit of junior participating preferred units, series I, (Preferred Units) at an exercise price of $100, subject to adjustment under specified circumstances. If events specified in the Rights Agreement occur, each holder of Rights other than the acquiring person can exercise their Rights. When a holder exercises a Right, the holder will be entitled to receive units valued at a multiple of the exercise price of the Right specified in the Rights Agreement. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the Rights for $0.001 per Right at any time prior to the tenth day after a person or group becomes an acquiring person.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. EMPLOYEE BENEFIT PLANS AND UNIT BASED COMPENSATION

As of December 31, 2007 we have the following benefit plans:

•

The NuStar GP, LLC Thrift Plan (the Thrift Plan), is a qualified employee profit-sharing plan which became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees in the United States who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 30% of their total annual compensation. The maximum match by NuStar GP, LLC is 75% of each participant’s total contributions up to 8% based on the participant’s total annual compensation. Effective January 1, 2008, the Thrift Plan was amended to change the maximum match by NuStar GP, LLC to 100% of each participant’s total contribution up to 6% based on the participant’s total annual compensation.

•

The NuStar GP, LLC Pension Plan (the Pension Plan), is a qualified non-contributory defined benefit plan which became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during the period of service. Employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with service for certain employees who were participants in the Valero Energy pension plan through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by NuStar GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan. Effective January 1, 2008, the plan was amended to change the name of the plan to the NuStar Pension Plan.

•

The NuStar GP, LLC Excess Thrift Plan (the Excess Thrift Plan), which became effective July 1, 2006, provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The contribution to the Excess Thrift Plan is equivalent to the matching contributions that would have been credited to the employee’s qualified Thrift Plan account for matching contributions had the plan contributions not been impacted by various IRS limits. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan shall consist of a separate plan for purposes of Title I of ERISA.

•

The NuStar GP, LLC Excess Pension Plan (the Excess Pension Plan) provides benefits to those employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). Effective as of July 1, 2006, eligible NuStar GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those NuStar GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

The NuStar GP, LLC Retiree Benefits Plan is a post-retirement medical benefits plan effective July 1, 2006 from which benefits became payable to eligible employees beginning January 1, 2007. NuStar GP, LLC retained the liabilities for the benefit obligations related to the postretirement medical benefits for those employees who are not “retirement eligible” (employees over 55 years old with five years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.7 million, respectively, as of July 1, 2006. Valero Energy retained the responsibility for the postretirement medical benefit obligation for employees who were retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elected to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

NuStar GP, LLC assumed the liabilities accrued under the Prior Excess Pension Plan and the Prior SERP related to its employees, totaling $0.2 million and $0.9 million, respectively. All costs incurred by us related to these employee benefit plans were and will continue to be reimbursed by NuStar Energy at cost. Our liability for these employee benefits is included in “Employee benefit plan liabilities” on our consolidated balance sheet. Effective January 1, 2008, in compliance with recently issued section 409(a) of the Code, the Excess Pension Plan and the SERP were amended to provide that all benefits under those plans will be paid in a single lump-sum payment.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2007 and 2006 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$5,041	$—	$7,142	$—
Valero Energy benefits transfer	—	1,420	—	6,091
Service cost	7,728	3,177	564	242
Interest cost	286	44	411	190
Plan Amendments	(175)	—	—	—
Benefits paid	(103)	(7)	—	—
Actuarial (gain) loss	(1,625)	407	(1,183)	619

Benefit obligation, December 31	$11,152	$5,041	$6 ,934	$7,142

Change in plan assets:
Plan assets at fair value, January 1	$2,488	$—	$—	$—
Actual return on plan assets	292	(12)	—	—
Company contributions	9,200	2,507	—	—
Benefits paid	(103)	(7)	—	—

Plan assets, December 31	$11,877	$2,488	$—	$—

Reconciliation of funded status:
Fair value of plan assets at December 31	$11,877	$2,488	$—	$—
Less: Benefit obligation at December 31	11,152	5,041	6,934	7,142

Funded status at December 31	725	(2,553)	(6,934)	(7,142)
Unrecognized net (gain) loss	(1,052)	750	(564)	619

Accrued benefit cost	$(327)	$(1,803)	$(7,498)	$(6,523)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$3,204	$—	$—	$—
Current liabilities	(28)	(8)	(18)	(11)
Noncurrent liabilities	(2,451)	(2,545)	(6,916)	(7,131)

Net pension asset (liability)	$725	$(2,553)	$(6,934)	$(7,142)

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows for the years ended December 31, 2007 and 2006:

	Pension Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$7,728	$3,177	$564	$242
Interest cost	286	44	411	190
Expected return on assets	(311)	—	—	—
Amortization of net loss	21	9	—	—

Net periodic benefit cost	$7,724	$3,230	$975	$432

Amounts related to our pension plans and other postretirement benefit plans recorded as a component of accumulated other comprehensive income as of December 31, 2007 and 2006 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
	(Thousands of Dollars)
Unrecognized actuarial gain (loss)	$877	$(750)	$564	$(619)
Prior service credit	175	—	—	—
Deferred tax asset (liability)	(358)	292	(210)	242

Accumulated other comprehensive income (loss), net of tax	$694	$(458)	$354	$(377)

As of December 31, 2007, the balance of accumulated comprehensive income that had not been recognized as a component of net periodic benefit cost related to the unrecognized actuarial loss and prior service cost, net of deferred taxes is shown in the table above. In 2008, we expect to recognize $35,000 of the unrecognized actuarial loss and $18,000 of prior year service gain as components of periodic benefit cost.

The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2007 and 2006 was $7.3 million and $3.1 million, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Projected benefit obligation	$2,479	$1,639
Accumulated benefit obligation	1,325	782
Fair value of plan assets	—	—

Plan assets for the qualified Pension Plan are allocated 63% to equity securities and 37% to fixed income securities as of December 31, 2007. There are no plan assets for the Excess Pension Plan, SERP or other postretirement benefit plans.

The investment policies and strategies for the assets of our qualified Pension Plan incorporates a well-diversified approach which is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis.

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

During 2007, we contributed $9.2 million to our qualified Pension Plan. We estimate our minimum required contribution to our qualified pension plan during 2008 is $5.0 million under the Employee Retirement Income Security Act, which we expect to contribute to our Pension Plan during 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2008	$292	$18
2009	490	44
2010	808	84
2011	1,151	134
2012	1,605	193
Years 2013–2017	15,695	2,573

We do not expect to receive a Medicare Prescription Drug Act subsidy.

The weighted average assumptions used to determine the benefit obligations as of December 31, 2007 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
Discount rate	6.82%	5.75%	6.80%	5.75%
Rate of compensation increase	5.56%	6.00%	n/a	n/a

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The discount rate assumption used to determine the pension obligations at December 31, 2007 was based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of Aa or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. For 2006, the discount rate assumption was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency as of December 31, 2006. Also, for 2006, the average timing of benefit payments from our plans was compared to average timing of cash flows from the long-term bonds to assess potential timing adjustments. The weighted average assumptions used to determine the net periodic benefit cost for the year ended as of December 31, 2007 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	n/a	n/a
Rate of compensation increase	6.00%	6.00%	n/a	n/a

The assumed health care cost trend rates as of December 31, 2007 and 2006 were as follows:

	2007	2006
Health care cost trend rate assumed for next year	8.42%	9.10%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2015	2015

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

Long-Term Incentive Plans

As of December 31, 2007, we have the following long-term incentive plans:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NS common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NS common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include NS unit options, restricted units and distribution equivalent rights (DERs).

•	The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NS unit options to officers and directors of NuStar GP, LLC or its affiliates.

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NSH units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the 2006 LTIP can include NSH unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2007			2006		2005
	Granted	Vesting		Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	10,840	1/3 per year		8,940	1/3 per year	—	—
Unit options	204,675	1/5 per year		203,975	1/5 per year	25,075	1/5 per year
Restricted units	117,575	1/5 per year		51,140	1/5 per year	14,920	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	3,510	1/3 per year		2,307	1/3 per year	1,340	1/3 per year
UOP	—	—		—	—	14,925	1/5 per year
UIP:
Unit options	—	—		15,200	1/5 per year	128,300	1/5 per year
Restricted units	12,730	1/5 per year		9,740	1/5 per year	31,800	1/5 per year
2006 LTIP:
Restricted units (grants to non-employee directors of NuStar GP Holdings)	5,489	1/3 per year		2,886	1/3 per year	—	—
Unit Options	324,100	(a	)	—	—	—	—

(a)	Unit options granted at $31.55 under the 2006 LTIP will vest over a 5-year period, with no vesting the first two years and equal vesting over the last three years.

As of December 31, 2007 and 2006, we had accrued $3.9 million and $3.0 million, respectively, for the outstanding awards of NS unit options and restricted units in “Accrued compensation expense” on our consolidated balance sheets. As of December 31, 2007, NS common units that remained available to be awarded totaled 711,602 under the 2000 LTIP and 265,326 under the UIP. Substantially all approved awards under the UOP have been granted as of December 31, 2007. NSH units that remained available totaled 1,667,637 under the 2006 LTIP as of December 31, 2007. Long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC are reimbursed by NuStar Energy and totaled $3.8 million, $2.4 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expenses resulting from NSH awards to non-employee directors of NuStar GP Holdings are included in “General and administrative expenses” on our consolidated statements of income and totaled approximately $31,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively.

Unit Options

Under the terms of our various unit option plans, the exercise price of options granted is not less than the fair market value of our common units on the date of grant. Options become exercisable pursuant to the individual written agreements between the participants and us, usually in five equal annual installments beginning at the date of grant, with unexercised options generally expiring seven to ten years from the date of grant.

The fair value of each unit option grant was estimated using the Black-Scholes option-pricing model on the valuation date for NS unit options and on the grant date for NSH unit options. The expected life of options granted is the period of time from the valuation date for NS unit options and from the grant date for NSH unit options to the date of expected exercise or other expected settlement. Expected volatility for NS unit options is based on closing prices of NuStar Energy’s common units for periods corresponding to the life of options granted. Expected volatility for NSH unit options is based on closing prices of NSH common units for periods corresponding to the life of options granted. Expected dividend yield is based on annualized dividends at the valuation date for NS unit options and at the grant date for NSH unit options. The risk-free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options at the valuation date for NS unit options and at the grant date for NSH unit options.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the weighted-average assumptions used in our fair value measurements to determine the related liability is presented in the table below:

	NS Unit Options		NSH Unit Options
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007
Expected life in years	5.0	5.0	5.0
Expected volatility	17.8%	15.2%	35.1%
Expected distribution yield	7.1%	6.8%	4.3%
Risk-free interest rate	3.3%	4.7%	3.3%

12. INCOME TAXES

Components of income tax (benefit) expense were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Current:
U.S. federal	$(73)	$951	$—
U.S. state	(27)	236	47

Total current	(100)	1,187	47
Deferred:
U.S. federal	5	(1,031)	—
U.S. state	73	134	67

Total deferred	78	(897)	67

Total income tax (benefit) expense	$(22)	$290	$114

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that substantially all of our income is not subject to federal income tax due to our status as a limited liability company.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Deferred income tax assets:
Share/option compensation	$1,464	$1,018
Pension	—	1,098
Other employee benefits	437	586
Other state	73	210

Deferred income tax assets	1,974	2,912
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(204)	(207)
Pension	(245)	—

Total net deferred income tax assets	$1,525	$2,705

The realization of deferred income tax assets recorded as of December 31, 2007 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more likely than not that the deferred tax assets as of December 31, 2007 will be realized, based upon expected future taxable income and potential tax planning strategies.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2007:
Net income	$8,771	$11,248	$14,084	$9,237	$43,340
Basic net income per unit	0.21	0.26	0.33	0.22	1.02
Diluted net income per unit	0.21	0.26	0.33	0.22	1.02
Cash distributions per unit applicable to limited partners	0.32	0.34	0.36	0.36	1.38

2006:
Net income	$6,375	$4,323	$9,697	$10,323	$30,718
Basic net income per unit	0.15	0.10	0.23	0.24	0.72
Diluted net income per unit	0.15	0.10	0.23	0.24	0.72
Cash distributions per unit applicable to limited partners (a)	—	—	0.26	0.32	0.58

(a)	The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1—July 18, 2006, Valero Energy received 100% of our distributions. NuStar GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors of

NuStar GP, LLC and Unitholders of NuStar Energy L.P.:

We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors of

NuStar GP, LLC and Unitholders of NuStar Energy L.P.:

We have audited NuStar Energy L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
February 28, 2008

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$89,838	$68,838
Accounts receivable, net of allowance for doubtful accounts of $365 and $1,220 as of December 31, 2007 and 2006, respectively	130,354	105,976
Receivable from related party	786	—
Inventories	88,532	16,979
Other current assets	37,624	21,205

Total current assets	347,134	212,998

Property and equipment, at cost	2,944,116	2,694,358
Accumulated depreciation and amortization	(452,030)	(349,223)

Property and equipment, net	2,492,086	2,345,135
Intangible assets, net	47,762	53,532
Goodwill	785,019	774,441
Investment in joint ventures	80,366	74,077
Deferred income tax asset	10,622	11,342
Deferred charges and other assets, net	20,098	22,683

Total assets	$3,783,087	$3,494,208

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$663	$647
Payable to related party	—	2,315
Accounts payable	163,309	86,307
Accrued interest payable	17,725	17,528
Accrued liabilities	47,189	37,651
Taxes other than income taxes	10,157	10,219
Income taxes payable	3,442	2,068

Total current liabilities	242,485	156,735

Long-term debt, less current portion	1,445,626	1,353,720
Long-term payable to related party	5,684	5,749
Deferred income tax liability	34,196	32,926
Other long-term liabilities	60,264	69,397
Commitments and contingencies (Note 12)
Partners’ equity:
Limited partners (49,409,749 and 46,809,749 common units outstanding as of December 31, 2007 and 2006, respectively)	1,926,126	1,830,047
General partner	41,819	38,815
Accumulated other comprehensive income	26,887	6,819

Total partners’ equity	1,994,832	1,875,681

Total liabilities and partners’ equity	$3,783,087	$3,494,208

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Services revenues:
Third parties	$696,623	$375,174	$190,439
Related party	—	260,980	232,618

Total services revenues	696,623	636,154	423,057
Product sales	778,391	501,107	236,500

Total revenues	1,475,014	1,137,261	659,557

Costs and expenses:
Cost of product sales	742,972	466,276	229,806
Operating expenses:
Third parties	264,024	218,017	126,280
Related party	93,211	94,587	59,071

Total operating expenses	357,235	312,604	185,351
General and administrative expenses:
Third parties	30,213	13,033	7,197
Related party	37,702	32,183	19,356

Total general and administrative expenses	67,915	45,216	26,553
Depreciation and amortization expense	114,293	100,266	64,895

Total costs and expenses	1,282,415	924,362	506,605

Operating income	192,599	212,899	152,952
Equity earnings from joint ventures	6,833	5,882	2,319
Interest expense, net	(76,516)	(66,266)	(41,388)
Other income (expense), net	38,830	3,252	(1,495)

Income from continuing operations before income tax expense	161,746	155,767	112,388
Income tax expense	11,448	5,861	4,713

Income from continuing operations	150,298	149,906	107,675
Income (loss) from discontinued operations, net of income tax	—	(376)	3,398

Net income	150,298	149,530	111,073
Less net income applicable to general partner	(21,063)	(16,910)	(10,758)

Net income applicable to limited partners	$129,235	$132,620	$100,315

Income (loss) per unit applicable to limited partners:
Continuing operations	$2.74	$2.84	$2.76
Discontinued operations	—	(0.01)	0.10

Net income	$2.74	$2.83	$2.86

Weighted average number of basic units outstanding	47,158,790	46,809,749	35,023,250

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$150,298	$149,530	$111,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114,293	100,266	66,667
Amortization of debt related items	(5,516)	(5,210)	(2,669)
Other non-cash gains	(8,356)	(388)	2,161
Provision (benefit) for deferred income taxes	276	(74)	4,283
Equity earnings from joint ventures	(6,833)	(5,969)	(2,499)
Distributions of equity earnings from joint ventures	544	5,155	2,499
Changes in current assets and liabilities (Note 17)	(21,326)	10,695	64
Other, net	(708)	(3,194)	4,851

Net cash provided by operating activities	222,672	250,811	186,430

Cash Flows from Investing Activities:
Reliability capital expenditures	(40,333)	(33,952)	(23,707)
Strategic and other capital expenditures	(210,918)	(90,070)	(44,379)
Kaneb acquisition, net of cash acquired	—	—	(500,973)
Other acquisitions	—	(154,474)	—
Investment in other noncurrent assets	(62)	(10,820)	(3,319)
Proceeds from sale of Held Separate Businesses, net	—	—	454,109
Proceeds from dispositions of other assets	12,667	71,396	26,836
Proceeds from insurance settlement	250	3,661	—
Distributions in excess of equity earnings from joint ventures	—	113	2,433
Other, net	—	912	—

Net cash used in investing activities	(238,396)	(213,234)	(89,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common units, net of issuance costs	143,083	—	—
Proceeds from long-term debt borrowings, net of issuance costs	1,170,302	269,026	746,472
Long-term debt repayments	(1,077,975)	(83,510)	(735,064)
Proceeds from notes payable	75,000	—	—
Repayments of notes payable	(82,353)	—	—
Distributions to unitholders and general partner	(197,333)	(183,290)	(127,789)
Contributions from general partner	3,035	575	29,197
Increase (decrease) in cash book overdrafts	3,676	(6,305)	10,006
Other, net	(375)	(395)	—

Net cash provided by (used in) financing activities	37,060	(3,899)	(77,178)

Effect of foreign exchange rate changes on cash	(336)	(894)	(345)
Net increase in cash and cash equivalents	21,000	32,784	19,907
Cash and cash equivalents as of the beginning of year	68,838	36,054	16,147

Cash and cash equivalents as of the end of year	$89,838	$68,838	$36,054

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(Thousands of Dollars, Except Unit Data)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	Common		Subordinated
	Units	Amount	Units	Amount
Balance as of January 1, 2005	13,442,072	$310,537	9,599,322	$117,968	$9,836	$(30)	$438,311
Net income	—	72,383	—	27,932	10,758	—	111,073
Other comprehensive loss – foreign currency translation	—	—	—	—	—	(1,238)	(1,238)

Total comprehensive income	—	72,383	—	27,932	10,758	(1,238)	109,835

Cash distributions to partners	—	(85,138)	—	(31,773)	(10,878)	—	(127,789)
Exchange of common units for all common units of KPP and related general partner interest contributions	23,768,355	1,451,225	—	—	29,197	—	1,480,422

Balance as of December 31, 2005	37,210,427	1,749,007	9,599,322	114,127	38,913	(1,268)	1,900,779
Net income	—	123,180	—	9,440	16,910	—	149,530
Other comprehensive income – foreign currency translation	—	—	—	—	—	8,087	8,087

Total comprehensive income	—	123,180	—	9,440	16,910	8,087	157,617

Cash distributions to partners	—	(149,004)	—	(16,703)	(17,583)	—	(183,290)
General partner contribution	—	—	—	—	575	—	575
Conversion of subordinated units to common units on May 8, 2006	9,599,322	106,864	(9,599,322)	(106,864)	—	—	—

Balance as of December 31, 2006	46,809,749	1,830,047	—	—	38,815	6,819	1,875,681

Net income	—	129,235	—	—	21,063	—	150,298
Other comprehensive income – foreign currency translation	—	—	—	—	—	20,068	20,068

Total comprehensive income	—	129,235	—	—	21,063	20,068	170,366

Cash distributions to partners	—	(176,239)	—	—	(21,094)	—	(197,333)
Issuance of 2,600,000 common units in November 2007 and related general partner interest contribution	2,600,000	143,083	—	—	3,035	—	146,118

Balance as of December 31, 2007	49,409,749	$1,926,126	—	$—	$41,819	$26,887	$1,994,832

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

1. ORGANIZATION AND OPERATIONS

Organization

NuStar Energy L.P. (NYSE: NS), formerly Valero L.P., is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy L.P. also purchases certain petroleum products for resale to third parties. As used in this report, references to “we,” “us,” “our” or “the Partnership” collectively refer, depending on the context, to NuStar Energy L.P. or a wholly owned subsidiary of NuStar Energy L.P.

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is our general partner, which is represented by a 2% general partner interest. NuStar GP Holdings, through various wholly owned subsidiaries, also owns limited partner units, resulting in a combined ownership of 22.3% of our partnership interests. The remaining 77.7% limited partnership interests are held by public unitholders.

NuStar GP Holdings, a publicly held Delaware limited liability company, was formed in June 2000 as UDS Logistics. Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006. In two separate public offerings in 2006, Valero Energy sold 100% of their ownership in NuStar GP Holdings. In April 2007, Valero GP Holdings changed its name to NuStar GP Holdings, and we changed our name to NuStar Energy L.P. (NuStar Energy).

Operations

Our operations are managed by NuStar GP, LLC, formerly Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., and a wholly owned subsidiary of NuStar GP Holdings.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P., formerly Valero Logistics Operations, L.P. (NuStar Logistics), and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental results such that all product sales and related costs are included in the marketing segment. Previous periods have been restated to conform to this presentation. We have five business segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and marketing. As of December 31, 2007, our assets included:

•

61 refined product terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 58.5 million barrels of storage capacity and one crude oil terminal facility providing approximately 3.4 million barrels of storage capacity;

•

8,251 miles of refined product pipelines, including approximately 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.6 million barrels and two tank farms providing storage capacity of 1.2 million barrels;

•	812 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

On November 6, 2007, we entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations) for approximately $450.0 million, plus an inventory adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

Accounts Receivable

Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered. We extend credit terms to certain customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review.

Inventories

Inventories consist of petroleum products purchased for resale and are valued at the lower of cost or market. Cost is determined using the weighted-average cost method.

Property and Equipment

Additions to property and equipment, including reliability and expansion capital expenditures and capitalized interest, are recorded at cost.

Reliability capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Strategic capital expenditures represent capital expenditures to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in “Other income (expense), net” in the consolidated statements of income. When property or equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the consolidated statement of income in the year retired.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost of an acquired entity over the fair value of net assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination is not amortized. Intangible assets with finite useful lives are amortized on a straight-line basis over five to 47 years. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 of each year as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2007, 2006 and 2005, no impairment had occurred.

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

ST Linden Terminals, LLC. Formed in 1998, the 44-acre facility provides us with deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. ST Linden Terminals, LLC (Linden) is owned 50% by the Partnership and 50% by NIC Holding Corp. We account for this investment under the equity method of accounting.

Deferred Charges and Other Assets

“Deferred charges and other assets, net” primarily include the following:

•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;

•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract;

•

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs; and

•	the fair value of our interest rate swap agreements.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and investment in joint ventures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2007 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include primarily liabilities for ad valorem taxes, franchise taxes, and value added taxes.

Income Taxes

We are a limited partnership and generally are not subject to federal or state income taxes. Accordingly, the taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of the individual partners. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

We conduct certain of our operations through taxable wholly owned corporate subsidiaries. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2003 through 2007 and for our major non-U.S. jurisdictions, tax years subject to examination are 2001 through 2007.

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

We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.8 million and $2.0 million as of December 31, 2007 and 2006, respectively, which is included in “Other long-term liabilities” on the consolidated balance sheet, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right of way agreements.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Imbalances

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Product imbalance liabilities are included in “Accrued liabilities” on the consolidated balance sheet (see Note 9). Included in “Other current assets” are $13.6 million and $9.9 million of product imbalance assets as of December 31, 2007 and 2006, respectively.

Revenue Recognition

Revenues for the refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, handling and filtering services. Our facilities at Point Tupper and St. Eustatius also charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. Storage lease revenues are recognized when services are provided to the customer. Throughput revenues (based on a terminalling fee) are recognized as refined products are delivered out of our terminal. Revenues for ancillary services are recognized as those services are provided.

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

Revenues from the sale of petroleum products, which are included in our marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer. Additionally, the revenues of our marketing segment include the mark-to-market impact of certain derivative instruments that are part of our limited trading program.

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include sales, use, value added, and some excise taxes. These taxes should be presented on either a gross or a net basis, and if reported on a gross basis, a company should disclose amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. We present taxes on a net basis in our consolidated financial statements.

Income Allocation

Our net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution calculated based upon the declared distribtion for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests.

Net Income per Unit Applicable to Limited Partners

We have identified the general partner and the subordinated units as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding. The amount of net income per unit allocated to subordinated units was equal to the amount allocated to the common units for the periods prior to the conversion of the subordinated units into common units in May 2006.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that, under United States generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments.

Derivative Financial Instruments

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt.

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX.

Derivative instruments designated and qualifying as fair value hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133) are recorded in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in “Cost of product sales.” We record derivative instruments that do not qualify for hedge accounting under SFAS 133 in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” Fair value is based on quoted market prices.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Revenues.”

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Stock-based Compensation

NuStar GP, LLC has adopted various long-term incentive plans, which provide employees and directors of NuStar GP, LLC providing services to NuStar Energy, with the right to receive NS common units. NuStar GP, LLC accounts for awards of NS unit options and restricted units at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value and considering the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.

NuStar GP Holdings has adopted a long-term incentive plan that provides employees, consultants and directors of NuStar GP Holdings and its affiliates with rights to receive NuStar GP Holdings common units under specified conditions. NuStar GP Holdings accounts for awards of NSH restricted units and unit options granted to its directors or employees of NuStar GP, LLC at fair value in accordance with Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment.” The fair value of NSH unit options is determined using the Black-Scholes model at the grant date and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. NuStar GP Holdings recognizes compensation expense for NSH restricted units and unit options ratably over the vesting period based on the fair value of the units at the grant date.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We reimburse our general partner completely for the expense resulting from awards to employees and directors of NuStar GP, LLC. We include such compensation expense in “General and administrative expenses” on the consolidated statements of income. We do not reimburse our general partner for the expense resulting from awards to non-employee directors of NuStar GP Holdings.

Under these employee stock compensation plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of SFAS No. 123R and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Margin Deposits

Margin deposits relate to our exchange-traded derivative contracts and generally vary based on changes in the value of the contracts. Margin deposits totaling $8.6 million are included in “Other current assets” on the consolidated balance sheet as of December 31, 2007. Prior to 2007, we were not a party to any exchange-traded derivative contracts.

New Accounting Pronouncements

FASB Statement No. 157. In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The FASB deferred the effective date for one year for all nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will still need to apply the recognition and disclosure provisions of Statement No. 157 for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually. The adoption of Statement No. 157 effective January 1, 2008 has not materially affected our financial position or results of operations.

FASB Statement No. 159. In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. The adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.

FASB Statement No. 141R. In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we will not adopt the provisions of Statement 141R until January 1, 2009.

Reclassifications

Certain previously reported amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. ACQUISITIONS

Completed During 2006

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the years ended December 31, 2007 and 2006.

St. James Crude Facility

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million (the St. James Acquisition). The acquisition includes 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on the west bank of the Mississippi River approximately 60 miles west of New Orleans. We funded the acquisition with borrowings under our revolving credit agreement. The financial statements include the results of operations in the refined product terminal segment commencing on December 1, 2006.

The St. James Acquisition was accounted for using the purchase method. The purchase price and purchase price allocation were as follows (in thousands):

Cash paid for St. James Terminal	$140,900
Transaction costs	759

Total	$141,659

Current assets	$53
Property and equipment	126,258
Goodwill	13,898
Intangible assets	1,450

Total	$141,659

Since the effect of the St. James Acquisition was not significant, we have not presented pro forma financial information for the years ended December 31, 2006 and 2005 that give effect to the St. James Acquisition as of January 1, 2006 and 2005.

Completed During 2005

Kaneb Acquisition

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Price Allocation

The Kaneb Acquisition was accounted for using the purchase method. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the outstanding equity securities of KSL	$509,307
Value of NuStar Energy’s common units issued in exchange for KPP units	1,451,249
Transaction costs	9,505
Fair value of long-term debt assumed	779,707
Fair value of other liabilities assumed	179,864

Total	$2,929,632

Current assets	$605,721
Property and equipment	1,429,652
Goodwill	769,727
Intangible assets	58,900
Other noncurrent assets	65,632

Total	$2,929,632

Unaudited Pro Forma Information

The unaudited pro forma financial information below includes the historical financial information of Kaneb and the Partnership for the periods indicated. This financial information assumes the following:

•	we completed the Kaneb Acquisition on January 1, 2005;

•	we borrowed $525.0 million to purchase all of the outstanding equity securities of KSL;

•	we issued approximately 23.8 million common units in exchange for all of the outstanding common units of KPP;

•	we received a contribution from our general partner of $29.2 million to maintain its 2% interest; and

•

the results of operations of the Held Separate Businesses (as defined below in Note 4), Martin Oil LLC, (a marketing subsidiary of KSL) and the Australian and New Zealand subsidiaries are reported as discontinued operations.

The unaudited pro forma information presented below is not necessarily indicative of the results of future operations:

Year Ended December 31, 2005
(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,005,662
Operating income	130,347
Income from continuing operations	$83,084
Income from discontinued operations	9,853

Net income	$92,937

Net income per unit applicable to limited partners:
Continuing operations	$1.48
Discontinued operations	0.21

Net income	$1.69

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. DISPOSITIONS

Sale of Australia and New Zealand Subsidiaries

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

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Balance as of beginning of year	$1,220	$1,976
Decrease in allowance credited to expense	(544)	(276)
Accounts charged against the allowance, net of recoveries	(324)	(492)
Foreign currency translation	13	12

Balance as of end of year	$365	$1,220

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2007	2006
	(Years)	(Thousands of Dollars)
Land	—	$108,216	$93,929
Land and leasehold improvements	10 - 35	75,013	59,043
Buildings	15 - 40	39,789	37,533
Pipeline, storage and terminals and equipment	20 - 35	2,435,381	2,327,129
Rights of way	20 - 40	102,217	102,211
Construction in progress	—	183,500	74,513

Total		2,944,116	2,694,358
Less accumulated depreciation and amortization		(452,030)	(349,223)

Property and equipment, net		$2,492,086	$2,345,135

Capitalized interest costs included in property and equipment were $6.0 million, $1.8 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization expense for property and equipment was $102.8 million, $92.5 million and $62.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In the fourth quarter of 2005, a portion of the Three Rivers to Pettus to Corpus Christi refined product pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million, included in “Other income (expense), net” in the accompanying consolidated statement of income for the year ended December 31, 2005.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$58,900	$(14,690)	$58,900	$(8,795)
Non-compete agreements	1,765	(1,407)	1,765	(1,054)
Terminaling agreement	1,000	(333)	—	—
Consulting agreements	—	—	1,150	(652)
Other	2,809	(282)	2,359	(141)

Total	$64,474	$(16,712)	$64,174	$(10,642)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.2 million, $6.5 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense is approximately $6.7 million for the year ending December 31, 2008, $6.4 million for the year ended December 31, 2009, $6.0 million for the years ending December 31, 2010 and 2011 and $5.9 million for the year ended December 31, 2012.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. INVESTMENT IN JOINT VENTURES

The following table presents summarized combined unaudited financial information related to our joint ventures as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$10,387	$8,622
Property, plant and equipment, net	81,645	68,809

Total assets	$92,032	$77,431

Current liabilities	$6,328	$3,375
Members’ equity	85,704	74,056

Total liabilities and members’ equity	$92,032	$77,431

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$31,502	$28,858	$28,008
Net income	13,528	12,355	11,320
Our share of net income (b)	6,833	5,969	2,499
Our share of distributions	544	5,268	4,932

(a)	Revenues and net income reflect the amounts for the year ended December 31, 2005. Our share of net income and distributions related to investments in the joint ventures acquired as part of the Kaneb Acquisition reflect amounts for the six months ended December 31, 2005.
(b)	Our share of net income shown in the table includes $0.1 million and $0.2 million of income that is included in income from discontinued operations in the consolidated statement of income for the years ended December 31, 2006 and 2005, respectively.

Skelly-Belvieu Pipeline Company

Upon the formation of Skelly-Belvieu, we contributed certain equipment to Skelly-Belvieu in exchange for 50% of its members’ equity. Our investment in Skelly-Belvieu was recorded at the carrying amount of the contributed equipment. However, the financial statements of Skelly-Belvieu reflect these assets at fair value at the date of formation. As a result, our 50% share of Skelly-Belvieu’s members’ equity exceeds the carrying value of our investment. This excess, which totaled $7.1 million and $7.4 million as of December 31, 2007 and 2006, respectively, is being accreted into income over the average life of the assets held by Skelly-Belvieu, or 33 years.

ST Linden Terminals, LLC

As part of the Kaneb Acquisition, we acquired an investment in Linden. As part of the final allocation in 2006 of the purchase price of Kaneb, we recorded our investment in Linden at fair value. As a result, the carrying value of our investment in Linden exceeds our 50% share of its members’ equity. This excess totaled $44.5 million and $44.9 million as of December 31, 2007 and 2006, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The balance not being amortized has been allocated to goodwill of Linden.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(Thousands of Dollars)
Employee wages and benefit costs	$17,633	$12,093
Unearned income	2,401	2,369
Environmental costs	5,435	5,583
Product shortages	10,513	7,796
Other	11,207	9,810

Accrued liabilities	$47,189	$37,651

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(Thousands of Dollars)
6.05% senior notes due 2013, net of unamortized discount of ($337) in 2007 and ($437) in 2006 and a fair value adjustment of $1,646 in 2007 and ($2,902) in 2006	$231,241	$246,662
6.875% senior notes due 2012, net of unamortized discount of ($143) in 2007 and ($174) in 2006 and a fair value adjustment of $586 in 2007 and ($2,006) in 2006	100,444	97,820
7.75% senior notes due 2012, including a fair value adjustment of $28,225 in 2007 and $33,328 in 2006	278,225	283,328
5.875% senior notes due 2013, including a fair value adjustment of $10,668 in 2007 and $12,243 in 2006	260,668	262,243
$1,250 million revolving credit agreement	527,976	—
$525 million term credit agreement	—	225,000
$600 million revolving credit agreement	—	190,526
UK term loan	41,628	41,118
Port Authority of Corpus Christi note payable	6,107	7,670

Total debt	1,446,289	1,354,367
Less current portion	(663)	(647)

Long-term debt, less current portion	$1,445,626	$1,353,720

The long-term debt repayments are due as follows (in thousands):

2008	$663
2009	713
2010	770
2011	832
2012	920,503
Thereafter	482,163

Total repayments	1,405,644
Net fair value adjustment and unamortized discount	40,645

Total debt	$1,446,289

Interest payments totaled $89.5 million, $75.0 million and $53.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.875% and 6.05% Senior Notes

On March 18, 2003, NuStar Logistics issued $250 million of 6.05% senior notes, maturing in 2013, with interest payable semi-annually in arrears on March 15 and September 15 of each year.

On July 15, 2002, NuStar Logistics issued $100.0 million of 6.875% senior notes, maturing in 2012, with interest payable semi-annually in arrears on January 15 and July 15 of each year.

The 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics. Both series of senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of NuStar Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The NuStar Logistics senior notes also include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

Due to the completed sale of Valero Energy’s remaining interests in NuStar GP Holdings on December 22, 2006, the change-in-control provision was triggered, and NuStar Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our $600 million revolving credit agreement on February 1, 2007. The retirement of those senior notes did not significantly affect either our financial position or results of operations.

7.75% and 5.875% Senior Notes

As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by KPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. We use the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the remaining lives of the senior notes.

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

The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy. In connection with the Kaneb Acquisition, NuStar Energy fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both NuStar Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2007 Revolving Credit Agreement

On December 10, 2007, NuStar Logistics replaced the existing $600 million revolving credit agreement with the $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes a Euro sub-limit $250 million. NuStar Logistics borrowed $528.4 million under the 2007 Revolving Credit Agreement to repay in full the balance on its $600 million revolving credit agreement (the Revolving Credit Agreement) and $525 million term loan agreement (the Term Loan Agreement). Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and KPOP. KPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.

As of December 31, 2007, we had $720.8 million available for borrowing under the 2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 5.7% as of December 31, 2007. The weighted-average interest rate related to outstanding borrowings under the 2007 Revolving Credit Agreement for the year ended December 31, 2007 was 5.7%.

The 2007 Revolving Credit Agreement requires that we maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the consolidated debt coverage ratio must not exceed 5.50-to-1.00. Management believes that we are in compliance with all ratios and covenants of the 2007 Revolving Credit Agreement as of December 31, 2007.

Term Loan Agreement

On July 1, 2005, we entered into the Term Loan Agreement, the majority of which was used to fund the Kaneb Acquisition. The weighted-average interest rate related to outstanding borrowings under the Term Loan Agreement for the year ended December 31, 2007 was 6.0%. The $225.0 million balance on the Term Loan Agreement was paid in full on December 10, 2007 with the proceeds from the 2007 Revolving Credit Agreement.

Revolving Credit Agreement

On July 1, 2005, we entered into the Revolving Credit Agreement. The weighted-average interest rate related to outstanding borrowings under the Revolving Credit Agreement for the year ended December 31, 2007 was 5.7%. The $303.4 million balance on the Revolving Credit Agreement was paid in full on December 10, 2007 with the proceeds from the 2007 Revolving Credit Agreement.

UK Term Loan

KPOP’s UK subsidiary, Kaneb Terminals Limited, is the borrower of £21 million ($41.6 million and $41.1 million as of December 31, 2007 and 2006, respectively). This amended and restated term loan agreement (the UK Term Loan) bears interest at 6.65% annually and matures on December 11, 2012.

In December 2007, the UK Term Loan contains was amended to be consistent with the covenants and provisions of the 2007 Revolving Credit Agreement. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2007.

Port Authority of Corpus Christi Note Payable

The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Additionally, Exxon Mobil Corporation (ExxonMobil) has agreed to indemnify us for pre-acquisition environmental liabilities in connection with off site disposal activities performed prior to September 4, 2003 related to the Paulsboro refined product terminal acquisition.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The balance of and changes in the accruals for environmental matters were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Balance as of beginning of year	$13,683	$17,509
Additions to accrual	3,872	2,625
Amounts related to the Australia and New Zealand subsidiaries	—	(3,051)
Payments	(6,474)	(3,541)
Foreign currency translation	43	141

Balance as of end of year	$11,124	$13,683

Accruals for environmental matters are included in the consolidated balance sheet as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Accrued liabilities	$5,435	$5,583
Other long-term liabilities	5,689	8,100

Accruals for environmental matters	$11,124	$13,683

12. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending our self in legal matters are expensed as incurred. As of December 31, 2007, we have recorded $1.1 million of accruals related to settled matters and $47.5 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

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

The Otis AFB is a part of a Superfund Site pursuant to CERCLA. The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us related to this matter and we have not made any payments toward costs incurred by the Department of Justice.

Port of Vancouver Matter. We own a chemical and refined product terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, we have negotiated with the Washington Department of Ecology, and on November 7, 2007, we entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes. Based on the Agreed Order, and the fact that there is no currently pending claim asserting that Kaneb is responsible for the second plume, we believe at this time that this issue is resolved.

Department of Justice Matter. In a letter dated February 6, 2008, the Department of Justice (the DOJ) advised us that Region VII of the EPA has requested that the DOJ initiate a lawsuit against KPOP for violations of the Clean Water Act. The notice alleges that KPOP violated the Clean Water Act by failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances.

EPA Investigation. On November 14, 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at one of our California terminals. Since then, the U.S. District Court has also served us with five subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments

Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2007 are as follows:

	Operating Leases	Purchase Obligations
	(Thousands of Dollars)
2008	$11,034	$544,294
2009	7,650	110,953
2010	7,099	7,069
2011	6,557	968
2012	6,394	962
Thereafter	102,368	1,523

Future minimum lease payments	$141,102	$665,769

Rental expense for all operating leases totaled $21.0 million, $15.3 million and $8.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The purchase obligations primarily relate to purchases of inventory for resale to our customers.

13. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management group that has direct oversight responsibilities for our risk policies and our trading controls and procedures and certain aspects of risk management. Our risk management group also approves all new risk management strategies through a formal process.

The fair values of our derivative instruments are included in the Consolidated Balance Sheets as follows:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Deferred charges and other assets, net	$2,231	$—
Accrued liabilities	$4,622	$—
Other long-term liabilities	—	4,908

Total liability	$4,622	$4,908

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize NYMEX futures to manage our exposure to changes in the fair value of our product inventories and related firm commitments.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The earnings impact of our derivative activity was as follows:

	Year Ended December 31, 2007
	Mark-to- market, net	Settled	Total
	(Thousands of Dollars)
Commodity price-risk hedging loss	$(3,017)	$(4,519)	$(7,536)
Trading gain (loss)	3	(2,332)	(2,329)

Total	$(3,014)	$(6,851)	$(9,865)

During 2007, we recorded $1.6 million of income representing the change in fair value of inventories designated as the hedged item in qualifying fair value hedge relationships resulting in $0.1 million of income due to the ineffectiveness of our fair value hedges. The ineffectiveness is recorded in “Cost of product sales” in the consolidated statements of income. No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

Prior to 2007, we had not entered into any commodity derivatives with earnings impact.

Interest Rate Risk

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2007 and 2006, the weighted average effective interest rate for the interest rate swaps was 6.1% and 7.1%, respectively.

The estimated fair value of our fixed-rate debt as of December 31, 2007 and 2006 was $927.2 million and $939.2 million, respectively, as compared to the carrying amount of $918.3 million and $938.8 million, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. Interest rates on borrowings under the 2007 Revolving Credit Agreement float with market rates and thus the carrying amount approximates fair value.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

For the years ended December 31, 2007, 2006 and 2005 we derived approximately 18%, 23% and 34%, respectively, of our revenues from Valero Energy and its subsidiaries, our largest customer. No other single customer accounted for more than 10% of our consolidated operating revenues. Valero Energy and its subsidiaries are investment grade customers; therefore, we do not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact NuStar Energy, both positively and negatively, to changes in the refining and marketing industry.

14. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees. We had a receivable of $0.8 million and a payable of $2.3 million, as of December 31, 2007 and December 31, 2006, respectively, to NuStar GP, LLC, with both amounts representing payroll and plan benefits, net of payments made by us. We also had a long-term payable as of December 31, 2007 and 2006 of $5.7 million to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

Prior to December 22, 2006, Valero Energy controlled our general partner. We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

administrative costs and lease expense, which were reported as related party transactions in the consolidated statement of income. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting transactions with Valero Energy as related party transactions subsequent to that date.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the year ended December 31, 2007 and with Valero Energy for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars)
Revenues	$—	$260,980	$234,485
Operating expenses	93,211	94,587	60,921
General and administrative expenses	37,702	32,183	19,356

(a)	The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

Agreements with NuStar GP Holdings

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006 when NuStar GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement, dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity.

Agreements with Valero Energy

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

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us a net administrative services fee, which was $1.8 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively.

Although Valero Energy no longer provided employees to work directly on our behalf, Valero Energy continued to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Under the 2007 Services Agreement, we paid Valero Energy approximately $1.1 million for the year ended December 31, 2007 for administrative services (primarily information system services and human resource services) and telecommunication services.

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy paid us a termination fee of $13.0 million in May 2007 in accordance with the terms of the 2007 Services Agreement. However, Valero Energy continued providing certain services over a period of time sufficient to allow us to assume those functions by the end of 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Omnibus Agreement

On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, NuStar GP, LLC, Riverwalk Logistics, L.P., and NuStar Logistics. The 2006 Omnibus Agreement superseded the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governed potential competition between Valero Energy and us.

With the closing of NuStar GP Holding’s secondary public offering on December 22, 2006, Valero Energy ceased to own 20% or more of us, which allows Valero Energy to compete with us.

Also under the 2006 Omnibus Agreement, Valero Energy agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

Under the terms of the Pipelines and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

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

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the years ended December 31, 2007, 2006 and 2005, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

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

•

Services and Secondment Agreements, dated March 2003, pursuant to which Valero Energy agreed to provide personnel to us who perform operating and routine maintenance services related to the crude oil storage tank

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations. The annual reimbursement for those services is an aggregate $3.5 million. The initial term of the services and secondment agreements is ten years, which we may extend for an additional five years. In addition to the fees we have agreed to pay Valero Energy under the services and secondment agreements, we are responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Corpus Christi North Beach Storage Facility

Effective January 1, 2007, we entered into a one-year terminal service agreement with Valero Energy for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This agreement automatically renewed from year-to-year until either party elected to terminate upon 90-days written notice. This agreement was terminated on December 31, 2007.

We entered into a five-year shell barrel capacity lease agreement with Valero Energy on January 1, 2008 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility for $0.56 million per month. This lease automatically renews for additional one-year terms after the initial term unless either party terminates it with a 90-day written notice. Pursuant to this agreement, Valero Energy has agreed to maintain an annual average throughput of at least 70,000 barrels per day. In the event Valero Energy does not maintain the minimum guaranteed annual volume, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by a per barrel rate.

Other Agreements

We have other minor storage and throughput contracts with Valero Energy.

15. EMPLOYEE BENEFIT PLANS

We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. Prior to July 1, 2006, the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy, which included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. On July 19, 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC as follows:

•

The NuStar GP, LLC Thrift Plan (the Thrift Plan), is a qualified employee profit-sharing plan which became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 30% of their total annual compensation. The maximum match by NuStar GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation. Effective January 1, 2008, the Thrift Plan was amended to change the maximum match by NuStar GP, LLC to 100% of each participant’s total contribution up to 6% based on the participant’s total annual compensation.

•

The NuStar GP, LLC Pension Plan (the Pension Plan), is a qualified non-contributory defined benefit plan which became effective July 6, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income based on years of service and compensation during the period of service. Employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with service for certain employees who were participants in the Valero Energy pension plan through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by NuStar GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan. Effective January 1, 2008, the plan was amended to change the name of the plan to the NuStar Pension Plan.

•

The NuStar GP, LLC Excess Thrift Plan (the Excess Thrift Plan), which became effective July 1, 2006, provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The contribution to the Excess Thrift Plan is equivalent to the matching contributions that would have been credited to the employee’s qualified Thrift Plan account for matching contributions had the plan contributions not been impacted by various IRS limits. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan shall consist of a separate plan for purposes of Title I of ERISA.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

The NuStar GP, LLC Excess Pension Plan (the Excess Pension Plan) provides benefits to those employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). Effective as of July 1, 2006, eligible NuStar GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those NuStar GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

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

•

The NuStar GP, LLC Retiree Benefits Plan is a post-retirement medical benefits plan effective July 1, 2006 from which benefits became payable to eligible employees beginning January 1, 2007. NuStar GP, LLC retained the liabilities for the benefit obligations related to the postretirement medical benefits for those employees who are not “retirement eligible” (employees over 55 years old with five years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.7 million, respectively, as of July 1, 2006. Valero Energy retained the responsibility for the postretirement medical benefit obligation for employees who were retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elected to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA. All costs incurred by our general partner related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by us at cost. Effective January 1, 2008, in compliance with recently issued section 409(a) of the Code, the Excess Pension Plan and the SERP were amended to provide that all benefits under those plans will be paid in a single lump-sum payment.

Long-Term Incentive Plans

Our general partner also sponsors the following:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units. As of December 31, 2007, a total of 711,602 common units remained available to be awarded under the UIP.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs). As of December 31, 2007, a total of 265,326 common units remained available to be awarded under the UIP.

•

The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2007.

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights of NuStar GP Holdings, LLC. As of December 31, 2007, a total of 1,667,637 NuStar GP Holdings units remained available to be awarded under the 2006 LTIP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our share of compensation expense related to the various long term incentive plans described previously, except for grants to non-employee directors of NuStar GP Holdings, was $3.8 million, $2.4 million and $1.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005. We record such amounts in “General and administrative expenses” in the consolidated statements of income for those years.

The number of awards granted under the above noted plans were as follows:

	Year Ended December 31,
	2007			2006		2005
	Granted	Vesting		Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	10,840	1/3 per year		8,940	1/3 per year	—	—
Unit options	204,675	1/5 per year		203,975	1/5 per year	25,075	1/5 per year
Restricted units	117,575	1/5 per year		51,140	1/5 per year	14,920	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	3,510	1/3 per year		2,307	1/3 per year	1,340	1/3 per year
UOP	—	—		—	—	14,925	1/5 per year
UIP:
Unit options	—	—		15,200	1/5 per year	128,300	1/5 per year
Restricted units	12,730	1/5 per year		9,740	1/5 per year	31,800	1/5 per year
2006 LTIP:
Unit options	324,100	(a	)	—	—	—	—
Restricted units (grants to non-employee directors of NuStar GP Holdings)	5,489	1/3 per year		2,886	1/3 per year	—	—

(a)	Unit options granted under the 2006 LTIP vest in annual one-third increments beginning on the third anniversary of the grant date.

16. PARTNERS’ EQUITY, ALLOCATIONS OF NET INCOME AND CASH DISTRIBUTIONS

Partners’ Equity

On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received proceeds of $146.1 million, including a contribution of $3.0 million from our general partner to maintain its 2% general partner interest, net of issuance costs. The proceeds were used to repay a portion of the outstanding principal balance under our then active $600 million revolving credit agreement.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During the year ended December 31, 2006, our general partner reimbursed us for certain charges we incurred related to services historically provided under our services agreement with Valero Energy. United States generally accepted accounting principles required us to record the charges as expenses and record the reimbursement as a capital contribution.

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$150,298	$149,530	$111,073
Charges reimbursed by general partner	—	575	—

Net income before charges reimbursed by general partner	150,298	150,105	111,073
Less general partner incentive distribution	18,426	14,778	8,711

Net income before charges reimbursed by general partner and after general partner incentive distribution	131,872	135,327	102,362
General partner interest	2%	2%	2%

General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	2,637	2,707	2,047
Charges reimbursed by general partner	—	(575)	—
General partner incentive distribution	18,426	14,778	8,711

Net income applicable to general partner	$21,063	$16,910	$10,758

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The table set forth below shows our cash distributions earned for the periods shown with respect to the general and limited partners:

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$4,092	$3,742	$3,036
General partner incentive distribution	18,426	14,778	10,259

Total general partner distribution	22,518	18,520	13,295
Limited partners’ distribution	182,076	168,515	138,500

Total cash distributions	$204,594	$187,035	$151,795

Cash distributions per unit applicable to limited partners	$3.835	$3.600	$3.365

(a)	For the second quarter 2005, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of June 30, 2005. On July 1, 2005, we issued approximately 23.8 million of our common units in exchange for all outstanding units of KPP in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than the net income allocation to the general partner as the units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in our net income allocation.

On January 24, 2008, we declared a quarterly cash distribution of $0.985 which was paid on February 14, 2008 to unitholders of record on February 7, 2008. This distribution related to the fourth quarter of 2007 and totaled $55.0 million, of which $6.3 million represented the general partner’s share of such distribution. The general partner’s distribution included a $5.2 million incentive distribution.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable notes receivable	$(22,079)	$27,307	$(39,397)
Receivable from related party	(786)	1,168	(2,678)
Inventories	(71,457)	257	(6,042)
Other current assets	(8,603)	6,181	(11,475)
Increase (decrease) in current liabilities:
Payable to related party	(2,315)	(9,493)	8,634
Accounts payable	72,918	(7,106)	58,920
Accrued interest payable	182	1,135	(259)
Accrued liabilities	9,546	(8,300)	(3,782)
Taxes other than income taxes	2	1,345	(3,323)
Income taxes payable	1,266	(1,799)	(534)

Changes in current assets and current liabilities	$(21,326)	$10,695	$64

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$83,450	$73,206	$52,154

Cash paid for income taxes, net of tax refunds received	$9,081	$7,234	$1,663

Non-cash investing and financing activities for the year ended December 31, 2007 included:

•	adjustments to property and equipment, goodwill and intangible assets resulting from adjustments to the purchase price allocations related to the St. James Acquisition;

•	acquisition of other current assets in exchange for a note payable; and

•	adjustments to the fair value of our interest rate swap agreements.

Non-cash investing activities for the year ended December 31, 2006 included adjustments mainly to property and equipment and goodwill resulting from the final purchase price allocation related to the Kaneb Acquisition.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. OTHER INCOME

Other income consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
2007 Services Agreement termination fee (see Note 14)	$13,000	$—	$—
Business interruption insurance	12,492	—	—
Sale of net profit interest in coal mine	7,250	—	—
Legal settlements	5,758	—	—
Foreign exchange (losses) gains	(6,261)	1,011	(139)
Other	6,591	2,241	(1,356)

Other income (expense), net	$38,830	$3,252	$(1,495)

The business interruption insurance amount consists of insurance proceeds related to lost earnings at our pipelines and terminals that serve Valero Energy’s McKee refinery, which experienced a fire in February 2007.

19. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Current:
U.S.	$2,373	$245	$—
Foreign	8,799	5,690	430

Total current	11,172	5,935	430

Deferred:
U.S.	827	(3,681)	892
Foreign	(551)	3,607	3,391

Total deferred	276	(74)	4,283

Total income tax expense	$11,448	$5,861	$4,713

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that substantially all of our income is not subject to federal income tax due to our status as a limited partnership.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
U.S.:
Net operating losses	$21,509	$19,257
Environmental and legal reserves	14,611	14,699
Other	784	377
Valuation allowance	(13,276)	(9,744)

Deferred tax assets – U. S.	23,628	24,589

Property and equipment	(13,006)	(13,247)

Net deferred income tax asset – U.S.	$10,622	$11,342

Foreign:
Environmental and legal reserves	$—	$338
Other	1,057	142
Capital loss	2,292	—
Valuation allowance	(1,977)	—

Deferred tax assets – foreign	1,372	480

Property and equipment	(35,568)	(33,406)

Net deferred income tax liability – foreign.	$(34,196)	$(32,926)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $61.5 million, which are subject to various limitations on use and expire in years 2008 through 2027.

As of December 31, 2007 and 2006, we have recorded a valuation allowance, substantially all of which was recorded in conjunction with the allocation of the purchase price of the Kaneb Acquisition, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal net operating loss carryforwards, before they expire. The net change in the total valuation allowance for the year ended December 31, 2007 was an increase of $5.5 million. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable.

The realization of net deferred income tax assets recorded as of December 31, 2007 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2007 will be realized, based on expected future taxable income and potential tax planning strategies.

St. Eustatius Tax Agreement

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

20. SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and marketing. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include providing pipeline transportation services, terminalling services, storage lease services and crude oil storage handling services. Product sales included in our marketing segment consist of sales of petroleum products to third parties. During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental information such that all product sales and related costs and assets are included in the marketing segment. Previous periods have been restated to conform to this presentation. Intersegment revenues are derived from storage and throughput rates consistent with rates charged to third parties and pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals:
Third party revenues	$354,821	$308,229	$164,729
Intersegment revenues	10,569	8,269	5,963

Total refined product terminals	365,390	316,498	170,692
Refined product pipelines:
Third party revenues	243,597	222,356	149,853
Intersegment revenues	231	—	—

Total refined product pipelines	243,828	222,356	149,853
Crude oil pipelines	52,968	58,654	51,429
Crude oil storage tanks	45,237	46,915	46,943
Marketing	778,391	501,107	246,603
Consolidation and intersegment eliminations	(10,800)	(8,269)	(5,963)

Total revenues	$1,475,014	$1,137,261	$659,557

Depreciation and amortization:
Refined product terminals	$54,635	$45,485	$25,008
Refined product pipelines	45,006	42,084	27,778
Crude oil pipelines	4,940	5,061	4,612
Crude oil storage tanks	7,682	7,636	7,497
Marketing	423	—	—
Consolidation and intersegment eliminations	1,607	—	—

Total depreciation and amortization	$114,293	$100,266	$64,895

Operating income:
Refined product terminals	$88,865	$79,315	$51,377
Refined product pipelines	93,812	85,946	56,621
Crude oil pipelines	32,696	36,768	30,439
Crude oil storage tanks	25,770	29,171	29,751
Marketing	21,111	26,915	11,317
Consolidation and intersegment eliminations	(1,740)	—	—

Total segment operating income	260,514	258,115	179,505
Less general and administrative expenses	67,915	45,216	26,553

Total operating income	$192,599	$212,899	$152,952

Revenues by geographic area for the years ended December 31, 2007, 2006 and 2005 are shown in the table below. The geographic area is based on the location of our customer.

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
United States	$655,013	$501,756	$347,765
Netherlands Antilles	719,084	537,626	255,893
Canada	44,927	51,203	35,639
Other countries	55,990	46,676	20,260

Consolidated revenues	$1,475,014	$1,137,261	$659,557

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended December 31, 2007, 2006, and 2005, Valero Energy accounted for 18%, 23% and 34% of our consolidated revenues, respectively. No other single customer accounted for more than 10% of our consolidated revenues.

Revenues from Valero Energy by operating segment were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$70,180	$53,154	$46,382
Refined product pipelines	96,966	104,519	89,731
Crude oil pipelines	50,631	56,392	51,429
Crude oil storage tanks	45,237	46,915	46,943
Marketing	7,426	—	—

Total revenues	$270,440	$260,980	$234,485

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Deferred charges and other assets, net” on the consolidated balance sheets. Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2007	2006
	(Thousands of Dollars)
United States	$2,109,594	$2,050,387
Netherlands Antilles	252,024	240,323
Canada	95,618	82,410
United Kingdom	92,149	90,594
Netherlands	90,157	20,903
Mexico	11,392	22,152

Consolidated long-lived assets	$2,650,934	$2,506,769

Total assets by reportable segment were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Refined product terminals	$1,925,592	$1,776,431
Refined product pipelines	1,245,891	1,250,466
Crude oil pipelines	127,706	132,407
Crude oil storage tanks	190,876	197,902
Marketing	171,028	54,153

Total segment assets	3,661,093	3,411,359
Other partnership assets (including current assets and other noncurrent assets)	121,994	82,849

Total consolidated assets	$3,783,087	$3,494,208

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill were as follows:

	Refined Product Terminals	Refined Product Pipelines	Crude Oil Pipelines	Total
	(Thousands of Dollars)
Balance as of January 1, 2006	$569,745	$193,646	$4,196	$767,587
Kaneb Acquisition final purchase price allocation	27,865	(21,011)	—	6,854

Balance as of December 31, 2006	597,610	172,635	4,196	774,441
St. James Acquisition final purchase price allocation	13,898	—	—	13,898
Other	(1,856)	(1,464)	—	(3,320)

Balance as of December 31, 2007	$609,652	$171,171	$4,196	$785,019

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Refined product terminals	$202,208	$229,963	$761,099
Refined product pipelines	25,120	41,739	748,392
Crude oil pipelines	224	12,939	561
Crude oil storage tanks	969	453	1,860
Marketing	1,755	—	—
Other partnership assets	21,037	4,222	2,781

Total capital expenditures	$251,313	$289,316	$1,514,693

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its investments in NuStar Logistics and KPOP, both wholly-owned subsidiaries. The senior notes issued by NuStar Logistics and KPOP are fully and unconditionally guaranteed by NuStar Energy, and both NuStar Logistics and KPOP fully and unconditionally guarantee the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are being presented as an alternative to providing separate financial statements for NuStar Logistics and KPOP.

Condensed Consolidating Balance Sheet

December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$16	$80,362	$672,940	$279,412	$(685,596)	$347,134
Property and equipment, net	—	942,297	667,132	882,657	—	2,492,086
Intangible assets, net	—	3,551	—	44,211	—	47,762
Goodwill	—	18,613	170,652	595,754	—	785,019
Investment in wholly owned subsidiaries	2,327,401	1,721	730,663	1,458,721	(4,518,506)	—
Investments in joint ventures	—	16,640	—	63,726	—	80,366
Deferred income tax asset	—	—	—	10,622	—	10,622
Deferred charges and other assets, net	75	15,761	382	3,880	—	20,098

Total assets	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

Liabilities and Partners’ Equity
Current liabilities	$359,547	$53,665	$30,030	$484,764	$(685,521)	$242,485
Long-term debt, less current portion	—	865,105	538,893	41,628	—	1,445,626
Long-term payable to related party	—	—	—	5,684	—	5,684
Deferred income tax liability	—	—	—	34,196	—	34,196
Other long-term liabilities	—	3,984	1,520	54,760	—	60,264
Total partners’ equity	1,967,945	156,191	1,671,326	2,717,951	(4,518,581)	1,994,832

Total liabilities and partners’ equity	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$403	$115,210	$653,221	$145,807	$(701,643)	$212,998
Property and equipment, net	—	935,109	676,494	733,532	—	2,345,135
Intangible assets, net	—	3,427	—	50,105	—	53,532
Goodwill	—	4,715	172,116	597,610	—	774,441
Investment in wholly owned subsidiaries	2,372,469	24,172	668,796	1,345,791	(4,411,228)	—
Investments in joint ventures	—	15,902	—	58,175	—	74,077
Deferred income tax asset	—	—	—	11,342	—	11,342
Deferred charges and other assets, net	228	5,807	604	16,044	—	22,683

Total assets	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

Liabilities and Partners’ Equity
Current liabilities	$504,238	$44,397	$29,385	$280,358	$(701,643)	$156,735
Long-term debt, less current portion	—	767,031	545,571	41,118	—	1,353,720
Long-term payable to related party	—	—	—	5,749	—	5,749
Deferred income tax liability	—	—	—	32,926	—	32,926
Other long-term liabilities	—	5,797	3,517	60,083	—	69,397
Total partners’ equity	1,868,862	287,117	1,592,758	2,538,172	(4,411,228)	1,875,681

Total liabilities and partners’ equity	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$274,001	$149,973	$1,059,813	$(8,773)	$1,475,014
Costs and expenses	1,966	170,961	108,277	1,009,913	(8,702)	1,282,415

Operating income	(1,966)	103,040	41,696	49,900	(71)	192,599

Equity earnings in subsidiaries	152,264	(12,500)	61,867	107,659	(309,290)	—
Equity earnings from joint ventures	—	738	—	6,095	—	6,833
Interest income (expense), net	—	(52,036)	(25,173)	693	—	(76,516)
Other income, net	—	29,105	178	9,547	—	38,830

Income before income tax expense	150,298	68,347	78,568	173,894	(309,361)	161,746
Income tax expense	—	2,026	—	9,422	—	11,448

Net income	$150,298	$66,321	$78,568	$164,472	$(309,361)	$150,298

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$261,929	$121,835	$754,509	$(1,012)	$1,137,261
Costs and expenses	2,260	145,453	89,984	687,677	(1,012)	924,362

Operating income	(2,260)	116,476	31,851	66,832	—	212,899

Equity earnings in subsidiaries	151,790	154	65,321	72,423	(289,688)	—
Equity earnings from joint ventures	—	815	—	5,067	—	5,882
Interest expense, net	—	(37,145)	(25,093)	(4,028)	—	(66,266)
Other income, net	—	1,242	19	1,991	—	3,252

Income from continuing operations before income tax expense	149,530	81,542	72,098	142,285	(289,688)	155,767
Income tax expense	—	—	—	5,861	—	5,861

Income from continuing operations	149,530	81,542	72,098	136,424	(289,688)	149,906
Income (loss) from discontinued operations	—	—	317	(693)	—	(376)

Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2005

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$234,444	$57,400	$368,495	$(782)	$659,557
Costs and expenses	2,752	134,039	44,152	326,444	(782)	506,605

Operating income	(2,752)	100,405	13,248	42,051	—	152,952
Equity earnings in subsidiaries	113,825	(192)	38,462	40,392	(192,487)	—
Equity earnings from joint ventures	—	376	—	1,943	—	2,319
Interest expense, net	—	(25,770)	(13,488)	(2,130)	—	(41,388)
Other expense, net	—	(1,358)	—	(137)	—	(1,495)

Income from continuing operations before income tax expense	111,073	73,461	38,222	82,119	(192,487)	112,388
Income tax expense	—	—	—	4,713	—	4,713

Income from continuing operations	111,073	73,461	38,222	77,406	(192,487)	107,675
Income from discontinued operations	—	—	2,163	1,235	—	3,398

Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Cash flows from operating activities:
Net income	$150,298	$66,321	$78,568	$164,472	$(309,361)	$150,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	46,613	25,107	42,573	—	114,293
Equity earnings, net of distributions	45,069	11,762	(61,867)	(113,190)	111,937	(6,289)
Changes in operating assets and liabilities and other	273	14,935	(7,242)	(43,667)	71	(35,630)

Net cash provided by (used in) operating activities	195,640	139,631	34,566	50,188	(197,353)	222,672

Cash flows from investing activities:
Capital expenditures	—	(65,653)	(15,689)	(169,909)	—	(251,251)
Proceeds from sale of assets	—	66	15	12,586	—	12,667
Investment in other noncurrent assets	—	(58)		(4)	—	(62)
Other	—	—	—	250	—	250

Net cash provided by (used in) investing activities	—	(65,645)	(15,674)	(157,077)	—	(238,396)

Cash flows from financing activities:
Proceeds from issuance of common units, net of issuance costs	143,083	—	—	—	—	143,083
Proceeds from long-term debt borrowings	—	1,170,302	—	—	—	1,170,302
Long-term debt repayments	—	(1,077,975)	—	—	—	(1,077,975)
Distributions to unitholders and general partner	(197,333)	(197,333)	—	(20)	197,353	(197,333)
Contributions from general partner	3,035	—	—	—	—	3,035
Net intercompany borrowings (repayments)	(144,555)	35,613	(19,762)	128,704	—	—
Other	—	(3,144)	—	(908)	—	(4,052)

Net cash provided by (used in) financing activities	(195,770)	(72,537)	(19,762)	127,776	197,353	37,060

Effect of foreign exchange rate changes on cash	—	(1,510)	—	1,174	—	(336)
Net increase in cash and cash equivalents	(130)	(61)	(870)	22,061	—	21,000
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	—	68,838

Cash and cash equivalents at the end of the period	$7	$12,284	$122	$77,425	$—	$89,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Cash flows from operating activities:
Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	38,135	24,511	37,620	—	100,266
Equity earnings, net of distributions	31,500	(969)	(65,321)	(72,403)	106,379	(814)
Changes in operating assets and liabilities and other	(2,343)	(1,779)	(13,613)	19,564	—	1,829

Net cash provided by (used in) operating activities	178,687	116,929	17,992	120,512	(183,309)	250,811

Cash flows from investing activities:
Capital expenditures	—	(33,939)	(12,276)	(77,807)	—	(124,022)
Proceeds from sale of assets	—	15	2	71,379	—	71,396
Acquisitions and investment in noncurrent assets	—	(156,275)	(50)	(8,969)	—	(165,294)
Other	(77)	(7,099)	27,112	(22,527)	7,277	4,686

Net cash provided by (used in) investing activities	(77)	(197,298)	14,788	(37,924)	7,277	(213,234)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	269,026	—	—	—	269,026
Long-term debt repayments	—	(83,510)	—	—	—	(83,510)
Distributions to unitholders and general partner	(183,290)	(183,290)	—	(19)	183,309	(183,290)
Net intercompany borrowings (repayments)	4,232	95,075	(31,902)	(67,405)	—	—
Other	575	(6,177)	—	6,754	(7,277)	(6,125)

Net cash provided by (used in) financing activities	(178,483)	91,124	(31,902)	(60,670)	176,032	(3,899)

Effect of foreign exchange rate changes on cash	—	—	—	(894)	—	(894)
Net increase in cash and cash equivalents	127	10,755	878	21,024	—	32,784
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$137	$12,345	$992	$55,364	$—	$68,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Cash flows from operating activities:
Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	34,828	12,073	19,766	—	66,667
Equity earnings, net of distributions	13,964	192	(38,462)	(40,392)	64,698	—
Changes in operating assets and liabilities and other	4,274	12,523	3,645	(11,752)	—	8,690

Net cash provided by (used in) operating activities	129,311	121,004	17,641	46,263	(127,789)	186,430

Cash flows from investing activities:
Capital expenditures	—	(47,568)	(3,492)	(17,026)	—	(68,086)
Proceeds from sale of assets	—	—	85,466	395,479	—	480,945
Kaneb acquisition	(522,456)	—	850	20,633	—	(500,973)
Other	—	(3,377)	—	(1,472)	3,963	(886)

Net cash provided by (used in) investing activities	(522,456)	(50,945)	82,824	397,614	3,963	(89,000)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	746,472	—	—	—	746,472
Long-term debt repayments	—	(548,010)	(123,668)	(63,386)	—	(735,064)
Distributions to unitholders and general partner	(127,789)	(127,789)	—	—	127,789	(127,789)
General partner contributions	29,197	—	—	—	—	29,197
Net intercompany borrowings (repayments)	491,737	(163,529)	23,317	(351,525)	—	—
Other	—	8,346	—	5,623	(3,963)	10,006

Net cash provided by (used in) financing activities	393,145	(84,510)	(100,351)	(409,288)	123,826	(77,178)

Effect of foreign exchange rate changes on cash	—	—	—	(345)	—	(345)
Net increase in cash and cash equivalents	—	(14,451)	114	34,244	—	19,907
Cash and cash equivalents at the beginning of the period	10	16,041	—	96	—	16,147

Cash and cash equivalents at the end of the period	$10	$1,590	$114	$34,340	$—	$36,054

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2007:
Revenues	$296,824	$321,032	$397,017	$460,141	$1,475,014
Operating income	45,435	42,086	60,361	44,717	192,599
Net income	31,123	39,697	51,213	28,265	150,298
Net income per unit applicable to limited partners	0.57	0.74	0.97	0.47	2.74
Cash distributions per unit applicable to limited partners	0.915	0.950	0.985	0.985	3.835

2006:
Revenues	$274,004	$279,968	$292,299	$290,990	$1,137,261
Operating income	55,967	47,316	55,656	53,960	212,899
Net income	39,451	31,553	41,169	37,357	149,530
Net income per unit applicable to limited partners	0.75	0.59	0.79	0.70	2.83
Cash distributions per unit applicable to limited partners	0.885	0.885	0.915	0.915	3.600

Previously reported amounts of revenues and operating income, net have been increased by $2.5 million, $0.5 million and $1.3 million for the quarters ended September 30, 2007, June 30, 2007 and September 30, 2006, respectively, to conform to the revised presentation as of the fourth quarter of 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2007.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)	Management’s Report on Internal Control over Financial Reporting.

Management’s report on NuStar GP Holdings, LLC’s internal control over financial reporting required by Item 9A. appears in Item 8. of this report, and is incorporated herein by reference.

(b)	Attestation Report of the Registered Public Accounting Firm.

The report of KPMG LLP on NuStar GP Holdings, LLC’s internal control over financial reporting appears in Item 8. of this Form 10-K, and is incorporated herein by reference.

(c)	Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP HOLDINGS, LLC

Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2008 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2008 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2008 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2008 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2008 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2007 and 2006” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar GP Holdings, LLC and its subsidiaries and NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

NUSTAR GP HOLDINGS, LLC:

Management’s Report on Internal Control over Financial Reporting

Report of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Partners’ Equity—Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

NUSTAR ENERGY L.P.

Management’s Report on Internal Control over Financial Reporting

Reports of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Filed as part of this Form 10-K are the following:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.01	Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.03	Second Amended and Restated Limited Liability Company Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 3.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.04	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.03

4.01	Amended and Restated Certificate of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.04	First Amendment to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

4.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.06	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.4

4.07	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.5

4.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.09	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.10	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.11	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.12	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.8

4.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.14	Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.15	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.17	First Amended and Restated LLC Agreement of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.19	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.20

First Supplemental Indenture, dated as of July 15, 2002, to

Indenture dated July 15, 2002, in each case among Valero

Logistics Operations, L.P., as Issuer, NuStar Energy L.P.,

as Guarantor, and The Bank of New York, as Trustee,

relating to 6 7/8% Senior Notes Due 2012

NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.21

Second Supplemental Indenture, dated as of March 18,

2003, to Indenture dated July 15, 2002, as amended and

supplemented by a First Supplemental Indenture thereto

dated as of July 15, 2002, in each case among Valero

Logistics Operations, L.P., as Issuer, NuStar Energy L.P.,

as Guarantor, and The Bank of New York, as Trustee

(including, form of global note representing $250,000,000

6.05% Senior Notes due 2013)

NuStar Energy L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.22

Third Supplemental Indenture, dated as of July 1, 2005, to

Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.;

NuStar Energy L.P.; Kaneb Pipe Line Operating

Partnership, L.P.; and The Bank of New York

NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

4.23	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.24

First Supplemental Indenture, dated as of February 21,

2002, to Indenture dated as of February 21, 2002, between

Kaneb Pipe Line Operating Partnership, L.P. and

JPMorgan Chase Bank (including form of 7.750% Senior

Unsecured Notes due 2012)

NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.25

Second Supplemental Indenture, dated as of August 9,

2002 and effective as of April 4, 2002, to Indenture dated

as of February 21, 2002, as amended and supplemented,

between Kaneb Pipe Line Operating Partnership, L.P.;

Statia Terminals Canada Partnership; and JPMorgan Chase

Bank

NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.26

Third Supplemental Indenture, dated and effective as of

May 16, 2003, to Indenture dated as of February 21, 2002,

as amended and supplemented, between Kaneb Pipe Line

Operating Partnership, L.P.; Statia Terminals Canada

Partnership; and JPMorgan Chase Bank

NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.27

Fourth Supplemental Indenture, dated and effective as of

May 27, 2003, to Indenture dated as of February 21, 2002,

as amended and supplemented, between Kaneb Pipe Line

Operating Partnership, L.P. and JPMorgan Chase Bank

(including form of 5.875% Senior Unsecured Notes due

2013)

NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.28

Fifth Supplemental Indenture, dated and effective as of

July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line

Operating Partnership, L.P.; NuStar Energy L.P.; Valero

Logistics Operations, L.P.; and JPMorgan Chase Bank

NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.29	Specimen certificate representing units of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s amendment to the registration statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.30	Rights Agreement between NuStar GP Holdings, LLC and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 4.01

10.01

3-Year Revolving Credit Agreement among NuStar GP

Holdings, LLC, the Lenders party thereto and JPMorgan

Chase Bank, N.A., as Administrative Agent, and Suntrust

Bank, as Syndication Agent, dated as of July 19, 2006

NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.04

10.02

First Amendment to 3-Year Revolving Credit Agreement

among NuStar GP Holdings, LLC, as Borrower, JPMorgan

Chase Bank, N.A., as Administrative Agent, and the

Lenders party thereto, dated as of November 30, 2006

NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 5, 2006 (File No. 001-32940), Exhibit 10.01

10.03

Second Amendment to 3-year Revolving Credit Agreement

among NuStar GP Holdings, LLC, as Borrower, JPMorgan

Chase Bank, N.A., as Administrative Agent, and the

Lenders party thereto, dated as of December 18, 2007

NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 20, 2007 (File No. 001-32940), Exhibit 10.01

10.04

5-Year Revolving Credit Agreement dated as of

December 10, 2007 among NuStar Logistics, L.P., NuStar

Energy L.P., the Lenders party thereto and JPMorgan

Chase Bank, N.A., as Administrative Agent, Suntrust

Bank, as Syndication Agent, and Barclays Bank PLC and

Mizuho Corporate Bank Ltd., as Co-Documentation Agents

*

+10.05	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.06	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.07	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.01

+10.08	Form of Restricted Unit Agreement under the NuStar GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.09	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.10	Valero GP, LLC Short-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.11	Valero GP, LLC Intermediate-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

+10.12	NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.01

+10.13	Form of Non-employee Director Restricted Unit Agreement under NuStar GP Holdings, LLC Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-32940), Exhibit 10.02

+10.14	Form of Unit Option Award Agreement under NuStar GP Holdings, LLC’s Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.15	NuStar GP, LLC Excess Pension Plan, effective July 1, 2006.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.10

+10.16	NuStar GP, LLC Excess Thrift Plan, effective July 1, 2006.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.11

+10.17	NuStar GP, LLC Supplemental Executive Retirement Plan, effective July 1, 2006.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.12

+10.18	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated Long-Term Incentive Plan.	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.19	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated Long-Term Incentive Plan.	NuStar Energy L.P.’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.20	Change of Control Severance Agreement by and among NuStar Energy L.P., NuStar GP, LLC and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.21	Form of Change of Control Severance Agreement by and among NuStar Energy L.P., NuStar GP, LLC and each of the executive officers of NuStar GP, LLC, all dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, (File No. 001-16417), Exhibit 10.06

10.22

Pipelines and Terminals Usage Agreement by and among

Ultramar Diamond Shamrock Corporation, Shamrock

Logistics Operations, L.P., Shamrock Logistics, L.P.,

Riverwalk Logistics, L.P. and Shamrock Logistics GP,

LLC, dated April 16, 2001

NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 10.6

10.23	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., NuStar Energy L.P. and Valero Logistics Operations, L.P., dated March 31, 2006.	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.24

Third Amended and Restated Services Agreement among

Diamond Shamrock Refining and Marketing Company,

Valero Corporate Services Company, NuStar Energy L.P.,

Valero Logistics Operations, L.P., Riverwalk Logistics,

L.P., and Valero GP, LLC, effective as of January 1, 2006

NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.15

10.25

Fourth Amended and Restated Services Agreement among

Diamond Shamrock Refining and Marketing Company,

Valero Corporate Services Company, NuStar Energy L.P.,

Valero Logistics Operations, L.P., Riverwalk Logistics,

L.P. and Valero GP, LLC , effective as of December 22,

2006

NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.01

10.26	Operating Agreement by and between Shamrock Logistics Operations, L.P. and Valero Pipeline Company, dated January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 10.13

10.27	Contribution Agreement by and among Valero Refining Company—California, Riverwalk Holdings, LLC, NuStar Energy L.P., Valero GP, Inc. and Valero Logistics Operations, L.P., dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.13

10.28	Contribution Agreement by and among Valero Refining Company—Texas, L.P., UDS Logistics, LLC, NuStar Energy L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.14

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.29	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, NuStar Energy L.P., Valero GP, Inc. and Valero Logistics Operations, L.P., dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.15

10.30	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.1

10.31	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.3

10.32	Services and Secondment Agreement between Valero Refining-Texas, L.P. and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.3

10.33	Services and Secondment Agreement between Valero Refining Company-California and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.2

10.34	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and NuStar Energy L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.4

10.35	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.5

10.36	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.6

10.37	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.7

10.38	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.8

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.39	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.9

10.40	Terminal Storage and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P., effective as of January 15, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.2

10.41	Terminal Agreement (Corpus Christi Crude Terminal) between Valero Marketing Supply Company and Valero Logistics Operation, L.P., effective as of January 1, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.4

10.42	Terminal Services Agreement (the St. James Terminal Agreement) between Valero Logistics Operations, L.P. and Valero Marketing and Supply Company, executed September 20, 2006.	NuStar Energy L.P.’s Current Report on Form 8-K filed October 3, 2006 (File No. 001-16417), Exhibit 10.01

10.43	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and NuStar GP Holdings, LLC, dated effective as of June 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.44	Lease MOU Termination Agreement by and between Valero Corporate Services Company and Valero Logistics Operations, L.P., dated December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.02

10.45	Administration Agreement between NuStar GP Holdings, LLC and NuStar GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.02

10.46	Non-Compete Agreement between NuStar GP Holdings, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P. and NuStar GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.03

10.47	Employee Benefit Transition Agreement between Valero Energy Corporation, NuStar GP Holdings, LLC and NuStar GP, LLC, effective as of July 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32940), Exhibit 10.02

10.48	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, NuStar GP Holdings, LLC and NuStar GP, LLC, effective December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.49	Unit Purchase Agreement by and between Diamond Shamrock Refining and Marketing Company and William E. Greehey, dated effective as of December 5, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed December 5, 2006 (File No. 333-138810), Exhibit 10.52

10.50	NuStar Energy L.P. Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

10.51	Form of Unit Option Agreement under the NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

10.52	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	*

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February , 2008	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
*	Filed herewith.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar GP Holdings, LLC, 2330 North Loop 1604 West, San Antonio, Texas 78248.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the chief executive officer (CEO) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of NuStar GP Holdings, LLC submitted the required certification without qualification to the NYSE as of August 14, 2007. In addition, the CEO certification and the chief financial officer’s certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the SOX 302 Certifications) with respect to NuStar GP Holdings, LLC’s disclosures in its Form 10-K for the year ended December 31, 2006 were filed as Exhibit 31.01 to NuStar GP Holdings, LLC’s Form 10-K for the year ended December 31, 2006. The SOX 302 Certifications with respect to NuStar GP Holdings, LLC’s disclosures in its Form 10-K for the year ended December 31, 2007 are being filed as Exhibit 31.01 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuStar GP Holdings, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
February 29, 2008

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
February 29, 2008

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
February 29, 2008

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 29, 2008
(William E. Greehey)

/s/ Curtis V. Anastasio	President, Chief Executive	February 29, 2008
(Curtis V. Anastasio)	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Senior Vice President,	February 29, 2008
(Steven A. Blank)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Vice President and Controller	February 29, 2008
(Thomas R. Shoaf)	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 29, 2008
(William B. Burnett)

/s/ James F. Clingman	Director	February 29, 2008
(James F. Clingman)

/s/ Stan L. McLelland	Director	February 29, 2008
(Stan L. McLelland)