Form 10-Q
period 2008-03-31
NuStar GP Holdings, LLC
filed 2008-05-09
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of units outstanding as of May 1, 2008 was 42,508,263.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,696	$3,240
Accounts receivable	636	90
Receivable from NuStar Energy L.P.	753	—
Income tax receivable	2,514	2,870
Prepaid expenses	255	231
Deferred income tax assets, net	950	985

Total current assets	7,804	7,416

Investment in NuStar Energy L.P.	555,656	556,987
Long-term receivable from NuStar Energy L.P.	5,668	5,684
Deferred income tax assets, net	950	540
Other assets	1,755	3,204

Total assets	$571,833	$573,831

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$267	$171
Payable to NuStar Energy L.P.	—	786
Accrued compensation expense	4,868	3,851
Accrued liabilities	583	888
Taxes other than income taxes	180	1,111

Total current liabilities	5,898	6,807

Long-term debt	3,000	3,000
Employee benefit plan liabilities	9,828	10,238
Commitments and contingencies (Note 9)
Members’ equity	546,800	546,753
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	5,255	5,985
Pension adjustment, net of tax	1,052	1,048

Total accumulated other comprehensive income	6,307	7,033

Total members’ equity	553,107	553,786

Total liabilities and members’ equity	$571,833	$573,831

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2008	2007
Equity in earnings of NuStar Energy L.P.	$15,754	$9,557
General and administrative expenses	(742)	(796)
Other expense, net	—	(26)
Interest expense, net	(29)	(4)

Income before income tax benefit	14,983	8,731
Income tax benefit	20	40

Net income	$15,003	$8,771

Basic net income per unit	$0.35	$0.21

Weighted average number of basic units outstanding	42,500,990	42,500,000

Diluted net income per unit	$0.35	$0.21

Weighted average number of diluted units outstanding	42,504,638	42,501,143

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$15,003	$8,771
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(15,754)	(9,557)
Distributions of equity in earnings from NuStar Energy L.P.	15,754	9,557
Benefit for deferred income taxes	(376)	(1,734)
Increase in employee benefit plan liabilities	(410)	2,320
Changes in current assets and liabilities (Note 7)	(1,724)	612
Other, net	1,661	43

Net cash provided by operating activities	14,154	10,012

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	600	4,654
Investment in NuStar Energy L.P.	—	(1,667)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	2	752

Net cash provided by investing activities	602	3,739

Cash Flows from Financing Activities:
Distributions to unitholders	(15,300)	(13,600)

Net cash used in financing activities	(15,300)	(13,600)

Net (decrease) increase in cash and cash equivalents	(544)	151
Cash and cash equivalents at the beginning of the period	3,240	1,107

Cash and cash equivalents at the end of the period	$2,696	$1,258

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings), (NYSE:NSH) is a publicly held Delaware limited liability company. As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings, or a wholly owned subsidiary.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On March 31, 2008, we owned approximately 22.3% of NuStar Energy, consisting of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy, which entitles us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,220, 310 common units of NuStar Energy representing a 20.3% limited partner interest in NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business and the asphalt refining and marketing business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy also purchases certain petroleum products for resale to third parties. NuStar Energy conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP), formerly Kaneb Pipe Line Operating Partnership, L.P.

On March 20, 2008, NuStar Energy completed the acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for $450.0 million, plus inventory of approximately $350.0 million, subject to post-closing adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

Basis of Presentation

These unaudited consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy net income based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2. ACCOUNTING PRONOUNCEMENTS

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

EITF Issue No. 06-11

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). According to EITF 06-11, the income tax benefit realized from dividends related to unvested share-based payment awards that are charged to retained earnings should be recorded in additional paid-in capital. The amount recorded in additional paid-in capital for the realized income tax benefit should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for tax benefits of dividends declared in fiscal years beginning after December 15, 2007. Accordingly, we have adopted EITF 06-11 effective January 1, 2008 and it has not materially affected our financial position or results of operations.

3. INVESTMENT IN NUSTAR ENERGY

As of March 31, 2008 and December 31, 2007, our ownership interest in NuStar Energy was composed of a 2% general partner interest, incentive distribution rights and an approximate 20.3% limited partner interest.

On April 2, 2008, NuStar Energy issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit. On April 7, 2008, the underwriters exercised their 30-day option to purchase up to 667,500 common units and purchased an additional 600,800 common units for $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost and we contributed $5.0 million to NuStar Energy in order to maintain our 2% general partner interest. Following NuStar Energy’s issuance of common units, our limited partner interest in NuStar Energy was reduced to 18.4%.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	March 31, 2008	December 31, 2007
	(Unaudited)
Balance Sheet Information:
Current assets	$773,080	$347,134
Property, plant and equipment, net	2,963,899	2,492,086
Goodwill	784,494	785,019
Other long-term assets, net	192,248	158,848

Total assets	$4,713,721	$3,783,087

Current liabilities	$596,949	$242,485
Long-term debt, less current portion	2,019,838	1,445,626
Other long-term liabilities	104,486	100,144

Total liabilities	2,721,273	1,788,255
Partners’ equity	1,992,448	1,994,832

Total liabilities and partners’ equity	$4,713,721	$3,783,087

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$592,774	$296,824
Operating income	65,186	45,435
Net income	55,869	31,123

Other

As of March 31, 2008 and December 31, 2007, our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	March 31, 2008	December 31, 2007
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$1,992,448	$1,994,832
NuStar GP Holdings’ ownership interest in NuStar Energy	22.3%	22.3%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	444,316	444,848
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	111,340	112,139

Investment in NuStar Energy	$555,656	$556,987

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

We manage NuStar Energy through our ownership of NuStar GP, LLC, and Riverwalk Holdings LLC, which own Riverwalk Logistics, L.P., the general partner of NuStar Energy. Our officers are also officers of NuStar GP, LLC. The Chairman of our Board of Directors, William E. Greehey, is also the Chairman of the Board of Directors of NuStar GP, LLC. The Board of Directors of NuStar GP, LLC is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy, and we, as the sole owner of NuStar GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of NuStar GP, LLC.

We had a receivable from NuStar Energy of $0.8 million and a payable to NuStar Energy of $0.8 million, as of March 31, 2008 and December 31, 2007, respectively, with both amounts representing payroll and plan benefits, net of payments made to us. We also had a long-term receivable from NuStar Energy as of March 31, 2008 and December 31, 2007 of $5.7 million related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and related benefit plans and for stock-based compensation charged by us to NuStar Energy were $34.2 million and $31.2 million for the three months ended March 31, 2008 and 2007, respectively.

GP Services Agreement

On April 24, 2008, the boards of directors of each of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

Under the Administration Agreement, we paid annual charges of $500,000 to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to us. We also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to us pursuant to the Administration Agreement.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to us (the Holdco Administrative Services Expense).

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year. For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The Holdco Administrative Services Expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets.

The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice.

5. DISTRIBUTIONS FROM NUSTAR ENERGY L.P.

NuStar Energy’s partnership agreement, as amended, determines the amount and priority of cash distributions that NuStar Energy’s common unitholders and general partner may receive. We, as NuStar Energy’s general partner are entitled to incentive distributions if the amount NuStar Energy distributes with respect to any quarter exceeds $0.60 per unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per unit. We also receive a 2% distribution with respect to our general partner interest.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the period indicated among its general and limited partners:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars, except per unit data)
General partner interest (2%)	$1,211	$954
General partner incentive distribution	5,718	3,910

Total general partner distribution	6,929	4,864
Limited partner distribution	10,067	9,359

Total distributions to NuStar GP Holdings	16,996	14,223
Public unitholders’ distributions	43,577	33,472

Total cash distributions	$60,573	$47,695

Cash distributions per unit applicable to limited partners	$0.985	$0.915

On January 24, 2008, NuStar Energy declared a quarterly cash distribution of $0.985 which was paid on February 14, 2008 to unitholders of record on February 7, 2008. This distribution related to the fourth quarter of 2007 and totaled $55.0 million. On April 22, 2008, NuStar Energy declared a quarterly cash distribution of $0.985 per unit related to the first quarter of 2008. This distribution will be paid on May 14, 2008 to unitholders of record on May 7, 2008 and will total $60.6 million.

6. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. The FASB deferred the effective date of Statement No. 157 for one year for all nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have applied the recognition and disclosure provisions of Statement No. 157 for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually as of January 1, 2008.

Statement No. 157 establishes a fair value hierarchy, which segregates the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

The following liabilities are measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
Restricted units	$2,671	$—	$—	$2,671
Unit options	—	974	—	974

Total	$2,671	$974	$—	$3,645

The fair value of restricted units is determined using the unit price at the valuation date. The fair value of each unit option grant is determined using the Black-Scholes option-pricing model on the valuation date based on the expected life of options granted, expected volatility, expected dividend yield and the risk-free interest rate.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(546)	$263
Receivable from NuStar Energy	(601)	(3,759)
Income taxes receivable	356	—
Prepaid expenses	(24)	40
Increase (decrease) in current liabilities:
Accounts payable	96	403
Payable to NuStar Energy	(786)	—
Income taxes payable.	—	723
Accrued compensation expense	1,017	2,445
Accrued liabilities	(305)	(52)
Taxes other than income taxes	(931)	549

Changes in current assets and liabilities	$(1,724)	$612

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Cash paid for interest	$37	$6

Cash paid for income taxes	$—	$672

8. CREDIT FACILITY

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. We expect to fund capital contributions to NuStar Energy to maintain our 2% general partner interest in the event NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

As amended on December 18, 2007, the terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of March 31, 2008.

As of March 31, 2008, we had outstanding borrowings of $3.0 million under the Credit Facility. The weighted average interest rate related to outstanding borrowings under the Credit Facility for the three months ended March 31, 2008 was 3.1%.

In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units.

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

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (KPP) and Kaneb Services LLC (KSL and, collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. (Effective March 31, 2008, KPP and KSL changed their names to NuStar Pipeline Partners L.P. and LegacyStar Services, LLC, respectively.) The complaint sought recovery of the cost of remediation of fuel leaks occurring during the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the trial court’s final judgment to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, NuStar Energy intends to resume vigorous prosecution of the appeal.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the DOJ asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and it has not made any payments toward costs incurred by the DOJ.

Department of Justice Matter. The DOJ advised NuPOP that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at a terminal owned by Shore Terminals, LLC (Shore), a wholly owned subsidiary of NuPOP. Since then, NuStar Energy and Shore have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy has cooperated fully with the EPA in producing documents in response to the subpoenas. NuStar Energy is currently in negotiations with the U.S. Attorney to resolve this matter.

There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts. An estimate of the possible loss or range of loss from an adverse result in this case cannot be reasonably made. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to NuStar Energy’s results of operations in the period

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Energy would be required to record a liability, and could be material to NuStar Energy’s cash flows in the periods NuStar Energy would be required to pay such liability.

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

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

We calculate basic net income per unit by dividing net income by the weighted average number of units outstanding for the period. Diluted net income per unit is calculated by dividing net income by the weighted average number of units outstanding and the effect of unit options and non-vested restricted units granted under the NuStar GP Holdings 2006 Long-Term Incentive Plan calculated using the treasury stock method. Net income per unit amounts were computed as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars, Except Unit and Per Unit data)
Basic Net Income per Unit:
Net income	$15,003	$8,771

Weighted average number of basic units outstanding	42,500,990	42,500,000

Basic net income per unit	$0.35	$0.21

Diluted Net Income per Unit:
Net income	$15,003	$8,771

Weighted average number of basic units outstanding	42,500,990	42,500,000
Effect of dilutive securities	3,648	1,143

Weighted average number of diluted units outstanding	42,504,638	42,501,143

Diluted net income per unit	$0.35	$0.21

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2007	$553,786
Net income	15,003
Distributions to unitholders	(15,300)
Share of NuStar Energy’s other comprehensive income	(730)
Other	348

Balance as of March 31, 2008	$553,107

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

For the three months ended March 31, 2008 and 2007, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Net income	$15,003	$8,771
Share of NuStar Energy’s other comprehensive income	(730)	236
Other	4	5

Comprehensive income	$14,277	$9,012

Cash Distributions

On January 24, 2008, we declared a quarterly cash distribution of $0.36 per unit, which was paid on February 19, 2008 to unitholders of record on February 7, 2008. The distribution related to the fourth quarter of 2007 and totaled $15.3 million. On April 22, 2008, we declared a quarterly cash distribution of $0.36 per unit related to the first quarter of 2008. This distribution will be paid on May 16, 2008 to unitholders of record on May 7, 2008 and will total $15.3 million.

11. EMPLOYEE BENEFIT PLANS AND UNIT BASED COMPENSATION

NuStar Energy reimburses us for its share of costs incurred by us related to employee benefit plans and long-term incentive plans. Long-term incentive plan compensation expenses reimbursed by NuStar Energy totaled $0.3 million and $3.0 for the three months ended March 31, 2008 and 2007, respectively. Expenses resulting from NuStar GP Holdings awards to non-employee directors of NuStar GP Holdings are included in “General and administrative expenses” on our consolidated statements of income and totaled approximately $0.2 million for the three months ended March 31, 2008. There were no expenses resulting from NuStar GP Holdings awards for the three months ended March 31, 2007. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

The components of net periodic benefit cost related to our defined benefit plans were as follows (in thousands):

	Pension Plans (a)		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,627	$1,932	$135	$141
Interest cost	188	71	118	103
Expected return on assets	(248)	(78)	—	—
Amortization of net loss	4	5	—	—

Net periodic benefit cost	$1,571	$1,930	$253	$244

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2007, Part I “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE:NSH) is a publicly held Delaware limited liability company. As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings, LLC or a wholly owned subsidiary.

Our only cash generating assets are our ownership interests in NuStar Energy L.P. a publicly held Delaware limited partnership (NuStar Energy) (NYSE:NS). As of March 31, 2008 our aggregate ownership interests in NuStar Energy consist of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,220,310 common units of NuStar Energy representing a 20.3% limited partner interest in NuStar Energy.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the crude oil and refined product transportation, terminalling and storage business and the asphalt refining and marketing business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy also purchases certain petroleum products for resale to third parties. NuStar Energy conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. and NuStar Pipeline Operating Partnership L.P.

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

Recent Developments

On March 20, 2008, NuStar Energy completed the acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for $450 million, plus inventory of approximately $350 million, subject to post-closing adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

On April 2, 2008, NuStar Energy issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit. On April 7, 2008, the underwriters exercised their 30-day option to purchase up to 667,500 common units and purchased an additional 600,800 common units representing limited partner interests for $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost and we contributed $5.0 million to NuStar Energy in order to maintain our 2% general partner interest. Following NuStar Energy’s issuance of common units, our limited partner interest in NuStar Energy was reduced to 18.4%. In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2008	2007	Change
Equity in earnings of NuStar Energy	$15,754	$9,557	$6,197
General and administrative expenses	(742)	(796)	54
Other expense, net	—	(26)	26
Interest expense, net	(29)	(4)	(25)

Income before income tax benefit	14,983	8,731	6,252
Income tax benefit	20	40	(20)

Net income	$15,003	$8,771	$6,232

Basic net income per unit	$0.35	$0.21	$0.14

Weighted average number of basic units outstanding	42,500,990	42,500,000	990

Diluted net income per unit	$0.35	$0.21	$0.14

Weighted average number of diluted units outstanding	42,504,638	42,501,143	3,495

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended March 31,
	2008	2007	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$592,774	$296,824	$295,950
Cost of product sales	393,009	127,927	265,082
Operating expenses	88,450	81,212	7,238
Depreciation and amortization	30,046	27,342	2,704

Segment operating income	81,269	60,343	20,926
General and administrative expenses	16,083	14,908	1,175

Operating income	$65,186	$45,435	$19,751

Net income	$55,869	$31,123	$24,746
Net income per unit applicable to limited partners	$1.01	$0.57	$0.44
Cash distributions per unit applicable to limited partners	$0.985	$0.915	$0.07

NuStar Energy’s net income for the three months ended March 31, 2008 increased $24.7 million, compared to the three months ended March 31, 2007, due to a fire at Valero Energy Corporation’s McKee refinery in February 2007, which reduced earnings in that period. In the first quarter of 2008, NuStar Energy’s earnings were positively impacted by the leasing of new storage capacity from completed tank expansion projects and its marketing business, which started in the second quarter of 2007.

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2008	2007	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,014	$544	$470
General partner incentive distribution (a)	5,188	3,910	1,278

General partner’s interest in net income and incentive distributions of NuStar Energy	6,202	4,454	1,748
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	10,273	5,824	4,449
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$15,754	$9,557	$6,197

(a)

NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based upon the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As a result our portion of the actual cash payment to be made with respect to the first quarter 2008, including the incentive distribution rights, will be greater than the net income allocated to us shown in the table above.

Higher earnings at NuStar Energy for the three months ended March 31, 2008 caused an increase in equity earnings related to our general partner interest for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

NuStar Energy’s per unit distributions for the three months ended March 31, 2008 increased compared to the three months ended March 31, 2007, to $0.985 from $0.915. That increase coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 resulted in NuStar Energy increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our incentive distribution rights also increased for that period.

Our equity in earnings of NuStar Energy related to our limited partner units increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to an increase in NuStar Energy’s net income per unit during that period.

Outlook

Crude Oil and Refined Product Pipelines Outlook

In 2008, we expect overall demand for NuStar Energy’s pipeline services to remain steady despite the U.S. economic slowdown. Turnarounds or outages at its customers’ refineries have a significant effect on its pipeline results, as do maintenance expenses and market conditions. Barring any major unplanned turnaround activity or significant adverse economic condition, NuStar Energy expects its refined product and crude oil pipeline throughputs to be higher this year compared to 2007 due to the reduced throughputs in 2007, as a result of the impact of the fire at Valero Energy Corporation’s McKee refinery in 2007. Additionally, effective July 1st, NuStar Energy expects the tariffs on its pipelines to increase, which will also positively impact its results.

Terminalling and Storage Outlook

NuStar Energy believes certain trends in the market are providing further terminalling opportunities for a number of reasons, including:

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

The markets in which NuStar Energy is increasing storage capacity are strategically located marine terminal facilities on the East, West and Gulf Coasts of the U.S., as well as at its facilities in St. Eustatius in the Netherlands Antilles, Amsterdam and the United Kingdom.

During 2007 and in 2008, NuStar Energy completed key terminal expansion projects and commenced construction on other significant terminal expansion projects, which it expects to positively impact its operations in 2008.

Refining and Marketing Outlook

Subsequent to the acquisition of the East Coast Asphalt Operations, NuStar Energy will remain primarily a storage and transportation provider. However, integration of the East Coast Asphalt Operations into its business and the increased level of its product marketing activities introduce additional factors that will impact its results of operations and liquidity. A large portion of its earnings subsequent to acquiring the East Coast Asphalt Operations will depend upon the margin earned by the East Coast Asphalt Operations resulting from the difference between the sales prices of its products and the purchase prices of raw materials. Crude oil, the principal raw material utilized by the East Coast Asphalt Operations, is used to produce asphalt and other intermediate products, such as naphtha, vacuum gas oil and marine diesel oil. The prices of crude oil and asphalt and the intermediate products produced by the East Coast Asphalt Operations fluctuate in response to many factors beyond its control, such as changes in supply, demand, market uncertainties and other factors. Crude oil prices and prices for the asphalt and intermediate products produced by the East Coast Asphalt

Operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the East Coast Asphalt Operations is marketed to satisfy governmental contracts. The governmental agencies that NuStar Energy contracts with may have budgetary constraints that limit their ability to absorb higher asphalt prices. Therefore, when crude oil prices rise, as they have since NuStar Energy acquired the East Coast Asphalt Operations, NuStar Energy’s results of operations in its refining and marketing segment may be adversely impacted due to lower margins resulting from an inability to increase the price of the asphalt and intermediate products to the same degree as increases in the price of crude oil. Additionally, sales of paving asphalt products typically decline during colder months due to decreased road construction during those months. NuStar Energy’s increased exposure to commodity prices coupled with the seasonal nature of asphalt sales could increase the volatility of its earnings.

NuStar Energy enters into derivative contracts to minimize the earnings volatility resulting from its exposure to commodity price fluctuations associated with its refining and marketing segment, including the East Coast Asphalt Operations. However, the accounting standards related to derivative contracts are complex, and derivative contracts that are economically effective may not be considered effective for accounting purposes.

NuStar Energy records all derivative contracts in its consolidated financial statements at fair market value pursuant to the requirements of SFAS No. 133. NuStar Energy’s derivative contracts consist primarily of exchange-traded contracts and fair value is determined based upon quoted prices at the end of each period. The majority of its derivative contracts do not qualify for hedge accounting. As a result, NuStar Energy records the changes in fair market values of all of its derivative contracts as a component of income each reporting period. NuStar Energy’s derivative contracts that do qualify for hedge accounting under SFAS No. 133 may not be perfectly effective in offsetting the change in value of its inventory, resulting in ineffectiveness, which is also included in its earnings each reporting period. Therefore, the volatility in NuStar Energy’s results of operations will likely increase as a result of (i) timing differences between recording the income effect of the derivative contract and the sale of the physical product for derivative contracts not qualifying for hedge accounting and (ii) the ineffectiveness of derivative contracts that qualify for hedge accounting.

The acquisition of the East Coast Asphalt Operations required NuStar Energy to make a substantial investment in inventory. Due to the seasonal nature of asphalt demand, NuStar Energy expects to build and store inventories during periods of lower demand in order to sell it during periods of higher demand. Therefore, its inventory balances are likely to fluctuate seasonally, increasing during colder months and declining through warmer months. Producing and storing inventory for sale at later periods could negatively impact its liquidity as NuStar Energy is required to utilize its sources of liquidity to fund the increases in inventory. If its cost of inventory increases, due to higher raw material costs or for any other reasons, its liquidity will be further reduced.

Long-Term Outlook

Long term, NuStar Energy believes strong demand for more energy infrastructure in the U.S. and internationally, continued growth in product demand, a tight supply and demand balance and an expanding array of specialty products, including renewable fuels, will continue to drive the demand for its assets. High refinery utilization rates increase throughputs in NuStar Energy’s pipelines and terminals.

NuStar Energy also believes the fundamentals for the East Coast Asphalt Operations are positive. NuStar Energy expects that the upgrade projects currently being implemented or planned at various refineries will limit the supply of residuum product used to make asphalt, which will reduce the domestic supply of asphalt. NuStar Energy believes this reduced domestic supply and limited availability of economical imports will positively affect asphalt margins.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the incentive distribution rights that we own. Due to our ownership of NuStar Energy’s incentive distribution rights, our portion of NuStar Energy’s total distributions may exceed our percentage ownership interest of 22.3%. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded on the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings on our three-year revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for the costs incurred on their behalf, primarily employee related costs.

Cash Flows for the Three Months Ended March 31, 2008 and 2007

Cash distributions received from NuStar Energy for the three months ended March 31, 2008 were $16.4 million compared to $14.2 million for the three months ended March 31, 2007. The cash distributions we received were used principally to fund distributions to our unitholders, which totaled $15.3 million for the three months ended March 31, 2008 compared to $13.6 million for the three months ended March 31, 2007.

Investment in NuStar Energy

In April 2008, NuStar Energy issued approximately 5.1 million common units representing limited partner interests at a price of $48.75 per unit resulting in total proceeds of $236.2 million, net of issuance costs. In order to maintain our 2% general partner interest, we contributed $5.0 million to NuStar Energy.

Cash Distributions

The table set forth below shows NuStar Energy’s cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and incentive distribution rights:

	Three Months Ended March 31,
	2008	2007
Cash distributions per unit	$0.985	$0.915
Total cash distributions by NuStar Energy to all partners (a)	$60,573	$47,695
Cash distributions to us:
Distributions on our general partner interest (2%)	$1,211	$954
Distributions on our incentive distribution rights	5,718	3,910
Distributions on our limited partnership interests	10,067	9,359

Total cash distributions to us	$16,996	$14,223

Distributions to us as a percentage of total cash distributions	28.1%	29.8%

(a)

Distributions declared for a quarter are paid by NuStar Energy within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. We expect to fund capital contributions to NuStar Energy to maintain our 2% general partner interest in the event NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

As amended on December 18, 2007, the terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of March 31, 2008.

As of March 31, 2008, we had outstanding borrowings of $3.0 million under the Credit Facility. The weighted average interest rate related to outstanding borrowings under the Credit Facility for the three months ended March 31, 2008 was 3.1%.

In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units.

Related Party Transaction

Employee Benefit Plans and Unit Based Compensation

NuStar Energy reimburses us for its share of costs incurred by us related to employee benefit plans and long-term incentive plans. Long-term incentive plan compensation expenses reimbursed by NuStar Energy totaled $0.3 million and $3.0 for the three months ended March 31, 2008 and 2007, respectively. Expenses resulting from NuStar GP Holdings awards to non-employee directors of NuStar GP Holdings are included in “General and administrative expenses” on our consolidated statements of income and totaled approximately $0.2 million and $0.0 million for the three months ended March 31, 2008 and 2007, respectively. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

GP Services Agreement

On April 24, 2008, the boards of directors of each of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

Under the Administration Agreement, we paid annual charges of $500,000 to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to us. We also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to us pursuant to the Administration Agreement.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to us (the Holdco Administrative Services Expense).

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year. For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The Holdco Administrative Services Expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets.

The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice.

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcome of which could have an effect on NuStar Energy’s cash flows. Specifically, NuStar Energy may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

•	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2008.

•	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2007.

Department of Justice Matter. The U.S. Department of Justice (DOJ) advised NuPOP that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

Item 1A.	Risk Factors

RISKS RELATED TO NUSTAR ENERGY’S BUSINESS

Risks Related to Pipelines, Terminalling and Storage Businesses

A decrease in throughputs would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions to its unitholders, including us.

A decrease in throughputs would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions to its unitholders, including us. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries NuStar Energy serves. Factors that could result in such a decline include:

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

•

a decision by Valero Energy Corporation (Valero Energy) to redirect refined products transported in NuStar Energy’s pipelines to markets not served by NuStar Energy’s pipelines or to transport crude oil or refined products by means other than NuStar Energy’s pipelines;

•	increasingly stringent environmental regulations; or

•	a decision by Valero Energy to sell one or more of the refineries NuStar Energy serves to a purchaser that elects not to use NuStar Energy’s pipelines and terminals.

NuStar Energy depends on Valero Energy for a significant portion of its revenues and throughputs of crude oil and refined products. Any reduction in the crude oil and refined products that NuStar Energy transports or stores for Valero Energy, as a result of changes to NuStar Energy’s contractual relationships, scheduled or unscheduled refinery maintenance, upgrades or shutdowns or otherwise, could result in a decline in NuStar Energy’s revenues, earnings and cash available to pay distribution to its unitholders, including us.

NuStar Energy continues to rely on Valero Energy for a significant portion of its revenues. For the year ended December 31, 2007, Valero Energy accounted for approximately 18% of NuStar Energy’s revenues. While some of its relationships with Valero Energy are subject to long-term contracts, NuStar Energy may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. For example, the Pipelines and Terminals Usage Agreement with respect to the crude oil processed and the refined products produced at Valero Energy’s Ardmore, McKee and Three Rivers refineries expired on April 16, 2008 and, to date, Valero Energy has elected not to renew this agreement.

Because of the geographic location of certain of NuStar Energy’s pipelines, terminals and storage facilities, NuStar Energy depends largely upon Valero Energy to provide throughput for some of its assets. Unless NuStar Energy is able to find customers with comparable volumes, the loss of all or a portion of the volumes of crude oil and refined petroleum products supplied by Valero Energy may have an adverse effect on NuStar Energy’s business, results of operations and financial condition and its ability to make cash distributions. If Valero Energy chooses other transportation methods or providers for volumes historically transported under the Pipelines and Terminals Usage Agreement (or certain of its other contracts with NuStar Energy), the resulting loss of volume would lower throughputs in NuStar Energy’s affected pipelines and terminals, which could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

If Valero Energy elects not to renew the Pipelines and Terminals Usage Agreement or certain of its other contracts with NuStar Energy, it will no longer be precluded from challenging NuStar Energy’s tariffs covered by these contracts.

If Valero Energy elects not to renew the Pipelines and Terminals Usage Agreement or certain of its other contracts with NuStar Energy, it will no longer be precluded from challenging NuStar Energy’s tariffs covered by these contracts. Should Valero Energy successfully challenge some or all of such tariffs, NuStar Energy may be required to reduce these tariffs, which could adversely affect its cash flow and therefore its ability to make distributions.

Risks Related to the Acquisition of the East Coast Asphalt Operations

NuStar Energy may not realize the anticipated benefits from the acquisition of the East Coast Asphalt Operations.

NuStar Energy’s acquisition of the East Coast Asphalt Operations may pose risks to its business. In addition to the risks ordinarily associated with an acquisition, NuStar Energy will also be exposed to risks specific to the East Coast Asphalt Operations, such as:

•	earnings volatility;

•	additional working capital requirements;

•	dependence on PDVSA as supplier of crude oil; and

•	the asphalt operations’ exposure to the volatility of the cost of crude oil and the price and volumes at which asphalt may be sold.

Accordingly, NuStar Energy may not be able to realize strategic, operational and financial benefits as a result of the East Coast Asphalt Operations acquisition, which could adversely affect its operating and financial results.

In addition, NuStar Energy will face certain challenges as it works to integrate the asphalt operations into its business. In particular, the acquisition of the East Coast Asphalt Operations, by adding two refineries, expands NuStar Energy’s operations and the types of businesses in which it engages, significantly expanding NuStar Energy’s geographic scope and increasing the number of its employees, thereby presenting NuStar Energy with significant challenges as it works to manage the increase in scale resulting from the acquisition. NuStar Energy must integrate a large number of systems, both operational and administrative, which it has not historically used in its operations. Delays in this process could have a material adverse effect on NuStar Energy’s revenues, expenses, operating results and financial condition. In addition, events outside of NuStar Energy’s control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect its ability to realize the anticipated benefits from the acquisition of the East Coast Asphalt Operations.

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

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage and by restrictions in its debt agreements.

As of March 31, 2008, NuStar Energy’s consolidated debt was $2.2 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a negative outlook. The negative outlook was assigned by the credit rating agencies as a result of NuStar Energy’s acquisition of the East Coast Asphalt Operations. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase NuStar Energy’s capital costs or adversely affect its ability to raise capital in the future.

Debt service obligations, restrictive covenants in NuStar Energy’s credit facilities and the indentures governing its outstanding senior notes and maturities resulting from this leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions and fund other capital needs and its ability to pay cash distributions to unitholders. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders.

Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

The East Coast Asphalt Operations are dependent upon a steady supply of crude oil from PDVSA, the national oil company of Venezuela, and the Venezuelan economic and political environment may disrupt NuStar Energy’s supply of crude oil.

The terms of the acquisition of the East Coast Asphalt Operations include commitments, over a minimum seven-year period, to purchase from PDVSA an annual average of 75,000 barrels per day of crude oil and provide NuStar Energy with a right of first offer to purchase up to 4,000,000 barrels of paving grade asphalt and 4,750,000 barrels of roofing flux asphalt each year for marketing and sale.

Venezuela has been experiencing political, economic and social turmoil, including labor strikes and demonstrations. Such instability could severely affect PDVSA’s production or delivery of crude oil or asphalt. Further, NuStar Energy may be forced to replace a portion of the crude oil it would normally have purchased under its PDVSA crude oil supply contract with purchases of crude oil on the spot market on pricing and credit terms that are less favorable than it would have obtained under the PDVSA crude oil supply contract. The pricing terms of NuStar Energy’s crude oil supply contract with PDVSA will be designed to provide a measure of stability to its refining margins. If NuStar Energy is required to make purchases on the spot market instead of under its contract, it will lose this protection. As a result, if it experiences disruption to its purchases of crude oil under the PDVSA crude oil supply contract, NuStar Energy could experience additional volatility in its earnings and cash flow.

Additionally, the Paulsboro refinery and the Savannah refinery are optimized to process specific types of crude oil that are only produced in Venezuela. Processing alternate crudes would result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any disruption of NuStar Energy’s supply of crude oil from Venezuela would result in substantially lower revenues and additional volatility in its earnings and cash flow.

A significant interruption or casualty loss at one of NuStar Energy’s refineries could reduce its production, particularly if not fully covered by NuStar Energy’s insurance.

As a result of the acquisition of the East Coast Asphalt Operations, NuStar Energy’s business includes owning and operating refineries. NuStar Energy’s operations could be subject to significant interruption if one of its refineries were to experience a major accident or fire, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. These hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of NuStar Energy’s related operations. NuStar Energy also faces risks of mechanical failure and equipment shutdowns. If any of these situations occur, undamaged refinery processing units may be dependent on or interact with damaged sections of its refineries and, accordingly, are also subject to being shut down. In the event any of its refining facilities is forced to shut down for a significant period of time, it would have a material adverse effect on NuStar Energy’s earnings, its other results of operations and its financial condition as a whole.

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

NuStar Energy’s financial results are affected by volatile asphalt and intermediate product refining margins.

A large portion of NuStar Energy’s earnings subsequent to acquiring the East Coast Asphalt Operations will be affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. NuStar Energy’s cost to acquire feedstocks and the price at which it can ultimately sell asphalt and other intermediate products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, U.S. relationships with foreign governments, political affairs, and the extent of governmental regulation.

Additionally, crude oil prices and prices for the asphalt and intermediate products produced by the East Coast Asphalt Operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the East Coast Asphalt Operations is marketed to satisfy governmental contracts. The governmental agencies with which NuStar Energy contracts may have budgetary constraints that limit their ability to absorb higher asphalt prices. Therefore, when crude oil prices rise, as they have since NuStar Energy acquired the East Coast Asphalt Operations, NuStar Energy’s results of operations in its refining and marketing segment may be significantly negatively impacted due to lower margins resulting from an inability to increase the prices of asphalt and intermediate products to the same degree as increases in the price of crude oil. NuStar Energy’s increased exposure to unstable commodity prices will increase the volatility of its earnings.

The price volatility of crude oil and refined products can reduce NuStar Energy’s revenues and ability to make distributions to its unitholders, including us.

Expected revenues from the acquisition of the East Coast Asphalt Operations will be mostly generated by the refining of crude oil into asphalt products and other products and the marketing thereof. The price and market value of crude oil and refined products is volatile. NuStar Energy’s revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of NuStar Energy’s inventory. Future price volatility could have an adverse impact on NuStar Energy’s results of operations, cash flow and ability to make distributions to its unitholders, including us.

Hedging transactions may limit NuStar Energy’s potential gains or result in significant financial losses.

In order to manage NuStar Energy’s exposure to commodity price fluctuations associated with its refining and marketing segment, including the East Coast Asphalt Operations, NuStar Energy currently engages in crude oil and refined product hedges, typically exchange-traded futures contracts. While intended to reduce the effects of volatile crude oil and refined product prices, such transactions, depending on the hedging instrument used, may limit NuStar Energy’s potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose NuStar Energy to the risk of financial loss in certain circumstances, including instances in which:

•	production is substantially less than expected;

•	the counterparties to NuStar Energy’s futures contracts fail to perform under the contracts; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex, and even when NuStar Energy engages in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, NuStar Energy’s financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for NuStar Energy to engage in a hedging transaction that completely mitigates its exposure to commodity prices. NuStar Energy’s financial statements may reflect a gain or loss arising from an exposure to commodity prices for which NuStar Energy is unable to enter into a completely effective hedge.

The operating results for the East Coast Asphalt Operations will be seasonal and generally lower in the first and fourth quarters of the year.

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

NuStar Energy could be subject to damages based on claims brought against us by its customers or lose customers as a result of the failure of its products to meet certain quality specifications.

The specialty asphalt products produced at the refineries of the East Coast Asphalt Operations provide precise performance attributes to NuStar Energy’s customers’ products. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers and diminish NuStar Energy’s ability to make distributions to unitholders.

NuStar Energy may incur liabilities from refining assets acquired in the acquisition of the East Coast Asphalt Operations. These costs and liabilities may not be covered by indemnification rights NuStar Energy will have against the sellers of the assets.

Some of the assets included in the East Coast Asphalt Operations have been used for many years to refine and store asphalt products. Releases may have occurred in the past which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect NuStar Energy’s financial position and results of operations.

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

Competition in the asphalt industry is intense, and such competition in the markets in which NuStar Energy sells its asphalt products could adversely affect NuStar Energy’s earnings and ability to make distributions to its unitholders, including us.

The East Coast Asphalt Operations compete with other refiners and with regional and national asphalt marketing companies. Many of these competitors are larger, more diverse companies with greater resources, providing them advantages in obtaining crude oil and other blendstocks and in competing through bidding process for asphalt supply contracts.

Item 6.	Exhibits

*Exhibit 4.01	Amendment No. 1, dated February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC and Computershare Investor Services, LLC.

*Exhibit 10.01	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
May 9, 2008

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 9, 2008

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 9, 2008