Form 10-Q
period 2008-06-30
NuStar GP Holdings, LLC
filed 2008-08-08
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of units outstanding as of August 1, 2008 was 42,508,263.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,815	$3,240
Accounts receivable	686	90
Receivable from NuStar Energy L.P.	3,081	—
Income tax receivable	1,611	2,870
Prepaid expenses	116	231
Deferred income tax assets, net	1,198	985

Total current assets	10,507	7,416

Investment in NuStar Energy L.P.	549,578	556,987
Long-term receivable from NuStar Energy L.P.	6,677	5,684
Deferred income tax assets, net	1,723	540
Other assets	44	3,204

Total assets	$568,529	$573,831

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$403	$171
Payable to NuStar Energy L.P.	—	786
Accrued compensation expense	5,003	3,851
Accrued liabilities	494	888
Taxes other than income taxes	397	1,111

Total current liabilities	6,297	6,807

Long-term debt	8,000	3,000
Employee benefit plan liabilities	11,269	10,238
Commitments and contingencies (Note 9)

Members’ equity	536,672	546,753
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	5,235	5,985
Pension adjustment, net of tax	1,056	1,048

Total accumulated other comprehensive income	6,291	7,033

Total members’ equity	542,963	553,786

Total liabilities and members’ equity	$568,529	$573,831

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Equity in earnings of NuStar Energy L.P.	$6,704	$11,951	$22,458	$21,508

General and administrative expenses	(824)	(747)	(1,566)	(1,543)
Other (expense) income, net	(82)	24	(82)	(2)
Interest (expense) income, net	(67)	18	(96)	14

Income before income tax benefit	5,731	11,246	20,714	19,977
Income tax benefit	49	2	69	42

Net income	$5,780	$11,248	$20,783	$20,019

Basic net income per unit	$0.14	$0.26	$0.49	$0.47

Weighted average number of basic units outstanding	42,500,990	42,500,000	42,500,990	42,500,000

Diluted net income per unit	$0.14	$0.26	$0.49	$0.47

Weighted average number of diluted units outstanding	42,508,263	42,501,705	42,504,570	42,501,540

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$20,783	$20,019
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(22,458)	(21,508)
Distributions of equity in earnings from NuStar Energy L.P.	22,458	21,508
Benefit for deferred income taxes	(1,396)	(1,372)
Increase in employee benefit plan liabilities	1,031	3,195
Changes in current assets and liabilities (Note 7)	(2,509)	675
Other, net	2,446	64

Net cash provided by operating activities	20,355	22,581

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	10,892	6,924
Investment in NuStar Energy L.P.	(5,025)	(1,667)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	33	986
Other, net	(80)	—

Net cash provided by investing activities	5,820	6,243

Cash Flows from Financing Activities:
Long-term debt borrowings	5,000	—
Distributions to unitholders	(30,600)	(27,200)

Net cash used in financing activities	(25,600)	(27,200)

Net increase in cash and cash equivalents	575	1,624
Cash and cash equivalents at the beginning of the period	3,240	1,107

Cash and cash equivalents at the end of the period	$3,815	$2,731

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings, or a wholly owned subsidiary.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On June 30, 2008, we owned approximately 20.4% of NuStar Energy, consisting of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy, which entitles us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,218,708 common units of NuStar Energy representing an 18.4% limited partner interest in NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in crude oil and refined product transportation, liquids terminalling and storage, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP), formerly Kaneb Pipe Line Operating Partnership, L.P.

On March 20, 2008, NuStar Energy completed the acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Certain previously reported amounts in the 2007 consolidated financial statements have been reclassified to conform to 2008 presentation.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position EITF 03-6-1

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). According to FSP EITF 03-6-1, unvested share-based payment awards are considered participating securities if they contain nonforfeitable rights to dividends or dividend equivalents and are therefore included in the earnings allocation in computing basic earnings per share pursuant to the two-class method. FSP EITF 03-6-1 applies retroactively for fiscal years beginning after December 15, 2008 and interim periods within those years. Accordingly, we will not adopt FSP EITF 03-6-1 until January 1, 2009, and we do not expect it to materially affect our computation of earnings per unit.

FASB Statement No. 141R

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations.” Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we will not adopt the provisions of Statement 141R until January 1, 2009.

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

3. INVESTMENT IN NUSTAR ENERGY

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost and we contributed $5.0 million to NuStar Energy in order to maintain our 2% general partner interest. As of June 30, 2008 and December 31, 2007, our ownership interest in NuStar Energy was composed of a 2% general partner interest, incentive distribution rights and an approximate 18.4% and 20.3% limited partner interest, respectively.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	June 30, 2008	December 31, 2007
	(Unaudited)
Balance Sheet Information:
Current assets	$1,034,946	$347,134
Property, plant and equipment, net	2,981,902	2,492,086
Goodwill	784,494	785,019
Other long-term assets, net	194,054	158,848

Total assets	$4,995,396	$3,783,087

Current liabilities	$533,968	$242,485
Long-term debt, less current portion	2,166,355	1,445,626
Other long-term liabilities	105,772	100,144

Total liabilities	2,806,095	1,788,255

Partners’ equity	2,189,301	1,994,832

Total liabilities and partners’ equity	$4,995,396	$3,783,087

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,377,580	$321,032	$1,970,354	$617,856
Operating income	40,362	42,086	105,548	87,521
Net income	14,090	39,697	69,959	70,820

Other

As of June 30, 2008 and December 31, 2007, our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	June 30, 2008	December 31, 2007
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,189,301	$1,994,832
NuStar GP Holdings’ ownership interest in NuStar Energy	20.4%	22.3%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	446,617	444,848
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	102,961	112,139

Investment in NuStar Energy	$549,578	$556,987

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

We manage NuStar Energy through our ownership of NuStar GP, LLC, and Riverwalk Holdings LLC, which own Riverwalk Logistics, L.P., the general partner of NuStar Energy. Our officers are also officers of NuStar GP, LLC. The Chairman of our Board of Directors, William E. Greehey, is also the Chairman of the Board of Directors of NuStar GP, LLC. The Board of Directors of NuStar GP, LLC is responsible for overseeing NuStar GP, LLC’s role as the general partner of the general partner of NuStar Energy, and we, as the sole owner of NuStar GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of NuStar GP, LLC.

We had a receivable from NuStar Energy of $3.1 million and a payable to NuStar Energy of $0.8 million, as of June 30, 2008 and December 31, 2007, respectively, with both amounts representing payroll and plan benefits, net of payments made to us. We also had a long-term receivable of $6.7 million and $5.7 million from NuStar Energy as of June 30, 2008 and December 31, 2007, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and related benefit plans and for stock-based compensation charged by us to NuStar Energy were $40.4 million and $31.7 million for the three months ended June 30, 2008 and 2007, respectively, and $74.6 million and $62.9 million for the six months ended June 30, 2008 and 2007, respectively.

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

Under the Administration Agreement, we paid annual charges of $500,000, subject to certain adjustments, to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to us. We also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to us.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary for the conduct of the business of NuStar Energy and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to us (the Holdco Administrative Services Expense).

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars, except per unit data)
General partner interest (2%)	$1,211	$997	$2,422	$1,951
General partner incentive distribution	5,718	4,413	11,436	8,323

Total general partner distribution	6,929	5,410	13,858	10,274
Limited partner distribution	10,064	9,714	20,131	19,073

Total distributions to NuStar GP Holdings	16,993	15,124	33,989	29,347
Public unitholders’ distributions	43,580	34,755	87,157	68,227

Total cash distributions	$60,573	$49,879	$121,146	$97,574

Cash distributions per unit applicable to limited partners	$0.985	$0.950	$1.970	$1.865

In April 2008, NuStar Energy declared a quarterly cash distribution of $0.985 which was paid on May 14, 2008 to unitholders of record on May 7, 2008. This distribution related to the first quarter of 2008 and totaled $60.6 million. In July 2008, NuStar Energy declared a quarterly cash distribution of $0.985 per unit related to the second quarter of 2008. This distribution will be paid on August 13, 2008 to unitholders of record on August 6, 2008 and will total $60.6 million.

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

The following liabilities are measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
Restricted units	$3,375	$—	$—	$3,375
Unit options	—	956	—	956

Total	$3,375	$956	$—	$4,331

The fair value of restricted units is determined using the unit price at the valuation date. The fair value of each unit option grant is determined using the Black-Scholes option-pricing model on the valuation date based on the expected life of options granted, expected volatility, expected dividend yield and the risk-free interest rate. As of December 31, 2007, accrued compensation expense related to restricted units and unit options totaled $3.7 million.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Six Months Ended June 30,
	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(596)	$521
Receivable from NuStar Energy	(2,777)	(2,095)
Income tax receivable	1,259	(1,431)
Prepaid expenses	115	120
Increase (decrease) in current liabilities:
Accounts payable	232	268
Payable to NuStar Energy	(786)	—
Income taxes payable	—	(811)
Accrued compensation expense	1,152	3,912
Accrued liabilities	(394)	(279)
Taxes other than income taxes	(714)	470

Changes in current assets and liabilities	$(2,509)	$675

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2008	2007
	(Thousands of Dollars)
Cash paid for interest	$102	$13

Cash paid for income taxes	$68	$972

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

As amended on December 18, 2007, the terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of June 30, 2008.

In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units. As of June 30, 2008, we had outstanding borrowings of $8.0 million under the Credit Facility. The Credit Facility bears interest based on either an alternative base rate or a LIBOR-based rate, which was 3.0% as of June 30, 2008.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, NuStar Energy intends to resume vigorous prosecution of the appeal.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the DOJ asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and NuStar Energy has not made any payments toward costs incurred by the DOJ.

Department of Justice Matter. The DOJ advised NuStar Pipeline Operating Partnership L.P. (NuPOP) that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC Plans) at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. On November 14, 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at a terminal owned by Shore Terminals, LLC (Shore), a wholly owned subsidiary of NuPOP. Since then, NuStar Energy and Shore have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy has cooperated fully with the U.S. Attorney and the EPA and in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, NuStar Energy is currently in negotiations with the U.S. Attorney and the EPA to resolve this matter.

There can be no assurances that the conclusion of the U.S. Attorney’s and EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts. If any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to NuStar Energy’s results of operations in the period NuStar Energy would be required to record a liability, and could be material to NuStar Energy’s cash flows in the periods NuStar Energy would be required to pay such liability.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Unit and Per Unit data)
Basic Net Income per Unit:
Net income	$5,780	$11,248	$20,783	$20,019

Weighted average number of basic units outstanding	42,500,990	42,500,000	42,500,990	42,500,000

Basic net income per unit	$0.14	$0.26	$0.49	$0.47

Diluted Net Income per Unit:
Net income	$5,780	$11,248	$20,783	$20,019

Weighted average number of basic units outstanding	42,500,990	42,500,000	42,500,990	42,500,000

Effect of dilutive securities	7,273	1,705	3,580	1,540

Weighted average number of dilutive units outstanding	42,508,263	42,501,705	42,504,570	42,501,540

Diluted net income per unit	$0.14	$0.26	$0.49	$0.47

The computation of diluted net income per unit excludes unit options outstanding with an exercise price above market, as their effect would be anti-dilutive. All 324,100 unit options outstanding had an exercise price above the average market price for the three and six months ended June 30, 2008. No unit options were granted prior to the fourth quarter of 2007.

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2007	$553,786
Net income	20,783
Distributions to unitholders	(30,600)
Share of NuStar Energy’s other comprehensive income	(750)
SAB 51 charge	(757)
Unit based compensation	495
Other	6

Balance as of June 30, 2008	$542,963

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2008, NuStar Energy issued 5,050,800 common units to the public, which reduced our ownership from 22.3% at December 31, 2007 to 20.4%. This issuance resulted in a decrease in the value of our proportionate share of NuStar Energy’s capital totaling $0.8 million (SAB 51 charge). We recorded the SAB 51 charge as a reduction in our investment in NuStar Energy and as a reduction to members’ equity for the six months ended June 30, 2008.

Comprehensive Income

For the three and six months ended June 30, 2008 and 2007, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Net income	$5,780	$11,248	$20,783	$20,019
Share of NuStar Energy L.P.’s other comprehensive (loss) income	(20)	2,420	(750)	2,656
Other	4	6	8	11

Comprehensive income	$5,764	$13,674	$20,041	$22,686

Cash Distributions

In April 2008, our board of directors declared a quarterly cash distribution of $0.36 per unit related to the first quarter of 2008. This distribution was paid on May 16, 2008 to unitholders of record on May 7, 2008 and totaled $15.3 million. In July 2008, our board of directors declared a quarterly cash distribution of $0.36 per unit related to the second quarter of 2008. This distribution will be paid on August 15, 2008 to unitholders of record on August 6, 2008 and will total $15.3 million.

11. EMPLOYEE BENEFIT PLANS AND UNIT BASED COMPENSATION

NuStar Energy reimburses us for its share of costs incurred by us related to employee benefit plans and long-term incentive plans. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of income. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$797	$1,675	$1,068	$4,669
Expenses resulting from NuStar GP Holdings awards to non-employee directors	$—	$6	$192	$9

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2008	2007	2008	2007
	(Thousands of Dollars)
For the three months ended June 30:
Components of net periodic benefit cost:
Service cost	$1,889	$1,932	$153	$141
Interest cost	188	72	135	103
Expected return on assets	(248)	(78)	—	—
Amortization of net loss	4	6	—	—

Net periodic benefit cost	$1,833	$1,932	$288	$244

For the six months ended June 30:
Components of net periodic benefit cost:
Service cost	$3,516	$3,864	$288	$282
Interest cost	376	143	253	206
Expected return on assets	(496)	(156)	—	—
Amortization of net loss	8	11	—	—

Net periodic benefit cost	$3,404	$3,862	$541	$488

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2007, Part I “Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, Part II, Item 1A “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. As used in this report, references to “we,” “us,” or “our” collectively refer, depending on the context, to NuStar GP Holdings or a wholly owned subsidiary.

Our only cash generating assets are our ownership interests in NuStar Energy L.P. a publicly held Delaware limited partnership (NuStar Energy) (NYSE: NS). As of June 30, 2008 our aggregate ownership interests in NuStar Energy consist of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,218,708 common units of NuStar Energy representing an 18.4% limited partner interest in NuStar Energy.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in crude oil and refined product transportation, liquid terminalling and storage, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. and NuStar Pipeline Operating Partnership L.P.

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

Recent Developments

On March 20, 2008, NuStar Energy completed the acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost. In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest. Following NuStar Energy’s issuance of common units, our limited partner interest in NuStar Energy was reduced to 18.4%.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,
	2008	2007	Change
Equity in earnings of NuStar Energy	$6,704	$11,951	$(5,247)

General and administrative expenses	(824)	(747)	(77)
Other (expense) income, net	(82)	24	(106)
Interest (expense) income, net	(67)	18	(85)

Income before income tax benefit	5,731	11,246	(5,515)
Income tax benefit	49	2	47

Net income	$5,780	$11,248	$(5,468)

Basic net income per unit	$0.14	$0.26	$(0.12)

Weighted average number of basic units outstanding	42,500,990	42,500,000	990

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended June 30,
	2008	2007	Change
	(Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,377,580	$321,032	$1,056,548
Cost of product sales	1,175,916	148,061	1,027,855
Operating expenses	106,928	85,444	21,484
Depreciation and amortization	34,830	27,860	6,970

Segment operating income	59,906	59,667	239
General and administrative expenses	19,544	17,581	1,963

Operating income	$40,362	$42,086	$(1,724)

Net income	$14,090	$39,697	$(25,607)
Net income per unit applicable to limited partners	$0.15	$0.74	$(0.59)
Cash distributions per unit applicable to limited partners	$0.985	$0.950	$0.035

NuStar Energy’s net income decreased $25.6 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to a decrease in other income, and an increase in interest expense. NuStar Energy’s segment operating income increased slightly for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to a $10.2 million increase in operating income for the transportation segment and a $5.1 million increase in operating income for the storage segment, offset by a $14.2 million decrease in operating income for the asphalt and fuels marketing segment.

NuStar Energy’s segment operating income during the three months ended June 30, 2008 increased slightly due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted throughputs and earnings for its transportation and storage segments during the three months ended June 30, 2007. NuStar Energy’s earnings were also positively impacted by the leasing of new storage capacity from completed tank expansion projects.

The earnings of the asphalt and fuels marketing segment were negatively impacted by a hedging loss associated with certain NYMEX crude oil and intermediate product futures contracts entered into concurrently with the acquisition of the East Coast Asphalt Operations.

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,
	2008	2007	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$167	$705	$(538)
General partner incentive distribution	5,718	4,413	1,305

General partner’s interest in net income and incentive distributions of NuStar Energy	5,885	5,118	767
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	1,540	7,554	(6,014)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$6,704	$11,951	$(5,247)

Lower earnings at NuStar Energy for the three months ended June 30, 2008 caused a decrease in equity earnings related to our general partner interest for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

NuStar Energy’s per unit distributions for the three months ended June 30, 2008 increased compared to the three months ended June 30, 2007, to $0.985 from $0.950. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 and the second quarter of 2008, resulted in NuStar Energy increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our incentive distribution rights also increased for that period.

Our equity in earnings of NuStar Energy related to our limited partner units decreased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, due to a decrease in NuStar Energy’s net income per unit during that period.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2008	2007	Change
Equity in earnings of NuStar Energy	$22,458	$21,508	$950

General and administrative expenses	(1,566)	(1,543)	(23)
Other expense, net	(82)	(2)	(80)
Interest (expense) income, net	(96)	14	(110)

Income before income tax benefit	20,714	19,977	737
Income tax benefit	69	42	27

Net income	$20,783	$20,019	$764

Basic net income per unit	$0.49	$0.47	$0.02

Weighted average number of basic units outstanding	42,500,990	42,500,000	990

The following table summarizes NuStar Energy’s results of operations:

	Six Months Ended June 30,
	2008	2007	Change
	(Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,970,354	$617,856	$1,352,498
Cost of product sales	1,568,925	275,988	1,292,937
Operating expenses	195,378	166,656	28,722
Depreciation and amortization	64,876	55,202	9,674

Segment operating income	141,175	120,010	21,165
General and administrative expenses	35,627	32,489	3,138

Operating income	$105,548	$87,521	$18,027

Net income	$69,959	$70,820	$(861)
Net income per unit applicable to limited partners	$1.12	$1.31	$(0.19)
Cash distributions per unit applicable to limited partners	$1.970	$1.865	$0.105

NuStar Energy’s net income decreased $0.9 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to a decrease in other income and increases in interest expense, general and administrative expenses and income tax expense, partially offset by an increase in segment operating income. NuStar Energy’s segment operating income increased $21.2 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to a $17.7 million increase in operating income for the transportation segment and a $16.5 million increase in the storage segment, partially offset by a decrease of $11.4 million in operating income in the asphalt and fuels marketing segment.

NuStar Energy’s segment operating income increased during the six months ended June 30, 2008 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted throughputs and earnings for its transportation and storage segments during the six months ended June 30, 2007. NuStar Energy’s earnings were also positively impacted by the leasing of new storage capacity from completed tank expansion projects.

The earnings of the asphalt and fuels marketing segment were negatively impacted by a hedging loss associated with certain NYMEX crude oil and intermediate product futures contracts entered into concurrently with the acquisition of the East Coast Asphalt Operations.

The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2008	2007	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,181	$1,249	$(68)
General partner incentive distribution (a)	10,906	8,323	2,583

General partner’s interest in net income and incentive distributions of NuStar Energy	12,087	9,572	2,515
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	11,813	13,378	(1,565)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$22,458	$21,508	$950

(a)

NuStar Energy’s net income allocation to general and limited partners for the first quarter of 2008 reflected total cash distributions based upon the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As a result, our portion of the actual cash payment made with respect to the first quarter 2008, including the incentive distribution rights, was greater than the net income allocated to us shown in the table above.

Lower earnings at NuStar Energy for the six months ended June 30, 2008 caused a decrease in equity earnings related to our general partner interest for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

NuStar Energy’s per unit distributions for the six months ended June 30, 2008 increased compared to the six months ended June 30, 2007, to $1.970 from $1.865. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 and the second quarter of 2008, resulted in NuStar Energy increasing its total cash distributions. Because our incentive distribution rights entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our incentive distribution rights also increased for that period.

Our equity in earnings of NuStar Energy related to our limited partner units decreased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to a decrease in NuStar Energy’s net income per unit during that period.

Outlook

Storage Segment Outlook

We believe certain trends in the market are providing NuStar Energy further terminalling opportunities for a number of reasons, including:

•	volatility in the energy markets and the willingness of energy traders to take physical positions at storage facilities in order to enhance profits;

•	growing governmental regulation mandating cleaner fuels, such as ethanol and biofuels, which provide logistical opportunities;

•	geopolitical factors, which cause concern over the security of supply; and

•	arbitrage opportunities such as those between the gasoline-short U.S. and diesel-short Europe, which continue to enhance storage opportunities.

The markets in which NuStar Energy is constructing additional storage capacity are strategically located marine terminal facilities on the U.S. East, West and Gulf Coasts, as well as at its facilities in St. Eustatius in the Netherlands Antilles and Amsterdam.

During 2007 and in 2008, NuStar Energy completed key terminal expansion projects and commenced construction on other significant terminal expansion projects, which it expects to positively impact its operations in 2008.

Transportation Segment Outlook

We do not expect a material impact to NuStar Energy’s throughputs as a result of high fuel prices, although we do expect lower throughputs compared to its recent averages. However, turnarounds or outages at NuStar Energy’s customers’ refineries have a significant effect on its pipeline results, as do maintenance expenses and market conditions. Barring any major unplanned turnaround activity or significant adverse economic condition, we expect NuStar Energy’s transportation segment throughputs to be higher this year compared to 2007, due to the reduced throughputs in 2007 as a result of the impact of the fire at Valero Energy’s McKee refinery in 2007. Additionally, effective July 1st, NuStar Energy increased the tariffs on its pipelines, which we expect will offset the decline in its throughputs from lower demand.

Asphalt and Fuels Marketing Segment Outlook

The earnings of NuStar Energy’s asphalt and fuels marketing segment largely depend upon the margin earned by the East Coast Asphalt Operations resulting from the difference between the sales prices of its products and the purchase prices of its raw materials, principally crude oil. The prices of crude oil and the products produced by the East Coast Asphalt Operations fluctuate in response to many factors beyond NuStar Energy’s control, such as changes in supply, demand, market uncertainties and other factors. Crude oil prices and prices for the products produced by the East Coast Asphalt Operations may not fluctuate in tandem. Specifically, increases in asphalt prices lagged behind the significant increase in crude oil prices that occurred in the second quarter. Currently, the supply of asphalt is constrained, which is resulting in continued high asphalt prices and margins despite a recent decline in crude oil prices. Factors causing these supply constraints include lower than normal inventories on the U.S. East Coast and reduced production at fuels refineries, which also produce asphalt, due to weak gasoline margins. We expect these supply constraints to continue through the third quarter.

Due to these factors, we expect NuStar Energy’s asphalt margins to improve in the third quarter compared to the second quarter. In the fourth quarter, we expect NuStar Energy’s asphalt sales and margins to decline due to typical seasonal factors including decreased road construction during colder months.

NuStar Energy enters into derivative contracts to minimize the effects of commodity price fluctuations on inventories associated with its asphalt and fuels marketing segment. The majority of NuStar Energy’s derivative contracts do not qualify for hedge accounting under SFAS No. 133. Its derivative contracts that do qualify for hedge accounting under SFAS No. 133 may not be perfectly effective in offsetting the change in the value of inventory, resulting in ineffectiveness. The change in the fair value of NuStar Energy’s derivatives that do not qualify for hedge accounting as well as the ineffectiveness resulting from its derivatives that do qualify for hedge accounting are included in NuStar Energy’s earnings each period. Currently, NuStar Energy does not have any derivative contracts related to inventories of the East Coast Asphalt Operations, and it is managing its commodity risk associated with those inventories by managing its physical volumes. NuStar Energy continues to monitor its exposure to commodity prices associated with the inventories of the East Coast Asphalt Operations and may, if conditions warrant, enter into derivative contracts in the future.

The operations of the East Coast Asphalt Operations require NuStar Energy to make substantial investments in inventory. Due to the seasonal nature of asphalt demand, NuStar Energy expects to build and store inventories during periods of lower demand in order to sell it during periods of higher demand. Therefore, NuStar Energy’s inventory balances are likely to fluctuate seasonally. These seasonal fluctuations cause significant changes in NuStar Energy’s working capital balances (primarily accounts receivable, inventories and accounts payable), that impact its liquidity.

Long-Term Outlook

Long-term, we believe strong demand for more energy infrastructure in the U.S. and internationally, a tight supply and demand balance and an expanding array of specialty products, including renewable fuels, will continue to drive the demand for NuStar Energy’s assets.

We also believe the fundamentals for the East Coast Asphalt Operations are positive. We expect that the upgrade projects currently being implemented or planned at various fuels refineries will limit the supply of residuum product used to make asphalt, which will continue to reduce the domestic supply of asphalt. We believe this reduced domestic supply and limited availability of economical imports will positively affect NuStar Energy’s asphalt margins.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the incentive distribution rights that we own. Due to our ownership of NuStar Energy’s incentive distribution rights, our portion of NuStar Energy’s total distributions may exceed our percentage ownership interest of 20.4%. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded on the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings on our three-year revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for the costs incurred on their behalf, primarily employee related costs.

Cash Flows for the Six Months Ended June 30, 2008 and 2007

Cash distributions received from NuStar Energy for the six months ended June 30, 2008 were $33.4 million compared to $28.4 million for the six months ended June 30, 2007. The cash distributions we received were used principally to fund distributions to our unitholders, which totaled $30.6 million for the six months ended June 30, 2008 compared to $27.2 million for the six months ended June 30, 2007. Long-term debt borrowings of $5.0 million for the six months ended June 30, 2008 were used to fund our $5.0 million contribution to NuStar Energy to maintain our 2% general partner interest following NuStar Energy’s issuance of common units in April 2008.

Investment in NuStar Energy

In April 2008, NuStar Energy issued approximately 5.1 million common units representing limited partner interests at a price of $48.75 per unit resulting in total proceeds of $236.2 million, net of issuance costs. In order to maintain our 2% general partner interest, we contributed $5.0 million to NuStar Energy.

Cash Distributions

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions earned for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.36	$0.34	$0.72	$0.66
Total cash distributions	$15,300	$14,450	$30,600	$28,050

Distributions declared for a quarter are paid by NuStar Energy within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows NuStar Energy’s cash distributions to be paid related to the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.985	$0.950	$1.970	$1.865
Total cash distributions by NuStar Energy to all partners	$60,573	$49,879	$121,146	$97,574

Cash distributions to us:
Distributions on our general partner interest (2%)	$1,211	$997	$2,422	$1,951
Distributions on our incentive distribution rights	5,718	4,413	11,436	8,323
Distributions on our limited partnership interests	10,064	9,714	20,131	19,073

Total cash distributions to us	$16,993	$15,124	$33,989	$29,347

Distributions to us as a percentage of total cash distributions	28.1%	30.3%	28.1%	30.1%

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

As amended on December 18, 2007, the terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of June 30, 2008.

In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units. As of June 30, 2008, we had outstanding borrowings of $8.0 million under the Credit Facility. The Credit Facility bears interest based on either an alternative base rate or a LIBOR-based rate, which was 3.0% as of June 30, 2008.

Related Party Transactions

Employee Benefit Plans and Unit Based Compensation

NuStar Energy reimburses us for its share of costs incurred by us related to employee benefit plans and long-term incentive plans. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of income. Our liabilities for employee benefits are included in “Employee benefit plan liabilities” and our liability related to the long-term incentive plans is included in “Accrued compensation expense” on our consolidated balance sheets.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$797	$1,675	$1,068	$4,669
Expenses resulting from NuStar GP Holdings awards to non-employee directors	$—	$6	$192	$9

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

Under the Administration Agreement, we paid annual charges of $500,000, subject to certain adjustments, to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to us. We also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to us.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary for the conduct of the business of NuStar Energy and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to us (the Holdco Administrative Services Expense).

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Department of Justice Matter. The U.S. Department of Justice (the DOJ) advised NuStar Pipeline Operating Partnership L.P. (NuPOP) that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC Plans) at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy L.P. (NuStar Energy) is currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. On November 14, 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at a terminal owned by Shore Terminals, LLC (Shore), a wholly owned subsidiary of NuPOP. Since then, NuStar Energy and Shore have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy has cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, NuStar Energy is currently in negotiations with the U.S. Attorney and the EPA to resolve this matter.

There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts. If any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to NuStar Energy’s results of operations in the period NuStar Energy would be required to record a liability, and could be material to NuStar Energy’s cash flows in the periods NuStar Energy would be required to pay such liability.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of unitholders was held April 24, 2008. Matters voted on at the meeting and the results thereof were as follows:

(a)	a proposal to elect two Class II directors to serve until the 2011 annual meeting was approved as follows:

Directors	Affirmative	Withheld	Non-Votes
Curtis V. Anastasio	36,843,094	249,189	n/a
William B. Burnett	36,930,480	161,803	n/a

(b)	a proposal to ratify the appointment of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved as follows:

Affirmative	Negative	Withheld	Non-Votes
36,928,919	102,789	60,575	n/a

Directors whose terms of office continued after the annual meeting were: William E. Greehey, Stan L. McLelland and James F. Clingman, Jr.

Item 6.	Exhibits

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
August 8, 2008

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 8, 2008

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 8, 2008