Form 10-Q
period 2008-09-30
NuStar GP Holdings, LLC
filed 2008-11-07
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of units outstanding as of November 1, 2008 was 42,508,263.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$505	$3,240
Accounts receivable	696	90
Income tax receivable	2,590	2,870
Prepaid expenses	42	231
Deferred income tax assets, net	1,081	985

Total current assets	4,914	7,416

Investment in NuStar Energy L.P.	568,506	556,987
Long-term receivable from NuStar Energy L.P.	6,661	5,684
Deferred income tax assets, net	896	540
Other assets	5,417	3,204

Total assets	$586,394	$573,831

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$464	$171
Payable to NuStar Energy L.P.	1,211	786
Accrued compensation expense	5,080	3,851
Accrued liabilities	622	888
Taxes other than income taxes	1,005	1,111

Total current liabilities	8,382	6,807

Long-term debt	6,500	3,000
Employee benefit plan liabilities	11,696	10,238
Commitments and contingencies (Note 9)
Members’ equity	556,337	546,753
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	2,419	5,985
Pension adjustment, net of tax	1,060	1,048

Total accumulated other comprehensive income	3,479	7,033

Total members’ equity	559,816	553,786

Total liabilities and members’ equity	$586,394	$573,831

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Equity in earnings of NuStar Energy L.P.	$35,662	$15,033	$58,120	$36,541
General and administrative expenses	(793)	(665)	(2,359)	(2,208)
Other expense, net	(36)	—	(118)	(2)
Interest (expense) income, net	(57)	29	(153)	43

Income before income tax benefit (expense)	34,776	14,397	55,490	34,374
Income tax benefit (expense)	34	(313)	103	(271)

Net income	$34,810	$14,084	$55,593	$34,103

Basic net income per unit	$0.82	$0.33	$1.31	$0.80

Weighted average number of basic units outstanding	42,501,433	42,500,420	42,501,139	42,500,141

Diluted net income per unit	$0.82	$0.33	$1.31	$0.80

Weighted average number of diluted units outstanding	42,508,263	42,501,862	42,504,331	42,501,705

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$55,593	$34,103
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(58,120)	(36,541)
Distributions of equity in earnings from NuStar Energy L.P.	50,344	36,541
Benefit for deferred income taxes	(452)	(305)
Increase in employee benefit plan liabilities	1,458	295
Changes in current assets and liabilities (Note 7)	1,894	4,023
Other, net	(2,868)	(2,727)

Net cash provided by operating activities	47,849	35,389

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	—	7,013
Investment in NuStar Energy L.P.	(8,236)	(2,909)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	132	1,278
Other, net	(80)	—

Net cash (used in) provided by investing activities	(8,184)	5,382

Cash Flows from Financing Activities:
Long-term debt borrowings	5,000	—
Repayment of long-term debt	(1,500)	—
Distributions to unitholders	(45,900)	(41,650)

Net cash used in financing activities	(42,400)	(41,650)

Net decrease in cash and cash equivalents	(2,735)	(879)
Cash and cash equivalents at the beginning of the period	3,240	1,107

Cash and cash equivalents at the end of the period	$505	$228

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. As used in this report, references to “we,” “us” or “our” collectively refer, depending on the context, to NuStar GP Holdings, or a wholly owned subsidiary.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On September 30, 2008, we owned approximately 20.5% of NuStar Energy, consisting of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by NuStar Energy, which entitles us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,281,531 common units of NuStar Energy representing an 18.5% limited partner interest in NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in crude oil and refined product transportation, liquids terminalling and storage, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP).

In March 2008, NuStar Energy closed the acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and nine months ended September 30, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

3. INVESTMENT IN NUSTAR ENERGY

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost, and we contributed $5.0 million to NuStar Energy in order to maintain our 2% general partner interest. As of September 30, 2008 and December 31, 2007, our ownership interest in NuStar Energy was composed of a 2% general partner interest, incentive distribution rights and an approximate 18.5% and 20.3% limited partner interest, respectively.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	September 30, 2008	December 31, 2007
	(Unaudited)
Balance Sheet Information:
Current assets	$979,869	$347,134
Property, plant and equipment, net	2,970,820	2,492,086
Goodwill	784,494	785,019
Other long-term assets, net	196,824	158,848

Total assets	$4,932,007	$3,783,087

Current liabilities	$534,436	$242,485
Long-term debt, less current portion	2,025,867	1,445,626
Other long-term liabilities	105,517	100,144

Total liabilities	2,665,820	1,788,255
Partners’ equity	2,266,187	1,994,832

Total liabilities and partners’ equity	$4,932,007	$3,783,087

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,825,226	$397,017	$3,795,580	$1,014,873
Operating income	175,478	60,361	281,026	147,882
Net income	151,277	51,213	221,236	122,033

Other

As of September 30, 2008 and December 31, 2007, our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	September 30, 2008	December 31, 2007
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,266,187	$1,994,832
NuStar GP Holdings’ ownership interest in NuStar Energy	20.5%	22.3%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	464,568	444,848
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	103,938	112,139

Investment in NuStar Energy	$568,506	$556,987

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

We had a payable to NuStar Energy of $1.2 million and $0.8 million, as of September 30, 2008 and December 31, 2007, respectively, with both amounts representing payroll and plan benefits, net of payments made to us. We also had a long-term receivable of $6.7 million and $5.7 million from NuStar Energy as of September 30, 2008 and December 31, 2007, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and related benefit plans and for stock-based compensation charged by us to NuStar Energy were $46.8 million and $31.4 million for the three months ended September 30, 2008 and 2007, respectively, and $121.4 million and $94.3 million for the nine months ended September 30, 2008 and 2007, respectively.

GP Services Agreement

In April 2008, the boards of directors of each of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

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

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000 plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

5. DISTRIBUTIONS FROM NUSTAR ENERGY

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,318	$1,041	$3,740	$2,992
General partner incentive distribution	6,929	4,915	18,365	13,238

Total general partner distribution	8,247	5,956	22,105	16,230
Limited partner distribution	10,872	10,083	31,003	29,156

Total distributions to NuStar GP Holdings	19,119	16,039	53,108	45,386
Public unitholders’ distributions	46,719	36,025	133,876	104,252

Total cash distributions	$65,838	$52,064	$186,984	$149,638

Cash distributions per unit applicable to limited partners	$1.0575	$0.9850	$3.0275	$2.8500

In July 2008, NuStar Energy declared a quarterly cash distribution of $0.9850, which was paid on August 13, 2008 to unitholders of record on August 6, 2008. This distribution related to the second quarter of 2008 and totaled $60.6 million. In October 2008, NuStar Energy declared a quarterly cash distribution of $1.0575 per unit related to the third quarter of 2008. This distribution will be paid on November 12, 2008 to unitholders of record on November 5, 2008 and will total $65.8 million.

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

The following liabilities are measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$3,566	$—	$—	$3,566
NuStar Energy unit options	—	442	—	442

Total	$3,566	$442	$—	$4,008

The fair value of our liability for NuStar Energy restricted units is determined using the NuStar Energy unit price at the reporting date. The fair value of our liability for NuStar Energy unit option grants is determined using the Black-Scholes option-pricing model on the reporting date based on the expected life of options granted, expected volatility, expected dividend yield and the risk-free interest rate. As of December 31, 2007, accrued compensation expense related to NuStar Energy restricted units and unit options totaled $3.7 million.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Nine Months Ended September 30,
	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(606)	$597
Receivable from NuStar Energy	—	2,315
Income tax receivable	280	(2,193)
Prepaid expenses	189	200
Increase (decrease) in current liabilities:
Accounts payable	293	193
Payable to NuStar Energy	881	1,126
Income taxes payable	—	(811)
Accrued compensation expense	1,229	2,001
Accrued liabilities	(266)	(90)
Taxes other than income taxes	(106)	685

Changes in current assets and liabilities	$1,894	$4,023

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2008	2007
	(Thousands of Dollars)
Cash paid for interest	$171	$19

Cash paid for income taxes	$69	$3,581

8. CREDIT FACILITY

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. We fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

As amended on December 18, 2007, the terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of September 30, 2008.

In April 2008, we borrowed $5.0 million under the Credit Facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units. In the third quarter of 2008, we repaid $1.5 million. As of September 30, 2008, we had outstanding borrowings of $6.5 million under the Credit Facility. The Credit Facility bears interest based on either an alternative base rate or a LIBOR-based rate, which was 3.6% as of September 30, 2008.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We are not currently a party to any material legal proceedings. However, NuStar Energy is subject to certain loss contingencies, the outcome of which could have an effect on NuStar Energy’s results of operations and ability to pay distributions, which would impact our results of operations and ability to pay distributions. NuStar Energy’s material contingent liabilities resulting from various litigation, claims and commitments are discussed below.

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, NuStar Energy L.P. (NuStar Energy) intends to resume vigorous prosecution of the appeal. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement (Disclosure Statement). A hearing on approval of the Disclosure Statement is scheduled for the fourth quarter of 2008.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with the two spill areas are $71.9 million. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and it has not made any payments toward costs incurred by the DOJ.

Department of Justice Matter. The DOJ advised NuStar Pipeline Operating Partnership L.P. (NuPOP) that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC regulations require specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. In November 2006, agents of the EPA presented a search warrant issued by the U.S. District Court, Northern District of California, at a terminal owned by Shore Terminals, LLC (Shore), a wholly owned subsidiary of NuPOP. Since then, NuStar Energy and Shore have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy has cooperated fully with the U.S. Attorney and the EPA and in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, NuStar Energy is currently in negotiations with the U.S. Attorney and the EPA to resolve this matter.

There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts. If any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to NuStar Energy’s results of operations in the period NuStar Energy would be required to record a liability and to NuStar Energy’s cash flows in the periods NuStar Energy would be required to pay such liability.

Eres Matter. In August 2008, Eres N.V. forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when it purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. NuStar Energy intends to vigorously defend against these claims.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Unit and Per Unit Data)
Basic Net Income per Unit:
Net income	$34,810	$14,084	$55,593	$34,103

Weighted average number of basic units outstanding	42,501,433	42,500,420	42,501,139	42,500,141

Basic net income per unit	$0.82	$0.33	$1.31	$0.80

Diluted Net Income per Unit:
Net income	$34,810	$14,084	$55,593	$34,103

Weighted average number of basic units outstanding	42,501,433	42,500,420	42,501,139	42,500,141
Effect of dilutive securities	6,830	1,442	3,192	1,564

Weighted average number of dilutive units outstanding	42,508,263	42,501,862	42,504,331	42,501,705

Diluted net income per unit	$0.82	$0.33	$1.31	$0.80

In August 2008, 1,102 units vested related to restricted unit grants held by our board of directors.

The computation of diluted net income per unit for the three and nine months ended September 30, 2008 excludes 324,100 unit options outstanding with an exercise price above market, as their effect would be anti-dilutive. No unit options were granted prior to the fourth quarter of 2007.

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2007	$553,786
Net income	55,593
Distributions to unitholders	(45,900)
Share of NuStar Energy’s other comprehensive income	(3,566)
SAB 51 charge	(757)
Unit based compensation	648
Other	12

Balance as of September 30, 2008	$559,816

In April 2008, NuStar Energy issued 5,050,800 common units to the public, which reduced our ownership from 22.3% at December 31, 2007 to 20.4%. This issuance resulted in a decrease in the value of our proportionate share of NuStar Energy’s capital totaling $0.8 million (SAB 51 charge). We recorded the SAB 51 charge as a reduction in our investment in NuStar Energy and as a reduction to members’ equity for the nine months ended September 30, 2008. Our ownership in NuStar Energy at September 30, 2008 was 20.5%.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

For the three and nine months ended September 30, 2008 and 2007, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Net income	$34,810	$14,084	$55,593	$34,103
Share of NuStar Energy’s other comprehensive (loss) income	(2,816)	2,189	(3,566)	4,845
Other	4	5	12	16

Comprehensive income	$31,998	$16,278	$52,039	$38,964

Cash Distributions

In July 2008, our board of directors declared a quarterly cash distribution of $0.36 per unit related to the second quarter of 2008. This distribution was paid on August 15, 2008 to unitholders of record on August 6, 2008 and totaled $15.3 million. In October 2008, our board of directors declared a quarterly cash distribution of $0.43 per unit related to the third quarter of 2008. This distribution will be paid on November 14, 2008 to unitholders of record on November 5, 2008 and will total $18.3 million.

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

The following table summarizes information pertaining to long-term incentive plan compensation expenses (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Long-term incentive plan compensation expense (benefit) charged to NuStar Energy	$14	$(1,544)	$1,082	$3,125
Expenses resulting from NuStar GP Holdings awards to non-employee directors	—	7	192	16

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2008	2007	2008	2007
	(Thousands of Dollars)
For the three months ended September 30:
Components of net periodic benefit cost:
Service cost	$1,889	$1,932	$153	$141
Interest cost	188	72	135	103
Expected return on assets	(248)	(78)	—	—
Amortization of net loss	4	5	—	—

Net periodic benefit cost	$1,833	$1,931	$288	$244

For the nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$5,405	$5,796	$441	$423
Interest cost	564	215	388	309
Expected return on assets	(744)	(234)	—	—
Amortization of net loss	12	16	—	—

Net periodic benefit cost	$5,237	$5,793	$829	$732

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

For the nine months ended September 30, 2008, we contributed $7.2 million to our pension plan. We had net pension assets of $5.4 million and $3.2 million as of September 30, 2008 and December 31, 2007, respectively, which are included in “Other assets” on our consolidated balance sheets.

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

Overview

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. As used in this report, references to “we,” “us” or “our” collectively refer, depending on the context, to NuStar GP Holdings or a wholly owned subsidiary.

Our only cash generating assets are our ownership interests in NuStar Energy L.P., a publicly held Delaware limited partnership (NuStar Energy) (NYSE: NS). As of September 30, 2008, our aggregate ownership interests in NuStar Energy consist of the following:

•	the 2% general partner interest in NuStar Energy, which we hold through our 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,281,531 common units of NuStar Energy representing an 18.5% limited partner interest in NuStar Energy.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in crude oil and refined product transportation, liquid terminalling and storage, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy conducts substantially all of its business through its wholly owned subsidiaries, NuStar Logistics, L.P. and NuStar Pipeline Operating Partnership L.P.

NuStar Energy is required by its partnership agreement to distribute all of its available cash at the end of each quarter, less reserves established by its general partner, in its sole discretion, to provide for the proper conduct of NuStar Energy’s business or to provide funds for future distributions. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

Recent Developments

In March 2008, NuStar Energy closed the acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost. In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest. Following NuStar Energy’s issuance of common units, our ownership in NuStar Energy was reduced from 22.3% at December 31, 2007 to 20.4%. Our ownership in NuStar Energy at September 30, 2008 was 20.5%.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2008	2007	Change
Equity in earnings of NuStar Energy	$35,662	$15,033	$20,629

General and administrative expenses	(793)	(665)	(128)
Other expense, net	(36)	—	(36)
Interest (expense) income, net	(57)	29	(86)

Income before income tax benefit (expense)	34,776	14,397	20,379
Income tax benefit (expense)	34	(313)	347

Net income	$34,810	$14,084	$20,726

Basic net income per unit	$0.82	$0.33	$0.49

Weighted average number of basic units outstanding	42,501,433	42,500,420	1,013

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended September 30,
	2008	2007	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,825,226	$397,017	$1,428,209
Cost of product sales	1,467,152	199,023	1,268,129
Operating expenses	127,095	91,981	35,114
Depreciation and amortization	35,143	29,534	5,609

Segment operating income	195,836	76,479	119,357
General and administrative expenses	20,358	16,118	4,240

Operating income	$175,478	$60,361	$115,117

Net income	$151,277	$51,213	$100,064
Net income per unit applicable to limited partners	$2.60	$0.97	$1.63
Cash distributions per unit applicable to limited partners	$1.0575	$0.9850	$0.0725

NuStar Energy’s net income increased $100.1 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to an increase in segment operating income, partially offset by a decrease in other income, net and increases in interest expense, net and general and administrative expenses. NuStar Energy’s segment operating income increased $119.4 million during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to a $131.7 million increase in operating income for the asphalt and fuels marketing segment, partially offset by a $9.4 million decrease in operating income for the transportation segment and a $2.7 million decrease in operating income for the storage segment. NuStar Energy’s asphalt and fuels marketing segment operating income increased primarily due to robust sales volumes and strong product margins from our East Coast Asphalt Operations during the three months ended September 30, 2008.

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2008	2007	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,888	$927	$1,961
General partner incentive distribution	6,929	4,915	2,014

General partner’s interest in net income and incentive distributions of NuStar Energy	9,817	5,842	3,975
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	26,566	9,912	16,654
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$35,662	$15,033	$20,629

Substantially higher earnings at NuStar Energy for the three months ended September 30, 2008 increased our equity earnings related to our general and limited partner interests in NuStar Energy for the three months ended September 30 ,2008, compared to the three months ended September 30, 2007.

NuStar Energy’s per unit distributions for the three months ended September 30, 2008 also increased compared to the three months ended September 30, 2007, to $1.0575 from $0.9850. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 and the second quarter of 2008, resulted in NuStar Energy increasing its total cash distributions. Because our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR also increased for that period.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,
	2008	2007	Change
Equity in earnings of NuStar Energy	$58,120	$36,541	$21,579

General and administrative expenses	(2,359)	(2,208)	(151)
Other expense, net	(118)	(2)	(116)
Interest (expense) income, net	(153)	43	(196)

Income before income tax benefit (expense)	55,490	34,374	21,116
Income tax benefit (expense)	103	(271)	374

Net income	$55,593	$34,103	$21,490

Basic net income per unit	$1.31	$0.80	$0.51

Weighted average number of basic units outstanding	42,501,139	42,500,141	998

The following table summarizes NuStar Energy’s results of operations:

	Nine Months Ended September 30,
	2008	2007	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$3,795,580	$1,014,873	$2,780,707
Cost of product sales	3,036,077	475,011	2,561,066
Operating expenses	322,473	258,637	63,836
Depreciation and amortization	100,019	84,736	15,283

Segment operating income	337,011	196,489	140,522
General and administrative expenses	55,985	48,607	7,378

Operating income	$281,026	$147,882	$133,144

Net income	$221,236	$122,033	$99,203
Net income per unit applicable to limited partners	$3.78	$2.28	$1.50
Cash distributions per unit applicable to limited partners	$3.0275	$2.8500	$0.1775

NuStar Energy’s net income increased $99.2 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to an increase in segment operating income, partially offset by a decrease in other income, net and increases in interest expense, net and general and administrative expenses. NuStar Energy’s segment operating income increased $140.5 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to a $120.2 million increase in operating income for the asphalt and fuels marketing segment, a $13.8 million increase in operating income for the storage segment and an $8.3 million increase in operating income for the transportation segment.

NuStar Energy’s asphalt and fuels marketing segment operating income increased during the nine months ended September 30, 2008 primarily due to robust sales volumes and strong product margins from its East Coast Asphalt Operations during the third quarter. In addition, NuStar Energy’s throughputs and earnings increased in 2008 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted its transportation and storage segments during the nine months ended September 30, 2007.

The earnings of the asphalt and fuels marketing segment were negatively impacted by a hedging loss in the second quarter of 2008 associated with certain NYMEX crude oil and intermediate product futures contracts entered into concurrently with the acquisition of the East Coast Asphalt Operations.

The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2008	2007	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$4,069	$2,176	$1,893
General partner incentive distribution (a)	17,835	13,238	4,597

General partner’s interest in net income and incentive distributions of NuStar Energy	21,904	15,414	6,490
NuStar GP Holdings’ limited partner interest in net income of NuStar Energy	38,379	23,290	15,089
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$58,120	$36,541	$21,579

(a)

NuStar Energy’s net income allocation to general and limited partners for the first quarter of 2008 reflected total cash distributions based upon the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As a result, our portion of the actual cash payment made with respect to the first quarter 2008, including the IDR, was greater than the net income allocated to us shown in the table above.

Substantially higher earnings at NuStar Energy for the nine months ended September 30, 2008 increased our equity earnings related to our general and limited partner interests in NuStar Energy for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

NuStar Energy’s per unit distributions for the nine months ended September 30, 2008 also increased compared to the nine months ended September 30, 2007, to $3.0275 from $2.8500. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 and the second quarter of 2008, resulted in NuStar Energy increasing its total cash distributions. Because our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR also increased for the period.

Outlook

NuStar Energy expects its results in the fourth quarter to be significantly lower than the third quarter mainly due to lower asphalt sales and margins. Typically, asphalt sales decline in the fourth quarter for seasonal reasons, including decreased road construction during colder months. Despite NuStar Energy’s expectation of lower fourth quarter earnings, it expects results for the full year 2008 to significantly exceed results of 2007. NuStar Energy’s earnings for 2008 will benefit from the addition of the asphalt operations, as well as the effects of higher pipeline tariffs in its transportation segment and the completion of key terminal expansion projects during 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our percentage ownership interest of 20.5%. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded on the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings on our three-year revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for the costs incurred on their behalf, primarily employee related costs.

Cash Flows for the Nine Months Ended September 30, 2008 and 2007

Cash distributions received from NuStar Energy for the nine months ended September 30, 2008 were $50.3 million compared to $43.6 million for the nine months ended September 30, 2007. The cash distributions we received were used principally to fund distributions to our unitholders, which totaled $45.9 million for the nine months ended September 30, 2008, compared to $41.7 million for the nine months ended September 30, 2007. Long-term debt borrowings of $5.0 million for the nine months ended September 30, 2008 and excess cash on hand were mainly used to fund our $8.2 million contribution to NuStar Energy.

Investment in NuStar Energy

In April 2008, NuStar Energy issued approximately 5.1 million common units representing limited partner interests at a price of $48.75 per unit resulting in total proceeds of $236.2 million, net of issuance costs. In order to maintain our 2% general partner interest, we contributed $5.0 million to NuStar Energy.

Cash Distributions

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions to be paid related to the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.43	$0.36	$1.15	$1.02
Total cash distributions	$18,276	$15,300	$48,876	$43,350

Distributions declared for a quarter are paid by NuStar Energy within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows NuStar Energy’s cash distributions to be paid related to the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.0575	$0.9850	$3.0275	$2.8500
Total cash distributions by NuStar Energy to all partners	$65,838	$52,064	$186,984	$149,638

Cash distributions to us:
Distributions on our general partner interest	$1,318	$1,041	$3,740	$2,992
Distributions on our IDR	6,929	4,915	18,365	13,238
Distributions on our limited partnership interests	10,872	10,083	31,003	29,156

Total cash distributions to us	$19,119	$16,039	$53,108	$45,386

Distributions to us as a percentage of total cash distributions	29.0%	30.8%	28.4%	30.3%

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility with a borrowing capacity of up to $20 million (the Credit Facility) to enable us to manage our cash flow obligations. We fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

As amended on December 18, 2007, the terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of September 30, 2008.

In April 2008, we borrowed $5.0 million under the Credit Facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units. In the third quarter of 2008, we repaid $1.5 million. As of September 30, 2008, we had outstanding borrowings of $6.5 million under the Credit Facility. The Credit Facility bears interest based on either an alternative base rate or a LIBOR-based rate, which was 3.6% as of September 30, 2008.

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

The following table summarizes information pertaining to long-term incentive plan compensation expenses (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Long-term incentive plan compensation expense (benefit) charged to NuStar Energy	$14	$(1,544)	$1,082	$3,125
Expenses resulting from NuStar GP Holdings awards to non-employee directors	—	7	192	16

GP Services Agreement

In April 2008, the boards of directors of each of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

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

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000 plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcome of which could have a material effect on NuStar Energy’s results of operations and cash flows. For example, NuStar Energy may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs. For further discussion on this and other loss contingencies, see Note 9 of Condensed Notes to Consolidated Financial Statements.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

•	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2007, as well as our subsequent quarterly reports on Form 10-Q.

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, NuStar Energy L.P. (NuStar Energy) intends to resume vigorous prosecution of the appeal. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement (Disclosure Statement). A hearing on approval of the Disclosure Statement is scheduled for the fourth quarter of 2008.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with the two spill areas are $71.9 million. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and it has not made any payments toward costs incurred by the DOJ.

Eres Matter. In August 2008, Eres N.V. forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when it purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against

Eres’ claims. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. NuStar Energy intends to vigorously defend against these claims.

Illinois EPA Matter. In September 2008, the Illinois State Attorney General’s Office proposed penalties totaling $240,000 related to a leak at a storage terminal in Chillicothe, Illinois that NuStar Energy previously owned through a joint venture with Center Oil Company until NuStar Energy sold its interest in October 2006. The leak was originally discovered and reported to the Illinois Emergency Management Agency (IEMA) in 2002.

Item 1A.	Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K under Part I. — Item 1A. “Risk Factors,” as updated by our Form 10-Q for the quarter ended March 31, 2008. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K, as updated by our Form 10-Q for the quarter ended March 31, 2008.

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, by restrictions in its debt agreements and by recent disruptions in the financial markets.

As of September 30, 2008, NuStar Energy’s consolidated debt was $2.1 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a negative outlook. The negative outlook was assigned by the credit rating agencies as a result of NuStar Energy’s acquisition of the East Coast Asphalt Operations. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase NuStar Energy’s capital costs or adversely affect its ability to raise capital in the future.

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

As of September 30, 2008, NuStar Energy had $461.4 million available for borrowing under its five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which does not include $18.3 million of remaining commitment from Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman). As a result of Lehman’s recent bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings that NuStar Energy requests, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of NuStar Energy’s borrowing requests, which may significantly reduce NuStar Energy’s available borrowing capacity and, as a result, materially adversely affect its financial condition and ability to pay distributions to unitholders, including us.

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
November 7, 2008

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 7, 2008

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 7, 2008