Form 10-K
period 2008-12-31
NuStar GP Holdings, LLC
filed 2009-02-27
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Yes [X] No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [X]

The aggregate market value of units held by non-affiliates was approximately $789 million based on the last sales price quoted as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter.

The number of units outstanding as of February 1, 2009 was 42,548,871.

PART I

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom. As of December 31, 2008, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;
•

100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,250,054 common units of NuStar Energy representing an 18.5% limited partner interest.

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

RECENT DEVELOPMENTS

On March 20, 2008, NuStar Energy acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $838.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The terminals located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.5 million barrels, 1.2 million barrels, and 0.2 million barrels, respectively.

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost. In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest. Following NuStar Energy’s issuance of common units, our ownership in NuStar Energy was reduced from 22.3% at December 31, 2007 to 20.4%. Our ownership in NuStar Energy at December 31, 2008 was 20.5%.

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

The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2008:

EMPLOYEES

Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC also provide services to NuStar Energy pursuant to the GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2008, NuStar GP, LLC had 1,340 employees. We believe that NuStar GP, LLC’s relationship with these employees is satisfactory.

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

Our operating cash flow is currently completely dependent upon NuStar Energy making cash distributions to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of crude oil, refined product and anhydrous ammonia transported in its pipelines;
•	throughput volumes in its terminals and storage facilities;
•	tariff rates and fees it charges and the returns it realizes for its services;
•	the results of its marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;
•	demand for crude oil, refined products and anhydrous ammonia;
•	the effect of worldwide energy conservation measures;
•	its operating costs;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	prevailing economic conditions.

In addition, the amount of cash that NuStar Energy will have available for distribution will depend on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;
•	the sources of cash used to fund its acquisitions;
•	its capital expenditures;
•	fluctuations in its working capital needs;
•	issuances of debt and equity securities; and
•	adjustments in cash reserves made by NuStar Energy’s general partner, in its discretion.

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

Because our only source of operating cash flow consists of cash distributions from NuStar Energy, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions NuStar Energy makes to its unitholders, including us. We cannot assure you that NuStar Energy will continue to make quarterly distributions at its current level of $1.0575 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if NuStar Energy increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by NuStar Energy to us. Our ability to distribute cash received from NuStar Energy to our unitholders is limited by a number of factors, including:

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

We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.43 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.43 per unit.

NuStar Energy’s unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.

We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. We own an 18.5% limited partner interest in NuStar Energy, and the public unitholders own 79.5%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash as or be as valuable as the 2% general partner interest and incentive distribution rights had we retained them.

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

Restrictions in our credit facility limit our ability to make distributions to our unitholders; credit facility matures in July 2009.

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

Our revolving credit facility matures in July 2009. We are discussing renewal of our credit facility with the two lenders under the credit facility. However, our lenders may not agree to renew the credit facility or only agree to renew it at substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.

Our ability to sell our ownership interests in NuStar Energy may be limited by securities laws restrictions and liquidity constraints.

All of the units of NuStar Energy that we own are unregistered, restricted securities, within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these units, we are limited to selling into the market in any three-month period an amount of NuStar Energy common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. We face contractual limitations on our ability to sell our 2% general partner interest and incentive distribution rights, and the market for such interests is illiquid.

The market price of our units could be adversely affected by sales of substantial amounts of our units into public markets, including sales by our existing unitholders.

Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 16% of our outstanding units.

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

Our cash distribution policy limits our growth because we do not retain earnings to reinvest in any acquisitions or growth capital expenditures, and NuStar Energy’s distribution policy may limit NuStar Energy’s growth.

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

Section 203. Our limited liability company agreement effectively adopts Section 203 of the Delaware General Corporation Law (DGCL). Section 203 of the DGCL, as it applies to us, prevents an interested unitholder, defined as a person who owns 15% or more of our outstanding units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for our units.

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

Preferred Unit Purchase Rights. On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC, as amended effective February 28, 2008, under which our board of directors declared a distribution of one preferred unit purchase right for each of our outstanding units. The rights become exercisable under specified circumstances, including any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. If events specified in the rights agreement occur, each holder of rights, other than an acquiring person, can exercise their rights. When a holder exercises a right, the holder will be entitled to receive units valued at some multiple of the exercise price of the right. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the rights prior to a person or group becoming an acquiring person.

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

Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our unitholders. Simultaneously, three of our directors and all of our officers are also directors and officers of NuStar GP, LLC, the general partner of NuStar Energy’s general partner, and have fiduciary duties to manage the business of NuStar Energy in a manner beneficial to NuStar Energy and its unitholders. For instance, William E. Greehey is our Chairman of the Board as well as the Chairman of the Board of NuStar GP, LLC. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to NuStar Energy, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, we share certain executive officers and administrative personnel with NuStar GP, LLC to operate both our business and NuStar Energy’s business. Our executive officers, who are also the executive officers of NuStar GP, LLC, will allocate, in their reasonable and sole discretion, their time spent on our behalf and on behalf of NuStar Energy. These allocations may not be the result of arms-length negotiations between NuStar GP, LLC and us, and therefore the allocations may not exactly match the actual time and overhead spent.

RISKS RELATED TO NUSTAR ENERGY’S BUSINESS

Reduced demand for refined products, including asphalt, or anhydrous ammonia could affect NuStar Energy’s results of operations and ability to make distributions to its partners, including us.

Any sustained decrease in demand for refined products, including asphalt, in the markets served by NuStar Energy’s pipelines, terminals or refineries could result in a significant reduction in throughputs in its pipelines, storage in its terminals or sales of asphalt and other refined products, which would reduce NuStar Energy’s cash flow and its ability to make distributions to its partners, including us. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel, and travel;
•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;
•	a decrease in spending by federal or state governments on road paving and maintenance;
•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;
•

an increase in the market price of crude oil that leads to higher refined product prices, including asphalt prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including asphalt, are subject to wide fluctuation in response to changes in global and regional supply that are beyond NuStar Energy’s control, and increases in the price of crude oil may result in a lower demand for refined products, including asphalt;

•	a decrease in corn acres planted, which may reduce demand for anhydrous ammonia; and
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

A decrease in throughputs would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions to its unitholders, including us. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries NuStar Energy serves and owns. Factors that could result in such a decline include:

•	a material decrease in the supply of crude oil;
•	a material decrease in demand for refined products in the markets served by NuStar Energy’s pipelines, terminals and refineries;
•	scheduled refinery turnarounds or unscheduled refinery maintenance;
•	operational problems or catastrophic events at a refinery;
•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery;
•

a decision by NuStar Energy’s current customers to redirect refined products transported in NuStar Energy’s pipelines to markets not served by NuStar Energy’s pipelines or to transport crude oil or refined products by means other than NuStar Energy’s pipelines;

•	increasingly stringent environmental regulations; or
•	a decision by NuStar Energy’s current customers to sell one or more of the refineries NuStar Energy serves to a purchaser that elects not to use NuStar Energy’s pipelines and terminals.

NuStar Energy may not be able to effectively integrate the East Coast Asphalt Operations.

NuStar Energy continues to face certain challenges as it works to integrate the asphalt operations into its business. In particular, the acquisition of the East Coast Asphalt Operations, by adding two refineries, expanded NuStar Energy’s operations, geographic scope and the types of businesses in which it engages, thereby presenting NuStar Energy with significant challenges as it works to manage the increase in scale resulting from the acquisition. Further, the asphalt operations may not perform in accordance with NuStar Energy’s expectations, and its expectations with regards to integration and synergies may not be fully realized. NuStar Energy’s failure to realize the anticipated benefits of the acquisition, could adversely affect its operating and financial results.

The East Coast Asphalt Operations are dependent upon a steady supply of crude oil from Petróleos de Venezuela S.A. (PDVSA), the national oil company of Venezuela, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt NuStar Energy’s supply of crude oil.

The terms of the acquisition of the East Coast Asphalt Operations include commitments, over a minimum seven-year period, to purchase from PDVSA an annual average of 75,000 barrels per day of crude oil and provide NuStar Energy with a right of first offer to purchase up to 4,000,000 barrels of paving grade asphalt and 4,750,000 barrels of roofing flux asphalt each year for marketing and sale. In December 2008, OPEC, which includes Venezuela, agreed to decrease production by 2.2 million barrels of crude oil per day and NuStar Energy received notice from PDVSA that it would cut two 300,000 barrel Boscán cargoes in February 2009 and two in March. To date, these production decreases have not had a material impact on NuStar Energy’s financial results. Additional OPEC cuts, coupled with Venezuela’s recent political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA further reduces its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which our refineries are currently optimized, NuStar Energy will be forced to replace all or a portion of the crude oil it would normally have purchased under its PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than it would have obtained under the PDVSA crude oil supply contract. While NuStar Energy has found satisfactory replacement crudes for the February and March 2009 cuts, it is possible that processing a more significant proportion of alternate crudes could result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any major disruption of NuStar Energy’s supply of crude oil from Venezuela could result in substantially lower revenues and additional volatility in its earnings and cash flow.

NuStar Energy’s operations are subject to operational hazards and unforeseen interruptions, and NuStar Energy does not insure against all potential losses. Therefore, NuStar Energy could be seriously harmed by unexpected liabilities.

NuStar Energy’s operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond its control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in NuStar Energy’s operations. In the event any of NuStar Energy’s facilities are forced to shut down for a significant period of time, it may have a material adverse effect on NuStar Energy’s earnings, its other results of operations and its financial condition as a whole.

NuStar Energy may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of NuStar Energy’s insurance policies have increased substantially and could escalate further. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, NuStar Energy’s insurance carriers require broad exclusions for losses due to terrorist acts. If NuStar Energy were to incur a significant liability for which it is not fully insured, such a liability could have a material adverse effect on NuStar Energy’s financial position and its ability to make distributions to our unitholders, including us, and to meet its debt service requirements.

NuStar Energy’s financial results are affected by volatile asphalt and intermediate product refining margins.

A large portion of NuStar Energy’s earnings subsequent to acquiring the East Coast Asphalt Operations are affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. NuStar Energy’s cost to acquire feedstocks and the price at which it can ultimately sell asphalt and other intermediate products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, U.S. relationships with foreign governments, political affairs, and the extent of governmental regulation.

Additionally, crude oil prices and prices for the asphalt and intermediate products produced by the East Coast Asphalt Operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the East Coast Asphalt Operations is marketed to satisfy governmental contracts. The governmental agencies with which NuStar Energy or its customers contract may have budgetary constraints that limit their ability to absorb higher asphalt prices. NuStar Energy’s results of operations in its asphalt and fuels marketing segment will suffer if the market prices of asphalt and intermediate products do not increase to the same degree as the price of crude oil. NuStar Energy’s increased exposure to unstable commodity prices will increase the volatility of its earnings.

The price volatility of crude oil and refined products can reduce NuStar Energy’s revenues and ability to make distributions to its unitholders, including us.

Revenues from the East Coast Asphalt Operations result from the refining of crude oil into asphalt and other products and the sale of those products. The price and market value of crude oil and refined products is volatile. NuStar Energy’s revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of NuStar Energy’s inventory. Future price volatility could have an adverse impact on NuStar Energy’s results of operations, cash flow and ability to make distributions to its unitholders, including us.

NuStar Energy’s marketing and trading of refined products may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies could result in significant financial losses.

NuStar Energy’s marketing and trading of refined products may expose NuStar Energy to price volatility risk for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk. NuStar Energy may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products on demand or rising costs of carrying some inventories. Further, NuStar Energy’s marketing and trading activities, including any hedging activities, may cause volatility in NuStar Energy’s earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.

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

In order to manage NuStar Energy’s exposure to commodity price fluctuations associated with its refining and marketing segment, including the East Coast Asphalt Operations, NuStar Energy may engage in crude oil and refined product hedges, typically exchange-traded futures contracts. While intended to reduce the effects of volatile crude oil and refined product prices, such transactions, depending on the hedging instrument used, may limit NuStar Energy’s potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose NuStar Energy to the risk of financial loss in certain circumstances, including instances in which:

•	production is substantially less than expected;
•	the counterparties to NuStar Energy’s futures contracts fail to perform under the contracts; or
•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex, and even when NuStar Energy engages in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, NuStar Energy’s financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for NuStar Energy to engage in a hedging transaction that completely mitigates its exposure to commodity prices. NuStar Energy’s financial statements may reflect a gain or loss arising from an exposure to commodity prices for which NuStar Energy is unable to enter into an effective hedge.

The operating results for the East Coast Asphalt Operations are seasonal and generally lower in the first and fourth quarters of the year.

The selling prices of asphalt products NuStar Energy produces are seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters due to the seasonality of road construction. In addition, NuStar Energy’s natural gas costs can be higher during the winter months. NuStar Energy’s operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality.

NuStar Energy could be subject to damages based on claims brought against it by its customers or lose customers as a result of the failure of its products to meet certain quality specifications.

NuStar Energy’s specialty asphalt products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers and diminish NuStar Energy’s ability to make distributions to unitholders, including us.

NuStar Energy may have liabilities from its refining assets that pre-exist NuStar Energy’s acquisition of the East Coast Asphalt Operations, but that may not be covered by indemnification rights NuStar Energy will have against the sellers of the assets.

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

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, the significant working capital needs associated with the East Coast Asphalt Operations, restrictions in its debt agreements and recent disruptions in the financial markets.

As of December 31, 2008, NuStar Energy’s consolidated debt was $1.9 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a negative outlook. The negative outlook was assigned by the credit rating agencies as a result of NuStar Energy’s acquisition of the East Coast Asphalt Operations. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase NuStar Energy’s capital costs and adversely affect its ability to raise capital in the future. Additionally, any further ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase NuStar Energy’s capital costs and adversely affect NuStar Energy’s ability to raise capital in the future.

NuStar Energy requires significant amounts of working capital to operate the East Coast Asphalt Operations. In particular, NuStar Energy uses working capital to make purchases of crude oil and maintain necessary seasonal inventories at the East Coast Asphalt Operations. NuStar Energy believes that its current sources of capital are adequate to meet its working capital needs. However, if NuStar Energy’s working capital needs increase more than anticipated, it may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms. In addition, in the event NuStar Energy’s access to capital resources is significantly reduced, NuStar Energy’s may not be able to adequately fund its working capital needs for those assets.

NuStar Energy’s five-year revolving credit agreement (the 2007 Revolving Credit Agreement) contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, NuStar Energy maintains a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2007 Revolving Credit Agreement will result in a default under the terms of this credit agreement and could result in acceleration of this indebtedness. NuStar Energy believes that it is in compliance with all ratios and covenants in the 2007 Revolving Credit Agreement as of December 31, 2008.

Debt service obligations, restrictive covenants in NuStar Energy’s credit facilities and the indentures governing its outstanding senior notes and maturities resulting from this leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions and fund other capital needs and its ability to pay cash distributions to unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders.

As of December 31, 2008, NuStar Energy had $610.7 million available for borrowing under the 2007 Revolving Credit Agreement, which assumes no remaining available commitment from Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman). As a result of Lehman’s bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings NuStar Energy requests, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of NuStar Energy’s borrowing requests, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions to unitholders, including us.

Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.

NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2008, NuStar Energy had approximately $1.9 billion of consolidated debt, of which $1.1 billion was at fixed interest rates and $0.8 billion was at variable interest rates after giving effect to interest rate swap agreements. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

NuStar Energy’s operations are subject to increasingly stringent environmental and safety laws and regulations. Refining petroleum and transporting and storing petroleum and other products, such as specialty liquids, produces a risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. NuStar Energy owns or leases a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under NuStar Energy’s control.

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

The 1992 Energy Policy Act (EPAct), among other things, deems “just and reasonable,” within the meaning of the ICA, any oil pipeline rate in effect for the 365-day period ending on the date of the enactment of EPAct if the rate in effect was not subject to protest, investigation or complaint during such 365-day period. Essentially, any such rates are “grandfathered in” by the EPAct. The EPAct further protects any rate meeting this requirement from complaint unless the complainant can show a substantial change occurred after the enactment of EPAct in the economic circumstances of the oil pipeline that were the basis or in the nature of the services provided that were bases for the rate.

The ICA permits persons with a substantial economic interest in any new tariff filing to challenge a tariff publication. The FERC will determine whether to suspend the tariff for a period of up to seven months and initiate a formal investigation. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy annually adjusts its rates in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2011) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 1.3%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.

Changes to FERC rate-making principles could have an adverse impact on its ability to recover the full cost of operating its pipeline facilities and NuStar Energy’s ability to make distributions to its unitholders, including us.

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

The rates that NuStar Energy may charge on its interstate ammonia pipeline are subject to regulation by the Surface Transportation Board (STB).

The STB, a part of the U.S. Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of anhydrous ammonia. Transportation rates must be reasonable, and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and NuStar Energy holds market power, then it may be required to show that its rates are reasonable.

Increases in natural gas and power prices could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2008, NuStar Energy’s power costs equaled approximately $61.9 million, or 14.0% of NuStar Energy’s operating expenses for the year. In addition, $31.3 million of power costs were capitalized into inventory related to NuStar Energy’s asphalt refineries, which will be expensed into cost of product sales as the inventory is sold. NuStar Energy uses mainly electric power at its pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to NuStar Energy’s unitholders, including us.

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

When we or NuStar Energy issue additional units or engage in certain other transactions, NuStar Energy determines the fair market value of its assets and allocates any unrealized gains or losses attributable to such assets to the capital accounts of NuStar Energy’s public unitholders and us. NuStar Energy’s methodology may be viewed as understating the value of NuStar Energy’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain NuStar Energy public unitholders and us, which may be unfavorable to such NuStar Energy unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to NuStar Energy’s intangible assets and a lesser portion allocated to NuStar Energy’s tangible assets. The IRS may challenge NuStar Energy’s valuation methods, our methods, or NuStar Energy’s allocation of the Section 743(b) adjustment attributable to NuStar Energy’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of NuStar Energy’s public unitholders.

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

Specified items of income, gain, loss and deduction will be allocated to us from NuStar Energy and among our unitholders to account for the difference between the fair market value and tax basis of NuStar Energy’s assets and our assets at the time the assets were contributed to NuStar Energy (or its predecessors) or at any other offering. The effect of these allocations will be to allocate to us from NuStar Energy and to our unitholders, gains attributable to our share of the difference between the fair market value and the tax basis of NuStar Energy’s assets at these times (including gain attributable to our ownership of the incentive distribution rights). The effect of these allocations to a unitholder purchasing units will be essentially the same as if the tax basis of our and NuStar Energy’s assets were equal to their fair market values at the time of the purchase, with the result that a unitholder purchasing units will not bear the federal income tax burden associated with any existing difference between the fair market value and tax basis of our or NuStar Energy’s assets. The federal income tax burden associated with the difference between the fair market value and tax basis of our assets immediately prior to purchasing units will be borne by our existing unitholders as of that time.

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

NuStar Energy is named as a defendant in litigation relating to NuStar Energy’s normal business operations, including regulatory and environmental matters. NuStar Energy is also insured against various business risks to the extent its management believes is prudent; however, NuStar Energy cannot be assured that the nature and amount of such insurance will be adequate, in every case, to protect it against liabilities arising from future legal proceedings as a result of its ordinary business activity.

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement. NuStar Energy has sought relief from the bankruptcy stay in order to pursue its appellate rights.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the DOJ.

ERES MATTER

In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. NuStar Energy intends to vigorously defend against these claims.

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

In particular, in September 2008, the Illinois State Attorney General’s Office proposed penalties totaling $240,000 related to a leak at a storage terminal in Chillicothe, Illinois that NuStar Energy previously owned through a joint venture with Center Oil Company until NuStar Energy sold its interest in October 2006. The leak was originally discovered and reported to the Illinois Emergency Management Agency (IEMA) in 2002. NuStar Energy is currently in settlement negotiations with IEMA to resolve this matter.

In December 2005, the U.S. Department of Transportation, Office of Pipeline Safety (OPS) proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. NuStar Energy is currently in settlement negotiations with OPS to resolve this matter.

In November 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at a terminal owned by Shore Terminals, LLC (Shore), a wholly owned subsidiary of NuStar Pipeline Operating Partnership L.P. (NuPOP). Since then, NuStar Energy and Shore have been served with additional subpoenas. The search warrant and subpoenas all sought information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy has cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, NuStar Energy is currently in negotiations with the U.S. Attorney and the EPA to resolve this matter. There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts.

In February 2008, the DOJ advised NuStar Energy that the EPA has requested that the DOJ initiate a lawsuit against NuPOP for violations of the Clean Water Act for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

NuStar Energy is also a party to additional claims and legal proceedings arising in the ordinary course of its business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against NuStar Energy, the effects could be material to its results of operations in the period in which it would be required to record or adjust the related liability and could also be material to its cash flows in the periods it would be required to pay such liability.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	72	Chairman of the Board

Curtis V. Anastasio	52	President, Chief Executive Officer and Director

Bradley C. Barron	43	Senior Vice President, General Counsel and Secretary

Steven A. Blank	54	Senior Vice President, Chief Financial Officer and Treasurer

Thomas R. Shoaf	50	Vice President and Controller

Mr. Greehey became the Chairman of the board of directors of NuStar GP Holdings, LLC in March 2006. He has also been the Chairman of the board of directors of NuStar GP, LLC since January 2002. Mr. Greehey served as Chairman of the board of directors of Valero Energy from 1979 through January 2007. Mr. Greehey was Chief Executive Officer of Valero Energy Corporation from 1979 through December 2005, and President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became President and Chief Executive Officer of NuStar GP Holdings, LLC in March 2006, and has been a director of NuStar GP Holdings, LLC since January 2007. Mr. Anastasio has also served as the President and a director of NuStar GP, LLC since December 1999. He became its Chief Executive Officer in June 2000.

Mr. Barron became Senior Vice President, General Counsel and Secretary of NuStar GP Holdings, LLC and NuStar GP, LLC in April 2007. Mr. Barron served as Vice President, General Counsel and Secretary of NuStar GP Holdings, LLC from March 2006 to April 2007. Mr. Barron served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until his promotion in April 2007. He served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

Mr. Blank became Senior Vice President, Chief Financial Officer and Treasurer of NuStar GP Holdings, LLC in March 2006. He has also served as Senior Vice President and Chief Financial Officer of NuStar GP, LLC since January 2002, and he became NuStar GP, LLC’s Treasurer in July 2005. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of NuStar GP, LLC. He served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.

Mr. Shoaf became Vice President and Controller of NuStar GP Holdings, LLC in March 2006. He has also served as Vice President and Controller of NuStar GP, LLC since July 2005. Mr. Shoaf served as Vice President-Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “NSH.” At the close of business on February 5, 2009, we had 33 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2008 and 2007 were as follows:

	Price Range of Common Unit
	High	Low
Year 2008
4th Quarter	$20.66	$12.16
3rd Quarter	$22.31	$16.52
2nd Quarter	$27.98	$21.59
1st Quarter	$29.89	$22.25

Year 2007
4th Quarter	$35.35	$27.47
3rd Quarter	$38.79	$30.01
2nd Quarter	$38.64	$27.00
1st Quarter	$28.74	$22.40

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are the only class of security outstanding.

The cash distributions applicable to each of the quarters in the years ended December 31, 2008 and 2007 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2008
4th Quarter	February 5, 2009	February 17, 2009	$0.43
3rd Quarter	November 5, 2008	November 14, 2008	$0.43
2nd Quarter	August 6, 2008	August 15, 2008	$0.36
1st Quarter	May 7, 2008	May 16, 2008	$0.36

Year 2007
4th Quarter	February 7, 2008	February 19, 2008	$0.36
3rd Quarter	November 8, 2007	November 16, 2007	$0.36
2nd Quarter	August 7, 2007	August 16, 2007	$0.34
1st Quarter	May 7, 2007	May 16, 2007	$0.32

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of NuStar GP Holdings, LLC’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The following line graph compares the cumulative total return* on an investment in our units against the cumulative total returns of the S&P 500 Composite Index, the New York Stock Exchange (NYSE) Composite Index and the Alerian MLP Index for the period commencing July 19, 2006, the date of our initial public offering, and ending December 31, 2008.

In our Annual Report for the year ended December 31, 2007, we included a Performance Graph comparing an investment in our units against the cumulative total returns of the S&P 500 Composite Index and the Alerian MLP Index. Going forward, we will use the NYSE Composite Index instead of the S&P 500 Composite Index. Because our units are traded on the NYSE and we are not currently a member of the S&P 500, we believe that this comparison is more useful to our unitholders.

	7/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08

NuStar GP Holdings, LLC	100.00	86.03	111.37	126.05	175.43	143.95	133.66	119.98	104.11	85.68	88.48
S&P 500 Composite Index	100.00	105.67	112.74	113.47	120.59	123.04	118.94	107.70	104.77	96.00	74.93
NYSE Composite Index	100.00	104.19	112.97	115.04	123.47	126.13	122.99	111.76	110.83	96.98	74.71
Alerian MLP Index	100.00	105.61	117.31	132.50	142.59	127.36	130.91	120.40	124.64	103.10	82.98

This Performance Graph and the related textual information are based on historical data and are not indicative of future performance.

* Assumes that the value of the investment in our common units and each index (including reinvestment of dividends) was $100 on July 19, 2006. “Cumulative total return” is based on unit price appreciation plus reinvestment of distributions from July 19, 2006 through December 31, 2008.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Thousands of Dollars, Except Per Unit Data)

Statement of Income Data:
Equity in earnings of NuStar Energy L.P.	$69,622	$46,176	$42,983	$37,646	$35,314

Net income	66,296	43,340	30,718	20,293	18,447
Basic and diluted earnings per unit (a)	1.56	1.02	0.72	0.48	0.43
Cash distributions per unit (b)	1.58	1.38	0.58	-	-

Other Financial Data:
Distributions received from NuStar Energy L.P.	$69,449	$59,579	$53,764	$44,745	$37,964

	December 31,
	2008	2007	2006	2005	2004
	(Thousands of Dollars)

Balance Sheet Data:
Total assets	$572,833	$573,831	$570,493	$410,314	$388,991
Total debt (c)	6,500	3,000	-	265,961	270,597
Members’ equity (d)	543,450	553,786	555,643	141,780	113,975

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

(b)

The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1 - July 18, 2006, Valero Energy received 100% of our distributions. NuStar GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.

(c)

Total debt as of December 31, 2004 and 2005 represents notes payable by NuStar GP Holdings to subsidiaries of Valero Energy. On July 19, 2006, subsidiaries of Valero Energy made a capital contribution to us in the form of notes issued by us and held by those Valero Energy subsidiaries.

(d)

Members’ equity as of December 31, 2006 is significantly higher than prior periods in the historical balance sheet due to the capital contribution of notes from Valero Energy subsidiaries discussed in footnote (c) above and the recognition of $158.0 million in SAB 51 credits upon the conversion of our NuStar Energy L.P. subordinated units to common units.

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

Overview

NuStar GP Holdings, LLC (NuStar GP Holdings) is a Delaware limited liability company. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Unless otherwise indicated, the terms “NuStar GP Holdings, LLC,” “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2008, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,250,054 common units of NuStar Energy representing an 18.5% limited partner interest.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

Recent Developments

On March 20, 2008, NuStar Energy acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $838.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.5 million barrels, 1.2 million barrels and 0.2 million barrels, respectively.

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. NuStar Energy received proceeds of $236.2 million, net of issuance cost. In April 2008, we borrowed $5.0 million under our credit facility to fund our $5.0 million contribution to NuStar Energy in order to maintain our 2% general partner interest. Following NuStar Energy’s issuance of common units, our ownership in NuStar Energy was reduced from 22.3% at December 31, 2007 to 20.4%. Our ownership in NuStar Energy at December 31, 2008 was 20.5%.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2008	2007	Change

Equity in earnings of NuStar Energy	$69,622	$46,176	$23,446

General and administrative expenses	(2,831)	(2,897)	66
Other (expense) income, net	(379)	16	(395)
Interest (expense) income, net	(214)	23	(237)

Income before income tax benefit	66,198	43,318	22,880
Income tax benefit	98	22	76

Net income	$66,296	$43,340	$22,956

Basic net income per unit	$1.56	$1.02	$0.54

Weighted average number of basic units outstanding	42,501,586	42,500,355	1,231

The following table summarizes NuStar Energy’s results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	Change
	(Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$4,828,770	$1,475,014	$3,353,756
Cost of product sales	3,864,310	742,972	3,121,338
Operating expenses	442,248	357,235	85,013
Depreciation and amortization expense	135,709	114,293	21,416

Segment operating income	386,503	260,514	125,989
General and administrative expenses	76,430	67,915	8,515

Operating income	$310,073	$192,599	$117,474

Net income	$254,018	$150,298	$103,720
Net income per unit applicable to limited partners	$4.22	$2.74	$1.48
Cash distributions per unit applicable to limited partners	$4.085	$3.835	$0.250

NuStar Energy’s net income increased $103.7 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in segment operating income, partially offset by increases in interest expense, net and general and administrative expenses. NuStar Energy’s segment operating income increased $126.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a $91.4 million increase in operating income for the asphalt and fuels marketing segment, a $26.4 million increase in operating income for the storage segment and an $8.6 million increase in operating income for the transportation segment.

NuStar Energy’s segment operating income increased during the year ended December 31, 2008 primarily due to the acquisition of the East Coast Asphalt Operations. In addition, NuStar Energy’s throughputs and earnings increased in 2008 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted its transportation and storage segments during the year ended December 31, 2007. Finally, NuStar Energy’s 2008 earnings improved due to the leasing of additional storage capacity to customers from completed tank expansion projects.

The earnings of NuStar Energy’s asphalt and fuels marketing segment were negatively impacted by a hedging loss of $61.0 million in the second quarter of 2008 associated with certain crude oil futures contracts entered into concurrently with the acquisition of the East Coast Asphalt Operations.

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$4,586	$2,637	$1,949
General partner incentive distribution (a)	24,764	18,426	6,338

General partner’s interest in earnings and incentive distributions of NuStar Energy	29,350	21,063	8,287
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	43,156	27,997	15,159
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	-

NuStar GP Holdings’ equity in earnings of NuStar Energy	$69,622	$46,176	$23,446

(a)

For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, our portion of the actual distribution made with respect to the first quarter of 2008, including the IDR, was greater than the net income allocation to us.

Higher earnings at NuStar Energy for the year ended December 31, 2008 increased our equity earnings related to our general and limited partner interests in NuStar Energy for the year ended December 31, 2008, compared to the year ended December 31, 2007.

NuStar Energy’s per unit quarterly distributions for the year ended December 31, 2008 also increased compared to the year ended December 31, 2007, to $4.085 from $3.835. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 and the second quarter of 2008, resulted in NuStar Energy increasing its total cash distributions. Because our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR also increased for the period.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2007	2006	Change
Equity in earnings of NuStar Energy L.P.	$46,176	$42,983	$3,193

General and administrative expenses	(2,897)	(1,562)	(1,335)
Other income (expense), net	16	(82)	98
Interest expense, net – affiliated	-	(10,315)	10,315
Interest income (expense), net	23	(16)	39

Income before income tax benefit (expense)	43,318	31,008	12,310
Income tax benefit (expense)	22	(290)	312

Net income	$43,340	$30,718	$12,622

Basic net income per unit	$1.02	$0.72	$0.30

Weighted average number of basic units outstanding	42,500,355	42,500,000	355

The following table summarizes NuStar Energy’s results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change
	(Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,475,014	$1,137,261	$337,753
Cost of product sales	742,972	466,276	276,696
Operating expenses	357,235	312,604	44,631
Depreciation and amortization expense	114,293	100,266	14,027

Segment operating income	260,514	258,115	2,399
General and administrative expenses	67,915	45,216	22,699

Operating income	$192,599	$212,899	$(20,300)

Net income	$150,298	$149,530	$768
Net income per unit applicable to limited partners	$2.74	$2.83	$(0.09)
Cash distributions per unit applicable to limited partners	$3.835	$3.600	$0.235

NuStar Energy’s net income for the year ended December 31, 2007 increased $0.8 million compared to the year ended December 31, 2006 primarily due to a significant increase in other income and slightly higher segment operating income, partially offset by increased general and administrative expense, interest expense and income tax expense.

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,637	$2,707	$(70)
General partner incentive distribution	18,426	14,778	3,648
Direct charges to NuStar GP Holdings, LLC	-	(575)	575

General partner’s interest in earnings and incentive distributions of NuStar Energy	21,063	16,910	4,153
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	27,997	28,957	(960)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	-

NuStar GP Holdings’ equity in earnings of NuStar Energy	$46,176	$42,983	$3,193

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

NuStar Energy’s per unit distributions for the year ended December 31, 2007 increased compared to the same period of 2006 to $3.835 from $3.600. That increase coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2007 resulted in NuStar Energy increasing its total cash distributions. Because our IDR entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR also increased for that period.

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

Outlook

NuStar Energy’s Transportation Segment

For the first quarter of 2009, NuStar Energy expects a heavy planned refinery maintenance schedule, primarily at the Valero Energy refineries it serves, to negatively affect its pipeline throughputs. Revenues generated from NuStar Energy’s pipelines depend upon the amount of throughputs. When refineries undergo maintenance, generally they also curtail production, which lowers throughputs for crude oil and refined products causing NuStar Energy’s throughputs and revenues to decline. For the full year of 2009, NuStar Energy expects a lighter refinery maintenance schedule, additional shippers and the completion of a pipeline expansion project that will offset the effects of the recession and the weak first quarter. Thus, barring any major unplanned turnaround activity, NuStar Energy expects overall pipeline throughputs in 2009 to be comparable to 2008. Additionally, NuStar Energy expects to increase the tariffs on its pipelines effective July 1, 2009, which should have a positive effect on its revenues and results of operations.

NuStar Energy’s Storage Segment

For the first quarter of 2009, NuStar Energy expects its terminal throughputs to decline due to heavy planned refinery maintenance primarily at the Valero Energy refineries it serves. Several of the assets included in the storage segment store crude oil and refined products for refineries owned by Valero Energy. Revenues for these assets depend upon throughputs rather than fixed rental fees, so when the refineries undergo maintenance, NuStar Energy’s throughputs and related revenues decline. However, NuStar Energy does not expect these lower throughputs to significantly impact its revenues or results of operations for the full year of 2009 because most of its revenues result from long-term storage lease contracts, which are not throughput dependent. Of NuStar Energy’s storage lease contracts, approximately 70% have remaining terms between one and ten years. For the 30% of NuStar Energy’s storage contracts expiring within the next year, NuStar Energy believes it can renew these contracts at similar or better terms provided the present contango markets continue to drive demand for storage. Additionally, NuStar Energy expects its revenues and results of operations for 2009 to benefit from annual index increases to storage fee rates on most of its multi-year contracts and a full year’s contribution of key terminal expansion projects completed in 2008 and 2009.

NuStar Energy’s Asphalt and Fuels Marketing Segment

The earnings of NuStar Energy’s asphalt and fuels marketing segment largely depend upon the margin earned by the East Coast Asphalt Operations. NuStar Energy’s margin results from the difference between the sales prices of its products and the purchase prices of its raw materials, principally crude oil. The prices of crude oil and the products produced by the East Coast Asphalt Operations fluctuate in response to many factors, such as changes in supply, demand, seasonality, market uncertainties and other factors.

In the first quarter of 2009, NuStar Energy expects its asphalt sales and margins to remain low due to typical seasonal factors including decreased road construction during colder months. For the full year of 2009, NuStar Energy expects its results to be higher than 2008. Last year asphalt demand remained below 2007 levels; however, lower supply resulting from fewer imports and reduced domestic production more than offset the effects of lower demand and resulted in higher prices and higher margins. NuStar Energy expects many of the same factors present in 2008 that contributed positively to its results of operations to continue in 2009. Additionally, on February 17, 2009, The American Recovery and Reinvestment Act of 2009 was signed into law, which includes funding for transportation infrastructure that could increase asphalt demand in 2009 and beyond. Longer term, NuStar Energy believes additional refinery coker expansions will continue to tighten asphalt markets resulting in better-than-historic margins.

In recent months, the Organization of the Petroleum Exporting Countries announced its intention to reduce crude oil production in response to dramatically lower demand for refined products. As a result, NuStar Energy received notice in January 2009 that its scheduled deliveries of Boscan crude oil would be reduced by 600,000 barrels in February and March from the amounts specified in its crude supply agreement with an affiliate of Petroleos de Venezuela S.A (PDVSA). To date, NuStar Energy has replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. NuStar Energy has not received notification of any further supply reductions from PDVSA. If the supply reductions extend beyond March at their current levels, NuStar Energy believes it can continue to replace that supply with other asphaltic crudes without a material impact to its results of operations. However, in the event PDVSA further reduces the deliveries of Boscan crude oil, NuStar Energy may experience reduced refinery run rates and reduced production that could negatively impact its results of operations and its cash flows.

Overall, NuStar Energy expects its results for the full year of 2009 to improve compared to 2008. However, depending on the severity and duration of this recession, or other adverse economic conditions, its operations could be negatively impacted.

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

NuStar Energy pays declared quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$4.085	$3.835	$3.600
Total cash distributions made by NuStar Energy to all partners	$252,822	$204,594	$187,035
Cash distributions we received from NuStar Energy:
Distributions on our general partner interest	$5,058	$4,092	$3,742
Distributions on our IDR	25,294	18,426	14,778
Distributions on our limited partnership interests	41,827	39,205	36,794

Total cash distributions to us	$72,179	$61,723	$55,314

Distributions to us as a percentage of total cash distributions	28.5%	30.2%	29.6%

Cash Flows for the Year Ended December 31, 2008, 2007 and 2006

Cash distributions received from NuStar Energy were $69.4 million for the year ended December 31, 2008, which we used principally to fund distributions to our unitholders totaling $64.2 million. We borrowed $5.0 million for the year ended December 31, 2008 to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in April 2008.

Cash distributions received from NuStar Energy were $59.6 million for the year ended December 31, 2007, which we used principally to fund distributions to our unitholders totaling $57.0 million. We borrowed $3.0 million for the year ended December 31, 2007 to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in November 2007.

Cash distributions received from NuStar Energy were $53.8 million for the year ended December 31, 2006, which we used principally to fund distributions to Valero Energy and our unitholders totaling $43.2 million.

Investment in NuStar Energy

In April 2008, NuStar Energy issued approximately 5.1 million common units representing limited partner interests at a price of $48.75 per unit resulting in total proceeds of $236.2 million, net of issuance costs. In November 2007, NuStar Energy issued 2.6 million common units representing limited partner interests at a price of $57.20 per unit resulting in total proceeds of $143.1 million, net of issuance costs. In order to maintain our 2% general partner interest, we contributed $5.0 million and $3.0 million to NuStar Energy in 2008 and 2007, respectively.

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

	Year Ended December 31,
	2008	2007	2006 (a)
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.58	$1.38	$0.58
Total cash distributions	$67,153	$58,650	$27,200

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

Pension and Other Postretirement Benefit Funded Status

During 2008, we contributed $8.0 million to our pension and postretirement benefit plans. We anticipate that funding of our pension and postretirement benefit plans in 2009 will approximate $9.1 million, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2009 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other retirement benefit plans are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

Long-Term Contractual Obligations

Credit Facility

On July 19, 2006, we entered into a three-year revolving credit facility maturing on July 19, 2009 with a borrowing capacity of up to $20 million (the Credit Facility). We fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

Under the terms of the Credit Facility, NuStar Energy must maintain a total debt-to-EBITDA ratio of less than 5.0 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of December 31, 2008.

In April 2008, we borrowed $5.0 million under the Credit Facility to fund our contributions to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units. In the third quarter of 2008, we repaid $1.5 million. As of December 31, 2008, we had outstanding borrowings of $6.5 million and availability of $13.5 million under the Credit Facility. The weighted average interest rate related to borrowings under the Credit Facility for the year ended December 31, 2008 was 3.2%.

We are discussing renewal of our Credit Facility with the two lenders under the Credit Facility.

Other

As of December 31, 2008, our future minimum payments applicable to noncancellable purchase obligations and interest payments on the Credit Facility totaled $0.2 and $0.1 million, respectively, for 2009.

Related Party Agreements and Employee Benefits

Agreements with NuStar Energy

On April 24, 2008, the boards of directors of each of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy. On July 19, 2006, we entered into a non-compete agreement with NuStar Energy. Please refer to Note  5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar Energy.

Agreements with Valero Energy

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to NuStar Energy under the terms of various services agreements between us, NuStar Energy and Valero Energy. Valero Energy continued to provide certain services to NuStar Energy for all of 2007 under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement).

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

Please refer to Note  5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with Valero Energy.

Employee Benefits

As of December 31, 2008 we sponsored the following employee benefit plans:

•	The NuStar GP, LLC Thrift Plan, a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit plan;

•

The NuStar GP, LLC Excess Thrift Plan, the NuStar GP, LLC Excess Pension Plan and the NuStar GP, LLC Supplemental Executive Retirement Plan, benefit plans to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Benefits Plan, a post retirement medical benefits plan.

Please refer to Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of Employee Benefit Plans.

As of December 31, 2008, we had the following long-term incentive plans:

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

NuStar Energy reimburses all costs incurred by us related to employee benefit plans at cost and long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of income. Our current liabilities related to the long-term incentive plans and employee benefits are included in “Accrued compensation expense” and our noncurrent liabilities for employee benefits are included in “Employee benefit plan liabilities” on our consolidated balance sheets.

The following table summarizes information pertaining to employee benefit plan and long-term incentive plan compensation expenses:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)

Long-term incentive plan compensation expense charged to NuStar Energy	$5,254	$3,833	$2,404
Expenses resulting from NuStar GP Holdings awards to non-employee directors	392	28	60
Expenses for payroll and related benefit plans charged to NuStar Energy	$155,237	$127,299	$113,763

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcome of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of contingencies.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about our critical accounting policies that involve critical accounting estimates, and should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” which summarizes our significant accounting policies. The following accounting policies involve estimates that are considered critical due to the level of sensitivity and judgment involved, as well as the impact on our consolidated financial position and results of operations. We believe that all of our estimates are reasonable.

Investment in NuStar Energy

We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy, as of December 31, 2008, is recoverable.

Unit-Based Compensation

We account for awards of NS unit options and restricted units to employees and directors of NuStar GP, LLC at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense equals the portion of the award’s current fair value that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units until the date of vesting.

We account for awards of NSH unit options granted to employees of NuStar GP, LLC and our directors according to Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment.”(SFAS No. 123R). The fair value of NSH unit options is determined using the Black-Scholes model at the grant date. Compensation expense for NSH unit options is recognized ratably over the vesting period based on the fair value of the units at the grant date.

We make certain assumptions to determine the fair value of NS and NSH unit options related to the expected life of the option, volatility of the related units, expected dividend yield and risk-free interest rate. Changes in these assumptions impact the amount of expense associated with the award and the amount of our liability.

Pension and Other Postretirement Benefit Obligations

We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of AA or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. The resulting discount rate was 7.1% as of December 31, 2008. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in projected benefit obligation as of December 31, 2008 from:
Discount rate decrease	$1,016	$402
Compensation rate increase	493	n/a

Increase in net periodic benefit cost for the year ending December 31, 2009 resulting from:
Discount rate decrease	$441	$33
Expected return on plan assets decrease	54	n/a
Compensation rate increase	284	n/a

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2008. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by KPMG, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG’s attestation on the effectiveness of our internal control over financial reporting appears on page 42.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited NuStar GP Holdings, LLC’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar GP Holdings, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 27, 2009

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,791	$3,240
Accounts receivable	771	90
Receivable from NuStar Energy L.P.	3,441	-
Income tax receivable	722	2,870
Prepaid expenses	219	231
Deferred income tax assets, net	1,860	985

Total current assets	8,804	7,416

Investment in NuStar Energy L.P.	553,921	556,987
Long-term receivable from NuStar Energy L.P.	6,645	5,684
Deferred income tax assets, net	3,463	540
Other assets	-	3,204

Total assets	$572,833	$573,831

Liabilities and Members’ Equity

Current liabilities:
Current portion of long-term debt	$6,500	$-
Accounts payable	340	171
Payable to NuStar Energy L.P.	-	786
Accrued compensation expense	6,445	3,897
Accrued liabilities	727	888
Taxes other than income taxes	908	1,111

Total current liabilities	14,920	6,853

Long-term debt	-	3,000
Employee benefit plan liabilities	14,463	10,192
Commitments and contingencies (Note 10)

Members’ equity	549,236	546,753
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	(2,907)	5,985
Pension adjustment, net of tax	(2,879)	1,048

Total accumulated other comprehensive income	(5,786)	7,033

Total members’ equity	543,450	553,786

Total liabilities and members’ equity	$572,833	$573,831

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2008	2007	2006

Equity in earnings of NuStar Energy L.P.	$69,622	$46,176	$42,983

General and administrative expenses	(2,831)	(2,897)	(1,562)
Other (expense) income, net	(379)	16	(82)
Interest expense, net – affiliated	-	-	(10,315)
Interest (expense) income, net	(214)	23	(16)

Income before income tax benefit (expense)	66,198	43,318	31,008
Income tax benefit (expense)	98	22	(290)

Net income	$66,296	$43,340	$30,718

Basic net income per unit	$1.56	$1.02	$0.72

Weighted average number of basic units outstanding	42,501,586	42,500,355	42,500,000

Diluted net income per unit	$1.56	$1.02	$0.72

Weighted average number of diluted units outstanding	42,509,214	42,502,067	42,500,581

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$66,296	$43,340	$30,718
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(69,622)	(46,176)	(42,983)
Distributions of equity income from NuStar Energy L.P.	69,449	46,176	42,983
(Benefit) provision for deferred income taxes	(1,525)	79	(897)
Increase in employee benefit plan liabilities	1,953	612	1,089
Changes in current assets and liabilities (Note 8)	259	2,846	1,225
Other, net	(793)	(915)	144

Net cash provided by operating activities	66,017	45,962	32,279

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	-	13,403	10,781
Investment in NuStar Energy L.P.	(8,236)	(5,945)	(2,160)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	1,526	2,664	2,608
Other, net	(80)	-	-

Net cash (used in) provided by investing activities	(6,790)	10,122	11,229

Cash Flows from Financing Activities:
Increase in notes payable to affiliates	-	-	689
Long-term debt borrowings	5,000	3,000	1,000
Repayment of long-term debt	(1,500)	-	(1,000)
Distributions to Valero Energy	-	-	(38,771)
Distributions to unitholders	(64,176)	(56,951)	(4,440)

Net cash used in financing activities	(60,676)	(53,951)	(42,522)

Net (decrease) increase in cash and cash equivalents	(1,449)	2,133	986
Cash and cash equivalents at the beginning of the period	3,240	1,107	121

Cash and cash equivalents at the end of the period	$1,791	$3,240	$1,107

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive Income	Total

Balance as of January 1, 2006	-	$141,780	$-	$141,780
Net income	-	30,718	-	30,718
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive income	-	-	1,594	1,594

Total comprehensive income	-	30,718	1,594	32,312

Adjustment to initially apply SFAS No. 158, net of tax benefit of $534	-	-	(835)	(835)
Member interests converted into units	42,500,000	-	-	-
Contributions from Valero Energy	-	267,417	-	267,417
Distributions to Valero Energy	-	(38,771)	-	(38,771)
Distributions to unitholders	-	(4,440)	-	(4,440)
SAB 51 credits	-	158,170	-	158,170
Other	-	10	-	10

Balance as of December 31, 2006	42,500,000	554,884	759	555,643

Net Income	-	43,340	-	43,340
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive income	-	-	4,391	4,391
Pension adjustment, net of tax expense of $1,102	-	-	1,862	1,862
Other	-	-	21	21

Total comprehensive income	-	43,340	6,274	49,614

Distributions to unitholders	-	(56,951)	-	(56,951)
SAB 51 credits	-	4,929	-	4,929
Unit-based compensation	990	551	-	551

Balance as of December 31, 2007	42,500,990	546,753	7,033	553,786

Net Income	-	66,296	-	66,296
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive loss	-	-	(8,892)	(8,892)
Pension adjustment, net of tax benefit of $2,273	-	-	(3,944)	(3,944)
Other	-	-	17	17

Total comprehensive income	-	66,296	(12,819)	53,477

Distributions to unitholders	-	(64,176)	-	(64,176)
SAB 51 charges	-	(757)	-	(757)
Unit-based compensation	2,794	1,120	-	1,120

Balance as of December 31, 2008	42,503,784	$549,236	$(5,786)	$543,450

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007, and 2006

1. ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPLES OF CONSOLIDATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH), a publicly held Delaware limited liability company, was formed in June 2000 as UDS Logistics, LLC (UDS Logistics). Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings, LLC in January 2006 and then to NuStar GP Holdings, LLC in April 2007. Prior to April 2007, our units were traded on the NYSE under the symbol “VEH” and the common units of NuStar Energy L.P. were traded under the symbol “VLI.”

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On December 31, 2008, we owned approximately 20.5% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,250,054 common units of NuStar Energy representing an 18.5% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

On March 20, 2008, NuStar Energy acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $838.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.5 million barrels, 1.2 million barrels and 0.2 million barrels, respectively.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment in NuStar Energy

We account for our investment in NuStar Energy using the equity method. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2008 is recoverable.

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

We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2008 and 2007.

We are a limited liability company taxed as a partnership and generally are not subject to federal or state income taxes. Accordingly, our taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of our unitholders. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

NuStar GP Holdings or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2004 through 2008.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments

NuStar GP Holdings’ financial instruments include cash, receivables and payables. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the consolidated balance sheets.

Unit-Based Compensation

We account for awards of NS unit options, performance awards and restricted units to employees and directors of NuStar GP, LLC at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense equals the portion of the award’s current fair value that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units and performance awards until the date of vesting. NS performance awards vest only upon NuStar Energy’s achievement of an objective performance measure.

We account for awards of NSH restricted units and unit options granted to employees of NuStar GP, LLC and our directors according to Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). The fair value of NSH unit options is determined using the Black-Scholes model at the grant date and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units and unit options is recognized ratably over the vesting period based on the fair value of the units at the grant date.

The liability for awards of NS unit options, performance awards and restricted units is included in “Accrued compensation expense” on our consolidated balance sheets. NuStar Energy reimburses us completely for the expenses resulting from NS awards and for expenses resulting from NSH awards to employees providing services to NuStar Energy. Expenses resulting from NSH awards to non-employee directors are included in “General and administrative expenses” on our consolidated statements of income.

According to SFAS No. 123R and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we recognize compensation expense using the non-substantive vesting period approach. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with FASB Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans.” Statement No. 158 requires us to recognize the overfunded or underfunded status of our defined benefit pension or postretirement plans as an asset or a liability and recognize changes in the funded status through comprehensive income in the year the changes occur. This statement also requires us to measure the funded status of a plan as of the balance sheet dates.

Reclassifications

Certain previously reported amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to 2008 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position No. FAS 132(R)-1

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 132(R)-1 (FSP 132(R)-1), “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 offers additional guidance on an employer’s disclosures about plan assets of a defined pension or other postretirement plan, and amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP 132(R)-1 provides for additional disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and inputs and valuation techniques used to develop fair value measurements of plan

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets. FSP 132(R)-1 applies to disclosures about plan assets for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier adoption is permitted. We will not adopt the disclosure requirements of FSP 132(R)-1 until December 31, 2009.

FASB EITF 08-6

In November 2008, the FASB ratified its consensus on EITF 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses certain provisions of FASB Statement No. 141 (Revised 2007), “Business Combinations,” FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” and certain amendments to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting” that relate to the application of equity method accounting. EITF 08-6 provides equity method investment guidance for the initial carrying value, allocation of the investor’s share of equity, impairment assessments of an underlying indefinite-lived intangible asset, issuance of shares, and a change in an investment from the equity method to the cost method. According to EITF 08-6, an equity method investor should account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, such that any gain or loss to the investor be recognized in earnings. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Accordingly, we adopted EITF 08-6 effective January 1, 2009. Prior to the adoption of EITF 08-6, we accounted for increases or decreases in our investment in NuStar Energy through members’ equity following NuStar Energy’s issuance of common units, in accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” Effective January 1, 2009, any gain or loss attributable to future issuances of common units by NuStar Energy will be recognized in earnings.

FASB Staff Position EITF 03-6-1

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). According to EITF 03-6-1, unvested share-based payment awards are considered participating securities if they contain nonforfeitable rights to dividends or dividend equivalents and are therefore included in the earnings allocation in computing basic earnings per share pursuant to the two-class method. EITF 03-6-1 applies retroactively for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted EITF 03-6-1 effective January 1, 2009 and do not expect it to materially affect our computation of earnings per unit.

FASB Statement No. 141R

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (Statement No. 141R). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement No. 141R also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted of Statement No. 141R effective January 1, 2009 and do not expect it to materially affect our financial position or results of operations.

4. INVESTMENT IN NUSTAR ENERGY

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit, which reduced our ownership from 22.3% at December 31, 2007 to 20.4%. This issuance resulted in a decrease in the value of our proportionate share of NuStar Energy’s capital totaling $0.8 million (SAB 51 charge). NuStar Energy received proceeds of $236.2 million, net of issuance cost, and we contributed $5.0 million to NuStar Energy in order to maintain our 2% general partner interest. Our ownership in NuStar Energy at December 31, 2008 was 20.5%.

In November 2007, NuStar Energy issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit, which reduced our ownership from 23.4% at December 31, 2006 to 22.3%. This issuance resulted in an increase in the value of our proportionate share of NuStar Energy’s capital totaling $4.9 million (SAB 51 credit). NuStar Energy received proceeds of $146.1 million, net of issuance cost, and we contributed $3.0 million to NuStar Energy in order to maintain our 2% general partner interest.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed financial information reported by NuStar Energy is summarized below:

	December 31,
	2008	2007
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$486,486	$347,134
Property, plant and equipment, net	2,941,824	2,492,086
Goodwill	806,330	785,019
Other long-term assets, net	224,957	158,848

Total assets	$4,459,597	$3,783,087

Current liabilities	$252,024	$242,485
Long-term debt, less current portion	1,872,015	1,445,626
Other long-term liabilities	128,561	100,144

Total liabilities	2,252,600	1,788,255

Partners’ equity	2,206,997	1,994,832

Total liabilities and partners’ equity	$4,459,597	$3,783,087

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$4,828,770	$1,475,014	$1,137,261
Operating income	310,073	192,599	212,899
Net income	254,018	150,298	149,530

Other

Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,206,997	$1,994,832
NuStar GP Holdings’ ownership interest in NuStar Energy	20.5%	22.3%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	452,434	444,848
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	101,487	112,139

Investment in NuStar Energy	$553,921	$556,987

The step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from Valero Energy’s UDS Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in NuStar Energy’s identifiable assets and liabilities as of December 31, 2001 of which $81.8 million is being amortized into expense over approximately 28 years. This amount also includes the portion of goodwill resulting from the UDS Acquisition that was attributed to our investment in NuStar Energy. Since 26.4% of the equity interest in NuStar Energy was owned by public unitholders as of the date of the UDS Acquisition, a significant portion of the total ownership interest in NuStar Energy was deemed to be held by the public under United States generally accepted

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounting principles, thereby precluding the inclusion of these fair value adjustments in the reported financial statements of NuStar Energy.

The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$4,586	$2,637	$2,707
General partner incentive distribution (a)	24,764	18,426	14,778
Direct charges to NuStar GP Holdings	-	-	(575)

General partner’s interest in earnings and incentive distributions of NuStar Energy	29,350	21,063	16,910
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	43,156	27,997	28,957
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)

NuStar GP Holdings’ equity in earnings of NuStar Energy	$69,622	$46,176	$42,983

(a)

For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, our portion of the actual distribution made with respect to the first quarter of 2008, including the IDR, was greater than the net income allocation to us.

5. RELATED PARTY TRANSACTIONS

General

We manage NuStar Energy through our ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, which own Riverwalk Logistics L.P., the general partner of NuStar Energy. Our officers are also officers of NuStar GP, LLC. The Chairman of our Board of Directors, William E. Greehey, is also the Chairman of the Board of Directors of NuStar GP, LLC. The Board of Directors of NuStar GP, LLC is responsible for overseeing NuStar GP, LLC’s role as the general partner of the general partner of NuStar Energy, and we, as the sole owner of NuStar GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of NuStar GP, LLC.

We had a receivable from NuStar Energy of $3.4 million and a payable to NuStar Energy of $0.8 million, as of December 31, 2008 and December 31, 2007, respectively, with both amounts representing payroll and plan benefits, net of payments made to us. We also had a long-term receivable of $6.6 million and $5.7 million from NuStar Energy as of December 31, 2008 and December 31, 2007, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. Expenses for payroll and related benefit plans and for unit-based compensation charged by us to NuStar Energy were $160.5 million, $131.1 million and $116.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary for the conduct of the business of NuStar Energy and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to us (the Holdco Administrative Services Expense). For 2008, the Holdco Administrative Services Expense equaled $750,000 plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the Administration Agreement and the GP Services Agreement were $0.9 million, $0.5 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to NuStar Energy under the terms of various services agreements between us, NuStar Energy and Valero Energy. Valero Energy continued to provide certain services to NuStar Energy for all of 2007 under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy ceased providing services over a period of time sufficient to allow NuStar Energy to assume those functions in 2007. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they paid NuStar Energy a termination fee of $13.0 million in May 2007.

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

Employee Benefits Transition Agreement

Prior to July 1, 2006, the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy. These plans included a defined benefit pension plan, a retiree welfare benefit plan, a health and welfare benefit plan, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. Effective July 1, 2006, we entered into an Employee Benefits Transition Agreement with Valero Energy (the Transition Agreement). In accordance with the Transition Agreement and in connection with the IPO on July 19, 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC.

In connection with this transition, Valero Energy and certain of its subsidiaries transferred related liabilities and assets totaling $7.9 million to NuStar GP, LLC. Under the Transition Agreement, Valero Energy agreed to provide the transition services and arrangements described therein until their respective completion or until specified cut-off dates in 2007.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the period indicated among its general and limited partners:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$5,058	$4,092	$3,742
General partner incentive distribution	25,294	18,426	14,778

Total general partner distribution	30,352	22,518	18,520
Limited partner distribution	41,827	39,205	36,794

Total distributions to NuStar GP Holdings	72,179	61,723	55,314
Public unitholders’ distributions	180,643	142,871	131,721

Total cash distributions	$252,822	$204,594	$187,035

Cash distributions per unit applicable to limited partners	$4.085	$3.835	$3.600

In January 2009, NuStar Energy declared a quarterly cash distribution of $1.0575 which was paid on February 12, 2009 to unitholders of record on February 5, 2009. This distribution related to the fourth quarter of 2008 and totaled $65.8 million.

7. FAIR VALUE MEASUREMENTS

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

The following liabilities are measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$4,486	$-	$-	$4,486
NuStar Energy unit options	-	1,556	-	1,556

Total	$4,486	$1,556	$-	$6,042

The fair value of our liability for NuStar Energy restricted units is determined using the NuStar Energy unit price at the reporting date. The fair value of our liability for NuStar Energy unit option grants is determined using the Black-Scholes

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

option-pricing model on the reporting date based on the expected life of options granted, expected volatility, expected dividend yield and the risk-free interest rate. As of December 31, 2007, accrued compensation expense related to NuStar Energy restricted units and unit options totaled $3.7 million.

8. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(681)	$534	$1,214
Receivable from NuStar Energy	(3,441)	2,315	(1,741)
Income tax receivable	2,148	(2,870)	-
Prepaid expenses	12	(21)	(210)
Increase (decrease) in current liabilities:
Accounts payable	169	171	(2)
Payable to NuStar Energy	(56)	1,337	-
Income taxes payable	-	(811)	800
Accrued compensation expense	2,472	896	727
Accrued liabilities	(161)	184	437
Taxes other than income taxes	(203)	1,111	-

Changes in current assets and liabilities	$259	$2,846	$1,225

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Cash paid for interest	$230	$38	$10,390
Cash (refunded) paid for income taxes, net	(718)	3,581	37

Non-cash activities for the years ended December 31, 2008, 2007 and 2006 included:

•	SAB 51 credits/charges recognized in conjunction with NuStar Energy’s issuance of common units;

•	Adjustments to our Investment in NuStar Energy and accumulated other comprehensive income through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive income; and

•	Pension funding adjustments recognized in accumulated other comprehensive income.

9. CREDIT FACILITY

On July 19, 2006, we entered into a three-year revolving credit facility maturing on July 19, 2009 with a borrowing capacity of up to $20 million (the Credit Facility). We fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

The Credit Facility maintains that $10 million may be available for letters of credit. Our obligations under the Credit Facility are unsecured. The Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers. Borrowings under the Credit Facility bear interest, at our option, at either an alternative base rate or a LIBOR based rate, which was 1.8% as of December 31, 2008.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On December 18, 2007, we amended the Credit Facility to conform to NuStar Energy’s $1.2 billion five-year revolving credit agreement dated December 10, 2007. Under the terms of the amended Credit Facility, NuStar Energy must maintain a total debt-to-EBITDA ratio of less than 5.0 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the ratio and covenants as of December 31, 2008.

In April 2008, we borrowed $5.0 under the Credit Facility to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following NuStar Energy’s issuance of common units. In the third quarter of 2008, we repaid $1.5 million. As of December 31, 2008, we had outstanding borrowings of $6.5 million and availability of $13.5 million under the Credit Facility. The weighted average interest rate related to borrowings under the Credit Facility for the year ended December 31, 2008 was 3.2%.

We are discussing renewal of our Credit Facility with the two lenders under the Credit Facility.

10. COMMITMENTS AND CONTINGENCIES

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement. NuStar Energy has sought relief from the bankruptcy stay in order to pursue its appellate rights.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the DOJ.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. NuStar Energy intends to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised NuStar Energy that the EPA has requested that the DOJ initiate a lawsuit against NuStar Pipeline Operating Partnership L.P. (NuPOP) for violations of the Clean Water Act for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. In November 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at a terminal owned by Shore Terminals, LLC (Shore), a wholly owned subsidiary of NuPOP. Since then, NuStar Energy and Shore have been served with additional subpoenas. The search warrant and subpoenas all sought information regarding allegations of potential illegal conduct by Shore, certain of its affiliates and/or its employees concerning compliance with certain environmental and safety laws and regulations. NuStar Energy has cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, NuStar Energy is currently in negotiations with the U.S. Attorney and the EPA to resolve this matter. There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that Shore violated applicable laws. If Shore is found to have violated such laws, NuStar Energy could be subject to fines, civil penalties and criminal penalties. A final determination that Shore violated applicable laws could, among other things, result in debarment from future federal government contracts.

NuStar Energy is also a party to additional claims and legal proceedings arising in the ordinary course of its business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against NuStar Energy, the effects could be material to its results of operations in the period in which it would be required to record or adjust the related liability and could also be material to its cash flows in the periods it would be required to pay such liability.

Commitments

As of December 31, 2008, our future minimum payments applicable to noncancellable purchase obligations are $0.2 million for 2009. Our purchase obligations relate to usage fees for payroll and other employee related systems. We have no future minimum rental payments applicable to noncancellable operating leases as of December 31, 2008.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. MEMBERS’ EQUITY AND NET INCOME PER UNIT

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

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars, Except Unit and Per Unit data)

Basic Net Income per Unit:
Net income	$66,296	$43,340	$30,718

Weighted average number of basic units outstanding	42,501,586	42,500,355	42,500,000

Basic net income per unit	$1.56	$1.02	$0.72

Diluted Net Income per Unit:
Net income	$66,296	$43,340	$30,718

Weighted average number of basic units outstanding	42,501,586	42,500,355	42,500,000
Effect of dilutive securities	7,628	1,712	581

Weighted average number of diluted units outstanding	42,509,214	42,502,067	42,500,581

Diluted net income per unit	$1.56	$1.02	$0.72

During the year ended December 31, 2008, 2,794 units vested related to restricted unit grants held by our non-employee board of directors.

The computation of diluted net income per unit for the years ended December 31, 2008 and 2007 excludes 324,100 unit options outstanding with an exercise price above market, as their effect would be anti-dilutive. No unit options were granted prior to the fourth quarter of 2007.

Cash Distributions

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors. The table set forth below shows our cash distributions paid related to the periods shown:

	Year Ended December 31,
	2008	2007	2006 (a)
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.58	$1.38	$0.58
Total cash distributions	$67,153	$58,650	$27,200

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In January 2009, our board of directors declared a quarterly cash distribution of $0.43 per unit related to the fourth quarter of 2008. This distribution was paid on February 17, 2009 to unitholders of record on February 5, 2009 and totaled $18.3 million.

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

Rights Agreement

On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC, as amended effective February 28, 2008 (the Rights Agreement), under which one preferred unit purchase right (a Right) is attached to each of our outstanding units. The Rights become exercisable under specified circumstances, including if any person or group (an acquiring person) becomes the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. Each Right entitles the registered holder to purchase from us one one-hundredth of a unit of junior participating preferred units, series I, (Preferred Units) at an exercise price of $100, subject to adjustment under specified circumstances. If events specified in the Rights Agreement occur, each holder of Rights other than the acquiring person can exercise their Rights. When a holder exercises a Right, the holder will be entitled to receive units valued at a multiple of the exercise price of the Right specified in the Rights Agreement. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the Rights for $0.001 per Right at any time prior to the tenth day after a person or group becomes an acquiring person.

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

12. EMPLOYEE BENEFIT PLANS AND UNIT-BASED COMPENSATION

The NuStar GP, LLC Thrift Plan

The NuStar GP, LLC Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 30% of their total annual compensation. The maximum match by NuStar GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation. Effective January 1, 2008, the Thrift Plan was amended to comply with changes to Internal Revenue Code Section 409A (Section 409A) and change the maximum match by NuStar GP, LLC to 100% of each participant’s total contribution up to 6% based on the participant’s total annual compensation. Our contribution to the Thrift Plan for the years ended December 31, 2008, 2007 and 2006 totaled $4.7 million, $3.5 million and $1.5 million, respectively. The Thrift Plan was further amended effective January 1, 2009 to require temporary employees to complete one year of service in order to participate in the Thrift Plan (“temporary employees” and “year of service,” each as defined in the Thrift Plan).

NuStar GP, LLC also has an excess thrift plan (the Excess Thrift Plan) which became effective July 1, 2006 and provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations under the Internal Revenue Code (Code). The Excess Thrift Plan was amended effective January 1, 2008 to comply with changes to Section 409A.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension and Other Postretirement Benefits

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income based on years of service and compensation during the period of service. Employees may become eligible to receive benefits after five years of service, which includes service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with service for certain employees who were participants in the Valero Energy pension plan through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by NuStar GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan. Effective January 1, 2008, the plan was amended to change the name of the plan and to comply with changes to Section 409A. The Pension Plan was further amended effective January 1, 2009 to require employees to complete one “year of service,” as defined in the Pension Plan, in order to participate in the Pension Plan.

NuStar GP, LLC also has an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP) that provide benefits to a select group of management or other highly compensated employees of NuStar GP, LLC. The Excess Pension Plan and SERP were each amended effective January 1, 2008 to comply with changes to Section 409A.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

NuStar GP, LLC also provides a post retirement medical benefits plan for retired employees, referred to as other postretirement benefits.

NuStar Energy reimbursed and will continue to reimburse all costs incurred by us related to these employee benefit plans at cost. Our current and noncurrent liabilities for these employee benefits are included in “Accrued compensation expense” and “Employee benefit plan liabilities,” respectively, on our consolidated balance sheets. Effective January 1, 2008, in compliance with Section 409A, the Excess Pension Plan and the SERP were amended to provide that all benefits under those plans will be paid in a single lump-sum payment.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2008 and 2007 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2008	2007	2008	2007
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$11,152	$5,041	$6,934	$7,142
Service cost	7,293	7,728	593	564
Interest cost	750	286	523	411
Acquisition	-	-	1,025	-
Plan amendments	-	(175)	-	-
Benefits paid	(1,034)	(103)	(5)	-
Participants contributions	-	-	3	-
Actuarial loss (gain)	920	(1,625)	778	(1,183)

Benefit obligation, December 31	$19,081	$11,152	$9,851	$6,934

Change in plan assets:
Plan assets at fair value, January 1	$11,877	$2,488	$-	$-
Actual return on plan assets	(3,526)	292	-	-
Company contributions	7,992	9,200	2	-
Benefits paid	(1,034)	(103)	(5)	-
Participants contributions	-	-	3	-

Plan assets, December 31	$15,309	$11,877	$-	$-

Reconciliation of funded status:
Fair value of plan assets at December 31	$15,309	$11,877	$-	$-
Less: Benefit obligation at December 31	19,081	11,152	9,851	6,934

Funded status at December 31	(3,772)	725	(9,851)	(6,934)
Unrecognized net loss (gain)	4,369	(1,052)	214	(564)

Prepaid (accrued) benefit cost	$597	$(327)	$(9,637)	$(7,498)

Amounts recognized in the consolidated balance sheets:
Other assets	$-	$3,204	$-	$-
Accrued compensation expense	(20)	(28)	(36)	(18)
Employee benefit plan liabilities	(3,752)	(2,451)	(9,815)	(6,916)

Net pension (liability) asset	$(3,772)	$725	$(9,851)	$(6,934)

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$7,293	$7,728	$3,177	$593	$564	$242
Interest cost	750	286	44	523	411	190
Expected return on assets	(992)	(311)	-	-	-	-
Amortization of net loss	17	21	9	-	-	-

Net periodic benefit cost	$7,068	$7,724	$3,230	$1,116	$975	$432

Amounts related to our pension plans and other postretirement benefit plans recorded as a component of accumulated other comprehensive income were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
	(Thousands of Dollars)
Unrecognized actuarial (loss) gain	$(4,526)	$877	$(750)	$(214)	$564	$(619)
Prior service credit	157	175	-	-	-	-
Deferred tax asset (liability)	1,626	(358)	292	78	(210)	242

Accumulated other comprehensive (loss) income, net of tax	$(2,743)	$694	$(458)	$(136)	$354	$(377)

As of December 31, 2008, 2007 and 2006, the balance of accumulated other comprehensive income that had not been recognized as a component of net periodic benefit cost related to the respective unrecognized actuarial (loss) gain and prior service credit, net of deferred taxes, is shown in the table above. In 2009, we expect to recognize $132,000 of the unrecognized actuarial loss and $18,000 of prior year service credit as components of periodic benefit cost.

The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2008 and 2007 was $12.9 million and $7.3 million, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
Projected benefit obligation	$2,736	$2,479
Accumulated benefit obligation	1,425	1,325
Fair value of plan assets	-	-

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of plan assets for the Pension Plan were as follows:

	December 31,
	2008	2007
Equity securities	64%	63%
Fixed income securities	35%	37%
Cash equivalent securities	1%	-

There were no plan assets for the Excess Pension Plan, SERP or other postretirement benefit plans as of December 31, 2008 and 2007.

The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach which is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis and we believe that the allocation as of December 31, 2008 was in line with our target.

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

During 2008, we contributed $7.2 million to the Pension Plan. We estimate our minimum required contribution to the Pension Plan during 2009 will be $9.0 million under the Employee Retirement Income Security Act, which we expect to contribute to the Pension Plan during 2009. Since costs incurred by us related to the Pension Plan and our other postretirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2009	$476	$36
2010	794	74
2011	1,125	126
2012	1,563	197
2013	1,914	293
Years 2014-2018	23,351	3,987

We do not expect to receive a Medicare Prescription Drug Act subsidy.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2008	2007	2008	2007
Discount rate	7.13%	6.82%	7.11%	6.80%
Rate of compensation increase	5.46%	5.56%	n/a	n/a

The discount rate assumption used to determine the pension obligations at December 31, 2008 and December 31, 2007 were based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of AA or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. The weighted average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.82%	5.75%	6.25%	6.80%	5.75%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	5.56%	6.00%	6.00%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2008	2007
Health care cost trend rate assumed for next year	7.93%	8.42%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. We sponsor a contributory postretirement health care plan. The plan has an annual limitation (a cap) on the increase of the employer’s share of the cost of covered benefits. The cap on the increase in employer’s cost is 2.5% per year. The assumed increase in total health care cost exceeds the 2.5% indexed cap, so increasing or decreasing the health care cost trend rate by 1% does not materially change our obligation or expense for the postretirement health care plan.

Long-Term Incentive Plans

As of December 31, 2008, we had the following long-term incentive plans:

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We purchase NuStar Energy (NS) common units as needed to satisfy awards granted under the 2000 LTIP, the UOP and the UIP.

The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2008		2007		2006
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	14,470	(a)	10,840	(a)	8,940	(a)
Unit options	10,670	1/5 per year	204,675	1/5 per year	203,975	1/5 per year
Restricted units	236,868	1/5 per year	117,575	1/5 per year	51,140	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	5,625	1/3 per year	3,510	1/3 per year	2,307	1/3 per year
UIP:
Unit options	795	1/5 per year	—	—	15,200	1/5 per year
Restricted units	13,795	1/5 per year	12,730	1/5 per year	9,740	1/5 per year
2006 LTIP:
Restricted units	30,300	1/5 per year	—	—	—	—
Restricted units (grants to non-employee directors of NuStar GP Holdings) (b)	10,308	1/3 per year	5,489	1/3 per year	2,886	1/3 per year
Unit Options	—	—	324,100	(c)	—	—

(a)	Performance awards vest 1/3 per year if certain performance measures are met as defined in the award agreements.
(b)	Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “general and administrative expenses” on our consolidated statements of income.
(c)	Unit options granted at $31.55 under the 2006 LTIP vest in annual one-third increments beginning on the third anniversary of the grant date, all of which were outstanding as of December 31, 2008.

As of December 31, 2008 and 2007, we had accrued $6.0 million and $3.7 million, respectively, for the outstanding awards of NS unit options, performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets. As of December 31, 2008, NS common units that remained available to be awarded totaled 471,117 under the 2000 LTIP and 259,719 under the UIP. Substantially all approved awards under the UOP have been granted as of December 31, 2008. NSH units that remained available totaled 1,627,029 under the 2006 LTIP as of December 31, 2008.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$5,254	$3,833	$2,404
Expenses resulting from NuStar GP Holdings awards to non-employee directors	392	28	60

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

A summary of the weighted-average assumptions used to determine our liability for NS unit options is presented in the table below:

	NS Unit Options December 31,
	2008	2007
Expected life in years	6.2	6.2
Expected volatility	46.4%	17.8%
Expected distribution yield	10.0%	7.1%
Risk-free interest rate	0.9%	3.1%

No NSH unit options were granted for the years ended December 31, 2008 and 2006. A summary of the weighted-average assumptions used in our grant date fair value measurements is presented in the table below:

NSH Unit Options Year Ended December 31,
2007
Expected life in years	5.0
Expected volatility	35.1%
Expected distribution yield	4.3%
Risk-free interest rate	3.3%

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. INCOME TAXES

Components of income tax benefit (expense) were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Current:
U.S. federal	$(1,362)	$74	$(951)
U.S. state	(65)	27	(236)

Total current	(1,427)	101	(1,187)

Deferred:
U.S. federal	1,456	(5)	1,031
U.S. state	69	(74)	(134)

Total deferred	1,525	(79)	897

Total income tax benefit (expense)	$98	$22	$(290)

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority all of our income is not subject to federal income tax due to our status as a limited liability company.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
Deferred income tax assets:
Share/option compensation	$2,512	$1,464
Pension	1,633	-
Other employee benefits	1,122	437
Other state	264	73

Deferred income tax assets	5,531	1,974
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(208)	(204)
Pension	-	(245)

Total net deferred income tax assets	$5,323	$1,525

The realization of deferred income tax assets recorded as of December 31, 2008 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more–likely-than-not that the deferred tax assets as of December 31, 2008 will be realized, based upon expected future taxable income and potential tax planning strategies.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)

2008:
Net income	$15,003	$5,780	$34,810	$10,703	$66,296
Basic and diluted net income per unit	0.35	0.14	0.82	0.25	1.56
Cash distributions per unit applicable to limited partners	0.36	0.36	0.43	0.43	1.58

2007:
Net income	$8,771	$11,248	$14,084	$9,237	$43,340
Basic and diluted net income per unit	0.21	0.26	0.33	0.22	1.02
Cash distributions per unit applicable to limited partners	0.32	0.34	0.36	0.36	1.38

Report of Independent Registered Public Accounting Firm

The Board of Directors of

NuStar GP, LLC and Unitholders of NuStar Energy L.P.:

We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors of

NuStar GP, LLC and Unitholders of NuStar Energy L.P.:

We have audited NuStar Energy L.P. and subsidiaries’ (a Delaware limited partnership) (the Partnership) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 27, 2009

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$45,375	$89,838
Accounts receivable, net of allowance for doubtful accounts of $1,174 and $365 as of December 31, 2008 and 2007, respectively	178,216	130,354
Receivable from related party	-	786
Inventories	220,574	88,532
Other current assets	42,321	37,624

Total current assets	486,486	347,134

Property, plant and equipment, at cost	3,507,573	2,944,116
Accumulated depreciation and amortization	(565,749)	(452,030)

Property, plant and equipment, net	2,941,824	2,492,086
Intangible assets, net	51,704	47,762
Goodwill	806,330	785,019
Investment in joint ventures	68,813	80,366
Deferred income tax asset	12,427	10,622
Other long-term assets, net	92,013	20,098

Total assets	$4,459,597	$3,783,087

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$713	$663
Accounts payable	145,963	163,309
Payable to related party	3,441	-
Notes payable	22,120	-
Accrued interest payable	22,496	17,725
Accrued liabilities	37,454	47,189
Taxes other than income taxes	15,333	10,157
Income taxes payable	4,504	3,442

Total current liabilities	252,024	242,485

Long-term debt, less current portion	1,872,015	1,445,626
Long-term payable to related party	6,645	5,684
Deferred income tax liability	27,370	34,196
Other long-term liabilities	94,546	60,264
Commitments and contingencies (Note 15)

Partners’ equity:
Limited partners (54,460,549 and 49,409,749 common units outstanding as of December 31, 2008 and 2007, respectively)	2,173,462	1,926,126
General partner	47,801	41,819
Accumulated other comprehensive income	(14,266)	26,887

Total partners’ equity	2,206,997	1,994,832

Total liabilities and partners’ equity	$4,459,597	$3,783,087

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Services revenues:
Third parties	$740,630	$696,623	$375,174
Related party	-	-	260,980

Total services revenues	740,630	696,623	636,154
Product sales	4,088,140	778,391	501,107

Total revenues	4,828,770	1,475,014	1,137,261

Costs and expenses:
Cost of product sales	3,864,310	742,972	466,276
Operating expenses:
Third parties	326,957	264,024	218,017
Related party	115,291	93,211	94,587

Total operating expenses	442,248	357,235	312,604
General and administrative expenses:
Third parties	31,442	30,213	13,033
Related party	44,988	37,702	32,183

Total general and administrative expenses	76,430	67,915	45,216
Depreciation and amortization expense	135,709	114,293	100,266

Total costs and expenses	4,518,697	1,282,415	924,362

Operating income	310,073	192,599	212,899
Equity earnings from joint ventures	8,030	6,833	5,882
Interest expense, net	(90,818)	(76,516)	(66,266)
Other income, net	37,739	38,830	3,252

Income from continuing operations before income tax expense	265,024	161,746	155,767
Income tax expense	11,006	11,448	5,861

Income from continuing operations	254,018	150,298	149,906

Loss from discontinued operations, net of income tax	-	-	(376)

Net income	254,018	150,298	149,530
Less net income applicable to general partner	(29,350)	(21,063)	(16,910)

Net income applicable to limited partners	$224,668	$129,235	$132,620

Income (loss) per unit applicable to limited partners:
Continuing operations	$4.22	$2.74	$2.84
Discontinued operations	-	-	(0.01)

Net income	$4.22	$2.74	$2.83

Weighted average number of basic units outstanding	53,182,741	47,158,790	46,809,749

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$254,018	$150,298	$149,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	135,709	114,293	100,266
Amortization of debt related items	(6,447)	(5,516)	(5,210)
Gain on sale or disposition of assets	(26,456)	(8,356)	(388)
Provision (benefit) for deferred income taxes	37	276	(74)
Equity earnings from joint ventures	(8,030)	(6,833)	(5,969)
Distributions of equity earnings from joint ventures	2,835	544	5,155
Changes in current assets and current liabilities (Note 22)	133,017	(21,326)	10,695
Other, net	498	(708)	(3,194)

Net cash provided by operating activities	485,181	222,672	250,811

Cash Flows from Investing Activities:
Reliability capital expenditures	(55,669)	(40,333)	(33,952)
Strategic and other capital expenditures	(146,474)	(210,918)	(90,070)
East Coast Asphalt Operations acquisition	(803,184)	-	-
Other acquisitions	(7,027)	-	(154,474)
Investment in other long-term assets	-	(62)	(10,820)
Proceeds from sale or disposition of assets	50,813	12,667	71,396
Proceeds from insurance settlement	5,000	250	3,661
Other, net	24	-	1,025

Net cash used in investing activities	(956,517)	(238,396)	(213,234)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	2,108,775	1,170,302	269,026
Proceeds from short-term debt borrowings	746,800	75,000	-
Proceeds from senior note offering, net of issuance costs	346,224	-	-
Long-term debt repayments	(2,025,784)	(1,077,975)	(83,510)
Short-term debt repayments	(736,037)	(82,353)	-
Proceeds from issuance of common units, net of issuance costs	236,215	143,083	-
Contributions from general partner	5,025	3,035	575
Distributions to unitholders and general partner	(241,940)	(197,333)	(183,290)
Increase (decrease) in cash book overdrafts	945	3,676	(6,305)
Other, net	(160)	(375)	(395)

Net cash provided by (used in) financing activities	440,063	37,060	(3,899)

Effect of foreign exchange rate changes on cash	(13,190)	(336)	(894)

Net (decrease) increase in cash and cash equivalents	(44,463)	21,000	32,784
Cash and cash equivalents as of the beginning of year	89,838	68,838	36,054

Cash and cash equivalents as of the end of year	$45,375	$89,838	$68,838

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(Thousands of Dollars, Except Unit Data)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	Common		Subordinated
	Units	Amount	Units	Amount
Balance as of January 1, 2006	37,210,427	$1,749,007	9,599,322	$114,127	$38,913	$(1,268)	$1,900,779
Net income	-	123,180	-	9,440	16,910	-	149,530
Other comprehensive income – foreign currency translation	-	-	-	-	-	8,087	8,087

Total comprehensive income	-	123,180	-	9,440	16,910	8,087	157,617

Cash distributions to partners	-	(149,004)	-	(16,703)	(17,583)	-	(183,290)
General partner contribution	-	-	-	-	575	-	575
Conversion of subordinated units to common units on May 8, 2006	9,599,322	106,864	(9,599,322)	(106,864)	-	-	-

Balance as of December 31, 2006	46,809,749	1,830,047	-	-	38,815	6,819	1,875,681

Net income	-	129,235	-	-	21,063	-	150,298
Other comprehensive income – foreign currency translation	-	-	-	-	-	20,068	20,068

Total comprehensive income	-	129,235	-	-	21,063	20,068	170,366

Cash distributions to partners	-	(176,239)	-	-	(21,094)	-	(197,333)
Issuance of common units in November 2007 and related contribution from general partner	2,600,000	143,083	-	-	3,035	-	146,118

Balance as of December 31, 2007	49,409,749	1,926,126	-	-	41,819	26,887	1,994,832

Net income	-	224,668	-	-	29,350	-	254,018
Other comprehensive loss – foreign currency translation	-	-	-	-	-	(41,153)	(41,153)

Total comprehensive income	-	224,668	-	-	29,350	(41,153)	212,865

Cash distributions to partners	-	(213,547)	-	-	(28,393)	-	(241,940)
Issuance of common units in April 2008 and related contribution from general partner	5,050,800	236,215	-	-	5,025	-	241,240

Balance as of December 31, 2008	54,460,549	$2,173,462	-	$-	$47,801	$(14,266)	$2,206,997

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1. ORGANIZATION AND OPERATIONS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 20.5% total interest in us.

Operations

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP) We have three business segments: storage, transportation and asphalt and fuels marketing.

Storage.    We own refined product terminals in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 61.2 million barrels of storage capacity and one crude oil storage facility providing approximately 4.8 million barrels of storage capacity. Our terminals in the United States provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including one that provides storage services for crude oil and other feedstocks. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstocks to Valero Energy Corporation’s (Valero Energy) refineries in California and Texas providing 12.5 million barrels of storage capacity.

Transportation.    We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,679 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 812 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 1.9 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Asphalt and Fuels Marketing.    Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities. Additionally, we purchase gasoline and other refined petroleum products for resale.

The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our subsidiaries. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain pipelines and terminals in which we own an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Inventories

Inventories consist of crude oil and refined petroleum products. All inventories are valued at the lower of cost or market and cost is determined using the weighted-average cost method.

Property, Plant and Equipment

We record additions to property, plant and equipment, including reliability and strategic capital expenditures, at cost.

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

Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in “Other income, net” in the consolidated statements of income. When property or equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized in the year retired.

Goodwill and Intangible Assets

Goodwill represents the excess of cost of an acquired entity over the fair value of assets acquired less liabilities assumed. Goodwill acquired in a business combination is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 of each year as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2008, 2007 and 2006, no impairment had occurred.

Intangible assets are assets that lack physical substance (excluding financial assets). Intangible assets with finite useful lives are amortized on a straight-line basis over three to 47 years.

Investment in Joint Ventures

We account for our investments in joint ventures in Skelly-Belvieu Pipeline Company, LLC and ST Linden Terminals, LLC using the equity method of accounting.

Other Long-Term Assets

“Other long-term assets, net” primarily include the following:

•	asphalt tank heel inventory and linefill on our ammonia pipeline;
•	the fair value of our interest rate swap agreements;
•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract;
•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs;

•	deferred refinery shutdown costs in connection with annual major maintenance on our asphalt production units, which are amortized based on units of production over the following year; and
•	the remaining funds held in trust related to the issuance of Gulf Opportunity Zone Revenue Bonds associated with our terminal in St. James, Louisiana.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and investment in joint ventures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2008 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include liabilities for ad valorem taxes, franchise taxes, sales and use taxes, excise fees and taxes and value added taxes.

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

We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2008 or December 31, 2007.

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2004 through 2008 and for our major non-U.S. jurisdictions, tax years subject to examination are 2002 through 2008, both according to standard statue of limitations.

Asset Retirement Obligations

We record a liability for asset retirement obligations, at the fair value of the estimated costs to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed or leased, when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million and $0.8 million as of December 31, 2008 and 2007, respectively, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

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

Product Imbalances

Product imbalances occur within the East Pipeline system as a result of variances in meter readings as product is measured into and out of the pipeline system and volume fluctuations within the pipeline system due to pressure and temperature changes. We value assets and liabilities related to product imbalances by petroleum product at adjusted market prices as of the reporting date. Product imbalance liabilities are included in “Accrued liabilities” and product imbalance assets are included in “Other current assets” in the consolidated balance sheets. In the fourth quarter of 2008, we adjusted the product imbalance asset, the net impact of which increased operating income by $4.0 million.

Revenue Recognition

Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals and tanks (throughput revenues). Our terminals also provide blending, handling and filtering services. Our facilities at Point Tupper and St. Eustatius also charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. Storage lease revenues are recognized when services are provided to the customer. Throughput revenues are recognized as refined products are received in or delivered out of our terminal and as crude oil and certain other refinery feedstocks are received by the related refinery. Revenues for ancillary services are recognized as those services are provided.

Revenues for the transportation segment are derived from interstate and intrastate pipeline transportation of refined product, crude oil and anhydrous ammonia. Transportation revenues (based on pipeline tariffs) are recognized as the refined product, crude oil or anhydrous ammonia is delivered out of the pipelines.

Revenues from the sale of asphalt and other refined petroleum products, which are included in our asphalt and fuels marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer. Additionally, the revenues of our asphalt and fuels marketing segment include the mark-to-market impact of certain derivative instruments that are part of our limited trading program.

We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, use, value added and some excise taxes. These taxes are not included in revenue.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Allocation

Our net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution calculated based upon the declared distribution for the respective reporting period. We allocate the remaining net income among the limited and general partners in accordance with their respective 98% and 2% interests.

Net Income per Unit Applicable to Limited Partners

We have identified the general partner and the subordinated units as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners are the same because we have no potentially dilutive securities outstanding. The amount of net income per unit allocated to subordinated units was equal to the amount allocated to the common units for the periods prior to the conversion of the subordinated units into common units in May 2006.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that are excluded from net income, such as foreign currency translation adjustments.

Derivative Financial Instruments

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (Statement No. 133). As a result, changes in the fair value of the derivatives completely offset the changes in the fair value of the underlying hedged debt.

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of certain of our product inventories and related firm commitments.

Derivative instruments designated and qualifying as fair value hedges under Statement No. 133 (Fair Value Hedges) are recorded in the consolidated balance sheets as assets or liabilities at fair value, with related mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory or firm commitment, together with the resulting hedge ineffectiveness, is recognized concurrently in “Cost of product sales.” We record derivative instruments that do not qualify for hedge accounting under Statement No. 133 (Economic Hedges) in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” Fair value is based on quoted market prices.

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.”

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Unit-based Compensation

NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, has adopted various long-term incentive plans, which provide the Compensation Committee of the Board of Directors of NuStar GP, LLC with the right to grant employees and directors of NuStar GP, LLC providing services to NuStar Energy the right to receive NS common units. NuStar GP, LLC accounts for awards of NS unit options and restricted units at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an entity

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other than the employer to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. NuStar GP, LLC determines the fair value of NS unit options using the Black-Scholes model at each reporting date. NuStar GP, LLC determines the fair value of NS restricted units using the market price of NS common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value of the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.

NuStar GP Holdings has adopted a long-term incentive plan that provides the Compensation Committee of the Board of Directors of NuStar GP Holdings with the right to grant employees, consultants and directors of NuStar GP Holdings and its affiliates, including NuStar GP, LLC, rights to receive NuStar GP Holdings common units. NuStar GP Holdings accounts for awards of NSH restricted units and unit options granted to its directors or employees of NuStar GP, LLC at fair value in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R). The fair value of NSH unit options is determined using the Black-Scholes model at the grant date, and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. NuStar GP Holdings recognizes compensation expense for NSH restricted units and unit options ratably over the vesting period based on the fair value of the units at the grant date.

We reimburse our general partner for the expense resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. We include such compensation expense in “General and administrative expenses” on the consolidated statements of income. We do not reimburse our general partner for the expense resulting from NSH awards to non-employee directors of NuStar GP Holdings.

Under these long-term incentive plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of Statement No. 123R and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Margin Deposits

Margin deposits relate to our exchange-traded derivative contracts and generally vary based on changes in the value of the contracts. Margin deposits are included in “Other current assets” in the consolidated balance sheets.

New Accounting Pronouncements

FASB Statement No. 141R. In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (Revised 2007), “Business Combinations” (Statement No. 141R). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, subject to limited exceptions. Statement No. 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement No. 141R also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted Statement No. 141R effective January 1, 2009.

FASB Statement No. 161. In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement No. 161). Statement No. 161 amends and expands the disclosure requirements under Statement No. 133. Statement No. 161 requires enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity’s financial performance, financial position and cash flows. Statement No. 161 is effective January 1, 2009. Retrospective application for previous periods is encouraged but not required. We adopted Statement No. 161 effective January 1, 2009 and do not expect it to have a material impact on our disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

EITF 07-4. In March 2008, the FASB ratified its consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (EITF No. 07-4). EITF No. 07-4 applies to master limited partnerships with incentive distribution rights (IDRs) that are accounted for as equity interests. EITF 07-4 states that IDRs are participating securities under Statement No. 128 and should be allocated earnings in the calculation of earnings per share. This allocation of earnings would be limited to the amounts distributable to the IDR holders in accordance with the partnership agreement. Retrospective application for comparative periods presented is required. We adopted EITF No. 07-4 effective January 1, 2009 and do not expect it to materially affect our computation of earnings per unit.

FASB Staff Position FAS 142-3. In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP FAS 142-3 effective January 1, 2009 and do not expect it to materially affect our financial position or results of operations.

FASB Staff Position FAS 157-3. In October 2008, the FASB issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of Statement No. 157 in cases where a market is not active. FSP FAS 157-3 was effective upon issuance and did not materially affect our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

3. ACQUISITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $838.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.5 million barrels, 1.2 million barrels, and 0.2 million barrels, respectively.

We funded the acquisition with proceeds from our common unit offerings in November 2007 and April 2008, related contributions from our general partner to maintain its 2% interest, proceeds from our issuance of $350.0 million of senior notes and borrowings under our revolving credit agreement. The results of operations for the refineries, including the two related terminals in Paulsboro and Savannah, as well as the associated marketing activities, are included in the asphalt and fuels marketing segment. The results of operations for the Wilmington terminal are included in the storage segment.

The acquisition of the East Coast Asphalt Operations complements our existing asphalt marketing operations, gives us exposure to the largest asphalt market in the United States, diversifies our customer base and expands our geographic presence.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations. In the fourth quarter, we adjusted our preliminary purchase price allocation. The adjusted purchase price and preliminary purchase price allocation were as follows (in thousands):

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,184
Fair value of liabilities assumed	35,307

Purchase price	$838,491

Inventories	$327,312
Other current assets	1,439
Property, plant and equipment	450,310
Goodwill	20,201
Intangible assets	11,510
Other long-term assets	27,719

Purchase price allocation	$838,491

The consolidated statements of income include the results of operations for the East Coast Asphalt Operations commencing on March 20, 2008. The unaudited pro forma financial information presented below combines the historical financial information for the East Coast Asphalt Operations and the Partnership for those periods. This information assumes that we:

•	completed the acquisition of the East Coast Asphalt Operations on January 1, 2007;
•	issued approximately 7.7 million common units for net proceeds of $379.3 million;
•	received a contribution from our general partner of approximately $8.0 million to maintain its 2% interest;
•	issued $350.0 million of 7.65% senior notes; and
•	borrowed approximately $69.0 million under our revolving credit agreement.

The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$5,008,623	$3,395,379
Operating income	318,626	241,181
Net income	254,539	168,028
Net income per unit applicable to limited partners	$4.13	$2.64

St. James Crude Facility

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million (the St. James Acquisition). The acquisition included 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on the west bank of the Mississippi River approximately 60 miles west of New Orleans. We funded the acquisition with borrowings under our existing revolving credit agreement. The financial statements include the results of operations in the storage segment commencing on December 1, 2006.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The St. James Acquisition was accounted for using the purchase method. The purchase price and purchase price allocation were as follows (in thousands):

Cash paid for St. James Terminal	$140,900
Transaction costs	759

Total	$141,659

Current assets	$53
Property and equipment	126,258
Goodwill	13,898
Intangible assets	1,450

Total	$141,659

Since the effect of the St. James Acquisition was not significant, we have not presented pro forma financial information for the year ended December 31, 2006 that gives effect to the St. James Acquisition as of January 1, 2006.

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All-American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the transportation segment commencing on January 1, 2006.

4. DISPOSITIONS

Sale of Investment in Skelly-Belvieu

On December 1, 2008, we agreed to dispose of our interest in the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu), which owns a liquefied petroleum gas pipeline in Texas, to Enterprise Products Operating LLC. See Note 10. Investment in Joint Ventures below for further discussion on our investments in joint ventures, including Skelly-Belvieu.

Sale of Australia and New Zealand Subsidiaries

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. This transaction included the sale of eight terminals with an aggregate storage capacity of approximately 1.1 million barrels. The results of operations for the Australia and New Zealand Subsidiaries for 2006 have been included in income from discontinued operations. Revenues and pre-tax income related to the Australia and New Zealand Subsidiaries, included in income from discontinued operations, were $5.0 million and $0.6 million, respectively, for the year ended December 31, 2006. Additionally, the income from discontinued operations includes interest expense of approximately $0.8 million allocated to the Australia and New Zealand Subsidiaries for the year ended December 31, 2006, which was based upon the expected proceeds and the interest rate applicable to our debt.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
Balance as of beginning of year	$365	$1,220
Increase (decrease) in allowance	973	(544)
Accounts charged against the allowance, net of recoveries	(119)	(324)
Foreign currency translation	(45)	13

Balance as of end of year	$1,174	$365

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
Crude oil	$14,912	$-
Finished products	205,662	88,532

Total	$220,574	$88,532

We purchase crude oil for the production of asphalt and other refined products. Our “Finished products” consist of asphalt, intermediates, gasoline, distillates and other petroleum products. We purchase gasoline, distillates and other petroleum products for resale.

7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
Prepaid expenses	$13,882	$7,506
Product imbalances	11,502	13,597
Supplies inventory	9,402	7,645
Derivatives, net	3,610	8,601
Other	3,925	275

Other current assets	$42,321	$37,624

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2008	2007
	(Years)	(Thousands of Dollars)
Land	-	$114,323	$108,216
Land and leasehold improvements	10 - 35	91,843	75,013
Buildings	15 - 40	46,663	39,789
Pipelines, storage and terminals	20 - 35	2,688,198	2,435,381
Refining equipment	20 - 35	412,549	-
Rights-of-way	20 - 40	102,336	102,217
Construction in progress	-	51,661	183,500

Total		3,507,573	2,944,116
Less accumulated depreciation and amortization		(565,749)	(452,030)

Property, plant and equipment, net		$2,941,824	$2,492,086

Capitalized interest costs included in property, plant and equipment were $5.1 million, $6.0 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation and amortization expense for property, plant and equipment was $125.3 million, $102.8 million and $92.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$70,410	$(21,476)	$58,900	$(14,690)
Non-compete agreements	1,515	(1,464)	1,765	(1,407)
Terminalling agreement	1,000	(667)	1,000	(333)
Other	2,809	(423)	2,809	(282)

Total	$75,734	$(24,030)	$64,474	$(16,712)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.6 million, $7.2 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2009	$7,567
2010	7,183
2011	7,183
2012	7,093
2013	7,093

10. INVESTMENT IN JOINT VENTURES

The following table presents summarized combined unaudited financial information related to our joint ventures as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008 (a)	2007
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$5,098	$10,387
Property, plant and equipment, net	48,068	81,645

Total assets	$53,166	$92,032

Current liabilities	$3,997	$6,328
Members’ equity	49,169	85,704

Total liabilities and members’ equity	$53,166	$92,032

	Year Ended December 31,
	2008 (a)	2007	2006
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$35,904	$31,502	$28,858
Net income	15,635	13,528	12,355
Our share of net income (b)	8,030	6,833	5,969
Our share of distributions	2,835	544	5,268

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(a)	The balance sheet information above does not include Skelly-Belvieu, and the statement of income information includes Skelly-Belvieu through November 30, 2008.
(b)

Our share of net income shown in the table includes $0.1 million of income that is included in income from discontinued operations in the consolidated statement of income for the year ended December 31, 2006.

ST Linden Terminals, LLC

Formed in 1998, the 44-acre facility provides us with deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. As part of the final allocation in 2006 of the purchase price of Kaneb, we recorded our investment in Linden at fair value. As a result, the carrying value of our investment in Linden exceeds our 50% share of its members’ equity. This excess totaled $44.2 million and $44.5 million as of December 31, 2008 and 2007, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.

Skelly-Belvieu Pipeline Company

Formed in 1993, the Skelly-Belvieu Pipeline owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. On December 1, 2008, we agreed to dispose of our interest in Skelly-Belvieu. We received proceeds of $36.0 million and recognized a gain of $18.9 million in “Other income, net” in the consolidated statements of income.

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
Employee wages and benefit costs	$16,198	$17,633
Unearned income	2,125	2,401
Environmental costs	3,994	5,435
Product imbalances	2,193	10,513
Deferred insurance proceeds	2,674	-
Other	10,270	11,207

Accrued liabilities	$37,454	$47,189

12. NOTES PAYABLE

Term Loan Agreement

In March 2008, we closed on a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The $124.0 million balance on the Term Loan Agreement was paid in full in April 2008 with the proceeds from our equity offering.

Lines of Credit

During the year ended December 31, 2008, we had three short-term lines of credit with an uncommitted borrowing capacity of up to $65.0 million. We borrowed $622.8 million and repaid $602.8 million during the year ended December 31, 2008 under these uncommitted, short-term lines of credit based on current working capital needs. The interest rates and maturities on these uncommitted, short-term lines of credit vary and are determined at the time of the borrowing. The interest rates for these lines fluctuate with the Federal Funds rate.

As of December 31, 2008, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. Outstanding borrowings on this line of credit totaled $20.0 million as of December 31, 2008 at an interest rate of 2.1%. The weighted-average interest rate related to outstanding borrowings under this short-term line of credit during the year ended December 31, 2008 was 2.7%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
$1.2 billion revolving credit agreement	$555,294	$527,976
7.65% senior notes due 2018, net of unamortized discount of ($661) in 2008	349,339	-
6.05% senior notes due 2013, net of unamortized discount of ($273) in 2008 and ($337) in 2007 and a fair value adjustment of $10,433 in 2008 and $1,646 in 2007	240,092	231,241
6.875% senior notes due 2012, net of unamortized discount of ($111) in 2008 and ($143) in 2007 and a fair value adjustment of $4,851 in 2008 and $586 in 2007	104,740	100,444
7.75% senior notes due 2012, including a fair value adjustment of $22,522 in 2008 and $28,225 in 2007	272,522	278,225
5.875% senior notes due 2013, including a fair value adjustment of $8,982 in 2008 and $10,668 in 2007	258,982	260,668
UK term loan	30,748	41,628
Gulf Opportunity Zone revenue bonds	56,200	-
Port Authority of Corpus Christi note payable	4,811	6,107

Total debt	1,872,728	1,446,289
Less current portion	(713)	(663)

Long-term debt, less current portion	$1,872,015	$1,445,626

The long-term debt repayments are due as follows (in thousands):

2009	$713
2010	770
2011	832
2012	936,941
2013	480,902
Thereafter	406,827

Total repayments	1,826,985
Net fair value adjustment and unamortized discount	45,743

Total debt	$1,872,728

Interest payments totaled $103.9 million, $89.5 million and $75.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NuStar Logistics’ 7.65%, 6.05% and 6.875% Senior Notes

On April 4, 2008, NuStar Logistics issued $350.0 million of 7.65% senior notes under our $3.0 billion shelf registration statement for net proceeds of $346.2 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement described below. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018. The interest rate payable on the notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies.

The $229.9 million of 6.05% senior notes mature in 2013, with interest payable semi-annually in arrears on March 15 and September 15 of each year.

The $100.0 million of 6.875% senior notes mature in 2012, with interest payable semi-annually in arrears on January 15 and July 15 of each year.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 7.65%, 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of NuStar Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. Those notes also include a change-in-control provision, which requires that (1) an investment-grade entity own, directly or indirectly, 51% of our general partner interests; and (2) we (or an investment-grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

Valero Energy’s December 22, 2006 sale of its remaining interests in NuStar GP Holdings, which does not have an investment grade rating, triggered the change-in-control provision, and NuStar Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our then-active $600 million revolving credit agreement on February 1, 2007. The retirement of those senior notes did not significantly affect either our financial position or results of operations.

NuPOP’s 7.75% and 5.875% Senior Notes

As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by NuPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. We use the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the remaining lives of the senior notes.

The senior notes were issued in two series, the first of which bears interest at 7.75% annually (due semi-annually on February 15 and August 15) and matures February 15, 2012. The second series bears interest at 5.875% annually (due on June 1 and December 1) and matures June 1, 2013.

The 7.75% and 5.875% senior notes do not contain sinking fund requirements. These notes contain restrictions on our ability to incur indebtedness secured by liens, to engage in certain sale-leaseback transactions, to engage in certain transactions with affiliates, as defined, and to utilize proceeds from the disposition of certain assets. At the option of NuPOP, the 7.75% and 5.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy. In connection with the Kaneb Acquisition, NuStar Energy fully and unconditionally guaranteed the outstanding senior notes issued by NuPOP. Additionally, effective July 1, 2005, both NuStar Logistics and NuPOP fully and unconditionally guaranteed the outstanding senior notes of the other. NuPOP will be released from its guarantee of senior notes issued by NuStar Logistics when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument.

2007 Revolving Credit Agreement

On December 10, 2007, NuStar Logistics replaced the existing $600 million revolving credit agreement with the $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes a Euro sub-limit of $250 million. Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics’ public debt instruments.

The 2007 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR based rate, which was 1.9% as of December 31, 2008. The weighted-average interest rate related to borrowings under the 2007 Revolving Credit Agreement during the year ended December 31, 2008 was 3.7%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2007 Revolving Credit Agreement is diversified with 24 participating banks. However, the participating banks include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which we had $17.0 million outstanding as of December 31, 2008. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $610.7 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2008. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement includes restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the consolidated debt coverage ratio must not exceed 5.50-to-1.00. Management believes that we are in compliance with all ratios and covenants of the 2007 Revolving Credit Agreement as of December 31, 2008.

UK Term Loan

NuPOP’s UK subsidiary, NuStar Terminals Limited, formerly Kaneb Terminals Limited, is the borrower of £21 million ($30.7 million and $41.6 million as of December 31, 2008 and 2007, respectively). This amended and restated term loan agreement (the UK Term Loan) bears interest at 6.65% annually and matures on December 11, 2012.

On December 11, 2007, the UK Term Loan was amended to be consistent with the covenants and provisions of the 2007 Revolving Credit Agreement. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2008.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with the St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The average interest rate was 2.3% for the year ended December 31, 2008. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to the St. James terminal expansion. As of December 31, 2008, we have received $52.3 million from the trustee, of which $0.6 million was used to pay bond issuance costs. As of December 31, 2008, the remaining funds in trust are included in “Other long-term assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. One of the lenders under our 2007 Revolving Credit Agreement issued a letter of credit in the amount of $56.9 million on our behalf, to guarantee the payment of interest and principal on the bonds. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics and was issued under our 2007 Revolving Credit Agreement.

Port Authority of Corpus Christi Note Payable

The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8.0% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi. The wharfage and dockage fees paid to the Port Authority of Corpus Christi in connection with the use of the crude oil storage facility have exceeded certain limits per the terms of the note, which have accelerated the repayment of the unpaid principal balance.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. HEALTH, SAFETY AND ENVIRONMENTAL MATTERS

Our operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications, among others. Our operations are also subject to extensive federal and state health and safety laws and regulations, including those relating to pipeline safety. The principal environmental and safety risks associated with our operations relate to unauthorized emissions into the air, unauthorized releases into soil, surface water or groundwater, and personal injury and property damage. Compliance with these environmental and safety laws, regulations and permits increases our capital expenditures and our overall cost of business, and violations of these laws, regulations and/or permits can result in significant civil and criminal liabilities, injunctions or other penalties.

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

We have adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, process safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of petroleum products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

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

The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
Balance as of beginning of year	$11,124	$13,683
Additions to accrual	4,393	3,872
Payments	(4,877)	(6,474)
Foreign currency translation	(370)	43

Balance as of end of year	$10,270	$11,124

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
Accrued liabilities	$3,994	$5,435
Other long-term liabilities	6,276	5,689

Accruals for environmental matters	$10,270	$11,124

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2008, we have recorded $0.8 million of accruals related to settled matters and $80.7 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain.

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement. We have sought relief from the bankruptcy stay in order to pursue our appellate rights.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ.

Eres Matter.    In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. We intend to vigorously defend against these claims.

Department of Justice Matter.    In February 2008, the DOJ advised us that the EPA has requested that the DOJ initiate a lawsuit against us for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII by August 30, 1994, and (b)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

maintaining Spill Prevention, Control and Countermeasure Plans (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. In November 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, we have been served with additional subpoenas. The search warrant and subpoenas all sought information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations. We have cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, we are currently in negotiations with the U.S. Attorney and the EPA to resolve this matter. There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods we would be required to pay such liability.

Commitments

Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2008 are as follows:

	Payments Due by Period
	2009	2010	2011	2012	2013	There- after	Total
	(Thousands of Dollars)
Operating leases	$40,151	$30,970	$27,428	$23,853	$21,008	$153,403	$296,813
Purchase obligations:
Crude oil	901,995	901,995	901,995	901,995	901,995	1,127,494	5,637,469
Other purchase obligations	64,224	20,521	16,520	1,398	962	743	104,368

Rental expense for all operating leases totaled $45.2 million, $21.0 million and $15.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our operating leases consist primarily of leases for tug and barges utilized at our St. Eustatius facility, leases related to our acquisition of the East Coast Asphalt Operations for storage capacity at third-party terminals and land leases at terminal facilities. In 2008, we entered into a ten-year lease commitment of approximately $89.0 million for tugs and barges to be utilized at our St. Eustatius facility.

Our crude oil purchase obligations result from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this commitment fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the value of the crude oil purchase obligation based on market prices as of December 31, 2008.

In recent months, the Organization of the Petroleum Exporting Countries announced its intention to reduce crude oil production in response to dramatically lower demand for refined products. As a result, we received notice in January 2009 that our scheduled deliveries of Boscan crude oil would be reduced by 600,000 barrels in February and March from

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the amounts specified in our crude supply agreement with PDVSA. To date, we have replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. We have not received notification of any further supply reductions from PDVSA.

We have other purchase obligations mainly related to the purchase of petroleum products for resale to our customers.

16. FAIR VALUE MEASUREMENTS

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

We adopted the recognition and disclosure provisions of Statement No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of these provisions has not materially affected our financial position or results of operations.

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

The following assets and liabilities are measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$(2,441)	$-	$-	$(2,441)
Other current assets:
Derivatives	8,502	-	-	8,502
Product imbalances	-	11,502	-	11,502
Other long-term assets, net:
Interest rate swaps	-	15,284	-	15,284
Accrued liabilities:
Firm commitments	706			706
Product imbalances	-	(2,193)	-	(2,193)

Total	$6,767	$24,593	$-	$31,360

Derivatives

A portion of our product inventories and related firm commitments qualify for fair value hedge treatment under Statement No. 133. The fair value of the respective hedged items is determined using quoted public spot market prices. As of December 31, 2007, the portion of our product inventory that qualified for fair value hedge treatment under Statement No. 133 was $1.6 million, and there were no related firm commitments.

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX. Therefore, the fair values of these contracts are based on quoted prices in active markets. We have consistently applied these valuation techniques in all periods presented. As of December 31, 2007, the fair value of our derivative instruments included in “Accrued liabilities” in our consolidated balance sheets was $4.6 million.

Interest Rate Swaps

The fair value of the interest rate swaps was determined using discounted cash flows, which uses observable inputs such as time to maturity and market interest rates. As of December 31, 2007, the aggregate fair value of our interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $2.2 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product Imbalances

We value assets and liabilities related to product imbalances by petroleum product at adjusted market prices as of the reporting date. As of December 31, 2007, we had $13.6 million of product imbalance assets and $10.5 million of product imbalance liabilities in our consolidated balance sheets.

17. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also approves all new commodity and trading risk management strategies in accordance with our Risk Management Policy, as approved by our board of directors.

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of certain of our product inventories and related firm commitments.

The changes in the fair value of inventories and firm commitments designated as hedged items and the resulting ineffectiveness of our fair value hedges were as follows:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
(Decrease) increase in the fair value of inventories and firm commitments	$(3,344)	$1,608
Ineffectiveness gain	$424	$126

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

The earnings impact of our derivative activity was as follows:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
Commodity price risk hedging gain (loss):
Mark-to-market, net	$9,784	$(3,017)
Settled	(44,650)	(4,519)

Total	$(34,866)	$(7,536)

Trading gain (loss):
Mark-to-market, net	$(3)	$3
Settled	(1,209)	(2,332)

Total	$(1,212)	$(2,329)

For the year ended December 31, 2008, the commodity price-risk hedging loss includes $60.7 million associated with certain crude oil and intermediate product futures contracts. We entered into these contracts concurrently with our acquisition of the East Coast Asphalt Operations to limit the volatility from price fluctuations on a portion of the inventory we acquired. However, the price of crude oil increased dramatically from the date we entered into the hedges until May 2008, at which time we terminated the contracts prior to their expiration. As of December 31, 2008, we did not have any derivative contracts related to the inventories of the East Coast Asphalt Operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Risk

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2008 and 2007, the weighted-average interest rate for our interest rate swaps was 3.0% and 6.1%, respectively.

The estimated fair value of our fixed-rate debt as of December 31, 2008 and 2007 was $1,157.5 million and $927.2 million, respectively, as compared to the carrying amount of $1,261.2 million and $918.3 million, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. Interest rates on borrowings under our variable rate debt float with market rates and thus the carrying amount approximates fair value.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

For the year ended December 31, 2008, no single customer accounted for more than 10% of our consolidated operating revenues. For the years ended December 31, 2007 and 2006 we derived approximately 18% and 23%, respectively, of our revenues from Valero Energy and its subsidiaries, our largest customer, and no other single customer accounted for more than 10% of our consolidated operating revenues.

18. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $3.4 million and a receivable of $0.8 million, as of December 31, 2008 and 2007, respectively, with both amounts representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of December 31, 2008 and 2007 of $6.6 million and $5.7 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

Prior to December 22, 2006, Valero Energy controlled our general partner. We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs and lease expense, which were reported as related party transactions in the consolidated statements of income. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting transactions with Valero Energy as related party transactions subsequent to that date.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the years ended December 31, 2008 and 2007 and with Valero Energy for the year ended December 31, 2006:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Revenues	$-	$-	$260,980
Operating expenses	115,291	93,211	94,587
General and administrative expenses	44,988	37,702	32,183

Agreements with NuStar GP Holdings

GP Services Agreement. In April 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

Under the Administration Agreement, NuStar GP Holdings paid annual charges of $500,000, subject to certain adjustments, to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to NuStar GP Holdings. NuStar GP Holdings also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to NuStar GP Holdings.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

For 2008, the Holdco Administrative Services Expense totaled $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $0.9 million, $0.5 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Non-Compete Agreement. On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006 when NuStar GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement, dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity.

Agreements with Valero Energy

We are a party to a number of operating agreements with Valero Energy, which was a related party during 2006, that govern the required services provided to and received from Valero Energy. Most of the operating agreements include adjustment provisions, which allow us to increase the handling, storage and throughput fees we charge to Valero Energy based on a consumer price index. In addition, we review our pipeline tariffs, which are adjusted annually based on an inflation index and may also be adjusted to take into consideration additional costs incurred to provide the transportation services. The following summarizes the significant terms of the individual agreements.

Services Agreement. Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us a net administrative services fee, which was $1.8 million for the year ended December 31, 2006.

Although Valero Energy no longer provided employees to work directly on our behalf during 2007, they continued to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Under the 2007 Services Agreement, we paid Valero Energy approximately $1.1 million for the year ended December 31, 2007 for certain administrative services and telecommunication services. On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. In accordance with the terms of the 2007 Services Agreement, Valero Energy paid us a termination fee of $13.0 million in May 2007 and continued providing certain services over a period of time sufficient to allow us to assume those functions by the end of 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Omnibus Agreement. On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, NuStar GP, LLC, Riverwalk Logistics, L.P., and NuStar Logistics. The 2006 Omnibus Agreement superseded the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governed potential competition between Valero Energy and us. With the closing of NuStar GP Holding’s secondary public offering on December 22, 2006, Valero Energy ceased to own 20% or more of us, which allows Valero Energy to compete with us. Also under the 2006 Omnibus Agreement, Valero Energy agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement – McKee, Three Rivers and Ardmore. Under the terms of the Pipelines and Terminals Usage Agreement dated April 16, 2001, we provided transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy had agreed through April 2008:

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

In the event Valero Energy did not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy would have been required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the period from January 1, 2008 through April 15, 2008 and the years ended December 31, 2007 and 2006, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy had agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products. The Pipelines and Terminals Usage Agreement expired on April 16, 2008.

Crude Oil Storage Tank Agreements. In conjunction with the acquisition of the Crude Oil Storage Tanks in March 2003, we entered into the following agreements with Valero Energy:

•

Handling and Throughput Agreement, dated March 2003, pursuant to which Valero Energy agreed to pay us a fee for 100% of crude oil and certain other feedstocks delivered to the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use our logistic assets for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement is ten years, which may be extended by Valero Energy for up to an additional five years.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

South Texas Pipelines and Terminals Agreements. In conjunction with the acquisition of the South Texas Pipelines and Terminals in March 2003, we entered into the following agreements with Valero Energy:

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

St. James Terminalling Agreement. On December 1, 2006, we executed a terminal services agreement with Valero Energy for the St. James, Louisiana crude oil facility (the St. James Terminal Agreement). Pursuant to the St. James Terminal Agreement, we will provide crude oil storage and blending services to Valero Energy for a minimum throughput fee of $1.175 million per month, plus $0.08 per barrel throughput in excess of 4 million barrels per month and $0.03 per barrel blended. The St. James Terminal Agreement has an initial term of five years, with an option to extend for an additional five years, provided that Valero Energy provides notice of its intent to extend the term at least one year prior to the expiration of the initial term.

19. EMPLOYEE BENEFIT PLANS AND LONG-TERM INCENTIVE PLANS

Employee Benefit Plans

We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. Prior to July 1, 2006, the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy, which included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. On July 1, 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC.

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit plan that became effective July 6, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income based on years of service and compensation during the period of service. Employees may become eligible to receive benefits after five years of service, which includes service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with service for certain employees who were participants in the Valero Energy pension plan through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by NuStar GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan. Effective January 1, 2008, that plan was

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amended to comply with changes to Internal Revenue Code Section 409A (Section 409A) and change the name of the plan. The Pension Plan was further amended effective January 1, 2009 to require employees to complete one “year of service,” as defined in the Pension Plan, in order to participate in the Pension Plan.

NuStar GP, LLC also has an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP) that provide benefits to a select group of management or other highly compensated employees of NuStar GP, LLC. The Excess Pension Plan and SERP were each amended effective January 1, 2008 to comply with changes to Section 409A.

The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan which became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 30% of their total annual compensation. The maximum match by NuStar GP, LLC was 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation. Effective January 1, 2008, the Thrift Plan was amended to comply with changes to Section 409A and change the maximum match by NuStar GP, LLC to 100% of each participant’s total contribution up to 6% based on the participant’s total annual compensation. The Thrift Plan was further amended effective January 1, 2009 to require temporary employees to complete one year of service in order to participate in the Thrift Plan (“temporary employees” and “year of service,” each as defined in the Thrift Plan).

NuStar GP, LLC also has an excess thrift plan (the Excess Thrift Plan) which became effective July 1, 2006 and provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations under the Internal Revenue Code. The Excess Thrift Plan was amended effective January 1, 2008 to comply with changes to Section 409A.

NuStar GP, LLC also provides a post-retirement medical benefits plan for retired employees, referred to as other post-retirement benefits.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA. All costs incurred by NuStar GP, LLC related to these employee benefit plans were and will continue to be reimbursed by us at cost.

Long-Term Incentive Plans

NuStar GP, LLC also sponsors the following:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units. As of December 31, 2008, a total of 471,117 common units remained available to be awarded under the 2000 LTIP.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and DERs. As of December 31, 2008, a total of 259,719 common units remained available to be awarded under the UIP.

•

The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2008.

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights of NuStar GP Holdings, LLC. As of December 31, 2008, a total of 1,627,029 NuStar GP Holdings units remained available to be awarded under the 2006 LTIP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our share of compensation expense related to the various long-term incentive plans described above totaled $5.3 million, $3.8 million and $2.4 million, respectively, for the years ended December 31, 2008, 2007 and 2006. We record such amounts in “General and administrative expenses” in the consolidated statements of income for those years.

The number of awards granted under the above noted plans were as follows:

	Year Ended December 31,
	2008			2007			2006
	Granted	Vesting		Granted	Vesting		Granted	Vesting
2000 LTIP:
Performance awards	14,470	(a	)	10,840	(a	)	8,940	(a	)
Unit options	10,670	1/5 per year		204,675	1/5 per year		203,975	1/5 per year
Restricted units	236,868	1/5 per year		117,575	1/5 per year		51,140	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC) (b)	5,625	1/3 per year		3,510	1/3 per year		2,307	1/3 per year
UIP:
Unit options	795	1/5 per year		-	-		15,200	1/5 per year
Restricted units	13,795	1/5 per year		12,730	1/5 per year		9,740	1/5 per year
2006 LTIP:
Unit options	-	-		324,100	(c	)	-	-
Restricted units	30,300	1/5 per year		-	-		-	-
Restricted units (grants to non-employee directors of NuStar GP Holdings) (b)	10,308	1/3 per year		5,489	1/3 per year		2,886	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.
(b)	We do not reimburse NuStar GP, LLC for compensation expense relating to these plans.
(c)	Unit options granted under the 2006 LTIP vest in annual one-third increments beginning on the third anniversary of the grant date.

20.	OTHER INCOME

Other income consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Sale of interest in Skelly-Belvieu (see Note 10)	$18,867	$-	$-
Sale or disposal of fixed assets	7,589	7,869	474
Business interruption insurance	3,504	12,492	-
2007 Services Agreement termination fee (see Note 18)	-	13,000	-
Legal settlements	-	5,758	-
Foreign exchange gains (losses)	5,888	(6,261)	1,011
Other	1,891	5,972	1,767

Other income, net	$37,739	$38,830	$3,252

The business interruption insurance amount consists of insurance proceeds related to lost earnings at our pipelines and terminals that serve Valero Energy’s McKee refinery, which experienced a fire in February 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. PARTNERS’ EQUITY, ALLOCATIONS OF NET INCOME AND CASH DISTRIBUTIONS

Partners’ Equity

In April 2008, we issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our then-active term loan agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received net proceeds of $143.1 million and a contribution of $3.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay a portion of the outstanding principal balance under our then-active $600 million revolving credit agreement.

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

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$254,018	$150,298	$149,530
Charges reimbursed by general partner	—	—	575

Net income before charges reimbursed by general partner	254,018	150,298	150,105
Less general partner incentive distribution (a)	24,764	18,426	14,778

Net income before charges reimbursed by general partner and after general partner incentive distribution	229,254	131,872	135,327
General partner interest	2%	2%	2%

General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	4,586	2,637	2,707
Charges reimbursed by general partner	—	—	(575)
General partner incentive distribution	24,764	18,426	14,778

Net income applicable to general partner	$29,350	$21,063	$16,910

(a)

For the first quarter of 2008, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the incentive distribution rights, was greater than the net income allocation to the general partner.

Cash Distributions

We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive a minimum quarterly distribution of $0.60 per unit each quarter ($2.40 annualized). Our cash is first distributed 98% to the limited partners and 2% to the general partner until there has been distributed to the unitholders an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

The general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$5,058	$4,092	$3,742
General partner incentive distribution	25,294	18,426	14,778

Total general partner distribution	30,352	22,518	18,520
Limited partners’ distribution	222,470	182,076	168,515

Total cash distributions	$252,822	$204,594	$187,035

Cash distributions per unit applicable to limited partners	$4.085	$3.835	$3.600

In January 2009, we declared a quarterly cash distribution of $1.0575 that was paid on February 12, 2009 to unitholders of record on February 5, 2009. This distribution related to the fourth quarter of 2008 and totaled $65.8 million, of which $8.2 million represented the general partner’s share of such distribution. The general partner’s distribution included a $6.9 million incentive distribution.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable notes receivable	$(52,372)	$(22,079)	$27,307
Receivable from related party	786	(786)	1,168
Inventories	193,992	(71,457)	257
Other current assets	6,920	(8,603)	6,181
Increase (decrease) in current liabilities:
Payable to related party	3,760	(2,315)	(9,493)
Accounts payable	(16,419)	72,918	(7,106)
Accrued interest payable	4,781	182	1,135
Accrued liabilities	(13,237)	9,546	(8,300)
Taxes other than income taxes	4,730	2	1,345
Income taxes payable	76	1,266	(1,799)

Changes in current assets and current liabilities	$133,017	$(21,326)	$10,695

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the following reasons:

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the East Coast Asphalt Operations acquisition; and
•	certain differences between consolidated balance sheet changes and amounts reflected above result from translating foreign currency denominated amounts at different exchange rates.

Non-cash investing and financing activities for the year ended December 31, 2008 included:

•	adjustment to property, plant and equipment and other long-term assets relating to a non-amortizing asset on our ammonia pipeline;
•	increase in the fair value of our interest rate swaps; and
•	the recognition of a note payable and related other current asset pertaining to insurance.

Non-cash investing and financing activities for the year ended December 31, 2007 included:

•

adjustments to property, plant and equipment, goodwill and intangible assets resulting from the final purchase price allocations related to the St. James crude oil storage facility acquisition in December 2006;

•	the recognition of a note payable and related other current asset pertaining to insurance; and
•	adjustments to the fair value of our interest rate swap agreements.

Non-cash investing activities for the year ended December 31, 2006 included adjustments mainly to property, plant and equipment and goodwill resulting from the final purchase price allocation related to the Kaneb Acquisition in July 2005.

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$98,810	$83,450	$73,206
Cash paid for income taxes, net of tax refunds received	$12,231	$9,081	$7,234

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Current:
U.S.	$1,059	$2,373	$245
Foreign	9,910	8,799	5,690

Total current	10,969	11,172	5,935

Deferred:
U.S.	(1,280)	827	(3,681)
Foreign	1,317	(551)	3,607

Total deferred	37	276	(74)

Total income tax expense	$11,006	$11,448	$5,861

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
U.S.:
Net operating losses	$23,283	$21,509
Environmental and legal reserves	14,252	14,611
Other	902	784
Valuation allowance	(13,366)	(13,276)

Deferred tax assets – U. S.	25,071	23,628

Property, plant and equipment	(12,644)	(13,006)

Net deferred income tax asset – U.S.	$12,427	$10,622

Foreign:
Other	$1,022	$1,057
Capital loss	1,569	2,292
Valuation allowance	(1,312)	(1,977)

Deferred tax assets – foreign	1,279	1,372

Property, plant and equipment	(28,649)	(35,568)

Net deferred income tax liability – foreign	$(27,370)	$(34,196)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $66.5 million, which are subject to various limitations on use and expire in years 2009 through 2028.

As of December 31, 2008 and 2007, we have recorded a valuation allowance, substantially all of which was recorded in conjunction with the allocation of the purchase price of the Kaneb Acquisition, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal net operating loss carryforwards, before they expire. The net change in the total valuation allowance for the year ended December 31, 2008 was a decrease of $0.6 million. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable.

The realization of net deferred income tax assets recorded as of December 31, 2008 is dependent upon our ability to generate future taxable income in the United States. We believe it is more-likely-than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2008 will be realized, based on expected future taxable income and potential tax planning strategies.

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

24. SEGMENT INFORMATION

Beginning in the second quarter of 2008, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we have changed the way we report our segmental results. All product sales and related costs, including those associated with the East Coast Asphalt Operations, are included in the asphalt and fuels marketing segment. Also, the refined product terminals and crude oil storage tanks segments have been combined into the storage segment and the refined products pipelines and crude oil pipelines segments have been combined into the transportation segment. Previous periods have been restated to conform to this presentation.

Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Product sales included in our asphalt and fuels marketing segment consist of sales of asphalt and other petroleum products to third parties. Intersegment revenues are derived from storage and throughput rates consistent with rates charged to third parties and pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$423,730	$400,058	$355,144
Intersegment revenues	30,359	10,569	8,269

Total storage	454,089	410,627	363,413
Transportation:
Third party revenues	316,900	296,565	281,010
Intersegment revenues	878	231	-

Total transportation	317,778	296,796	281,010
Asphalt and fuels marketing:
Third party revenues	4,088,140	778,391	501,107
Intersegment revenues	29	-	-

Total asphalt and fuels marketing	4,088,169	778,391	501,107
Consolidation and intersegment eliminations	(31,266)	(10,800)	(8,269)

Total revenues	$4,828,770	$1,475,014	$1,137,261

Depreciation and amortization expense:
Storage	$66,706	$62,317	$53,121
Transportation	50,749	49,946	47,145
Asphalt and fuels marketing	14,734	423	-
Consolidation and intersegment eliminations	3,520	1,607	-

Total depreciation and amortization expense	$135,709	$114,293	$100,266

Operating income:
Storage	$141,079	$114,635	$108,486
Transportation	135,086	126,508	122,714
Asphalt and fuels marketing	112,506	21,111	26,915
Consolidation and intersegment eliminations	(2,168)	(1,740)	-

Total segment operating income	386,503	260,514	258,115
Less general and administrative expenses	76,430	67,915	45,216

Total operating income	$310,073	$192,599	$212,899

Revenues by geographic area for the years ended December 31, 2008, 2007 and 2006 are shown in the table below.

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
United States	$3,731,685	$655,013	$501,756
Netherlands Antilles	926,690	719,084	537,626
Canada	97,762	44,927	51,203
Other countries	72,633	55,990	46,676

Consolidated revenues	$4,828,770	$1,475,014	$1,137,261

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2008, no single customer accounted for more than 10% of our consolidated revenues. For the years ended December 31, 2007 and 2006, revenues from Valero Energy accounted for 18% and 23% of our consolidated revenues, respectively, and no other single customer accounted for more than 10% of our consolidated revenue. As such, revenues from Valero Energy by operating segment are presented only for the years ended December 31, 2007 and 2006 as follows:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Revenues:
Storage	$115,417	$100,069
Transportation	147,597	160,911
Asphalt and fuels marketing	7,426	-

Total revenues	$270,440	$260,980

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Other long-term assets, net” in the consolidated balance sheets. Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
United States	$2,630,940	$2,109,594
Netherlands Antilles	253,355	252,024
Canada	80,956	95,618
United Kingdom	70,335	92,149
Netherlands	121,977	90,157
Mexico	9,218	11,392

Consolidated long-lived assets	$3,166,781	$2,650,934

Total assets by reportable segment were as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
Storage	$2,140,010	$2,085,345
Transportation	1,327,666	1,373,597
Asphalt and fuels marketing	885,492	202,151

Total segment assets	4,353,168	3,661,093
Other partnership assets	106,429	121,994

Total consolidated assets	$4,459,597	$3,783,087

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill were as follows:

	Storage	Transportation	Asphalt and Fuels Marketing	Total
	(Thousands of Dollars)
Balance as of January 1, 2007	$566,487	$176,831	$31,123	$774,441
St. James Acquisition final purchase price allocation	13,898	-	-	13,898
Other	(1,856)	(1,464)	-	(3,320)

Balance as of December 31, 2007	578,529	175,367	31,123	785,019

East Coast Asphalt Operations acquisition preliminary purchase price allocation	-	-	20,201	20,201
Other	1,110	-	-	1,110

Balance as of December 31, 2008	$579,639	$175,367	$51,324	$806,330

The 2007 amounts above have been revised to reflect goodwill relating to the bunkering activities at St. Eustatius and Point Tupper in the asphalt and fuels marketing segment.

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Storage	$191,696	$203,177	$230,416
Transportation	23,117	25,344	54,678
Asphalt and fuels marketing	787,733	1,755	-
Other partnership assets	9,808	21,037	4,222

Total capital expenditures	$1,012,354	$251,313	$289,316

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its investments in NuStar Logistics and NuPOP, both wholly owned subsidiaries. The senior notes issued by NuStar Logistics and NuPOP are fully and unconditionally guaranteed by NuStar Energy, and both NuStar Logistics and NuPOP fully and unconditionally guarantee the outstanding senior notes of the other. As a result, the following condensed consolidating financial statements are being presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheet

December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$2	$656	$44,664	$-	$45,375
Receivables, net	8	33,620	8,421	143,141	(6,974)	178,216
Inventories	-	-	347	220,937	(710)	220,574
Other current assets	9	9,472	13,673	19,167	-	42,321
Intercompany receivable	-	337,685	666,052	-	(1,003,737)	-

Current assets	70	380,779	689,149	427,909	(1,011,421)	486,486

Property, plant and equipment, net	-	954,487	629,091	1,358,246	-	2,941,824
Intangible assets, net	-	2,771	-	48,933	-	51,704
Goodwill	-	18,613	170,652	617,065	-	806,330
Investment in wholly owned subsidiaries	2,341,184	82,435	806,706	1,679,065	(4,909,390)	-
Investments in joint ventures	-	-	-	68,813	-	68,813
Deferred income tax asset	-	-	-	12,427	-	12,427
Other long-term assets, net	56	34,557	26,517	30,883	-	92,013

Total assets	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$713	$-	$-	$-	$713
Payables	-	23,900	10,171	122,307	(6,974)	149,404
Notes payable	-	22,120	-	-	-	22,120
Accrued interest payable	-	13,830	8,490	176	-	22,496
Accrued liabilities	1,032	14,998	5,076	16,365	(17)	37,454
Taxes other than income taxes	125	3,866	2,687	8,655	-	15,333
Income taxes payable	-	976	-	3,528	-	4,504
Intercompany payable	118,890	-	-	884,847	(1,003,737)	-

Current liabilities	120,047	80,403	26,424	1,035,878	(1,010,728)	252,024

Long-term debt, less current portion	-	1,309,763	531,504	30,748	-	1,872,015
Long-term payable to related party	-	-	-	6,645	-	6,645
Deferred tax liability	-	-	-	27,370	-	27,370
Other long-term liabilities	-	4,992	965	88,589	-	94,546
Total partners’ equity	2,221,263	78,484	1,763,222	3,054,111	(4,910,083)	2,206,997

Total liabilities and partners’ equity	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7	$12,284	$122	$77,425	$-	$89,838
Receivables, net	-	24,234	10,703	96,203	-	131,140
Inventories	-	-	-	88,664	(132)	88,532
Other current assets	9	4,606	15,889	17,120	-	37,624
Intercompany receivable	-	39,238	646,226	-	(685,464)	-

Current assets	16	80,362	672,940	279,412	(685,596)	347,134

Property, plant and equipment, net	-	942,297	667,132	882,657	-	2,492,086
Intangible assets, net	-	3,551	-	44,211	-	47,762
Goodwill	-	18,613	170,652	595,754	-	785,019
Investment in wholly owned subsidiaries	2,327,401	1,721	730,663	1,458,721	(4,518,506)	-
Investments in joint ventures	-	16,640	-	63,726	-	80,366
Deferred income tax asset	-	-	-	10,622	-	10,622
Other long-term assets, net	75	15,761	382	3,880	-	20,098

Total assets	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

Liabilities and Partners’ Equity

Current portion of long- term debt	$-	$663	$-	$-	$-	$663
Payables	-	22,273	5,532	135,504	-	163,309
Accrued interest payable	-	8,986	8,490	249	-	17,725
Accrued liabilities	1,570	16,469	13,135	16,072	(57)	47,189
Taxes other than income taxes	126	3,249	2,873	3,909	-	10,157
Income taxes payable	-	2,025	-	1,417	-	3,442
Intercompany payable	357,851	-	-	327,613	(685,464)	-

Current liabilities	359,547	53,665	30,030	484,764	(685,521)	242,485

Long-term debt, less current portion	-	865,105	538,893	41,628	-	1,445,626
Long-term payable to related party	-	-	-	5,684	-	5,684
Deferred income tax liability	-	-	-	34,196	-	34,196
Other long-term liabilities	-	3,984	1,520	54,760	-	60,264
Total partners’ equity	1,967,945	156,191	1,671,326	2,717,951	(4,518,581)	1,994,832

Total liabilities and partners’ equity	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$-	$298,003	$157,067	$4,386,481	$(12,781)	$4,828,770
Costs and expenses	1,628	181,216	116,057	4,231,959	(12,163)	4,518,697

Operating income	(1,628)	116,787	41,010	154,522	(618)	310,073
Equity earnings in subsidiaries	255,725	80,760	76,044	133,243	(545,772)	-
Equity earnings from joint ventures	-	609	-	7,421	-	8,030
Interest expense, net	-	(61,792)	(24,704)	(4,322)	-	(90,818)
Other (expense) income, net	(79)	28,668	(453)	9,603	-	37,739

Income before income tax expense	254,018	165,032	91,897	300,467	(546,390)	265,024
Income tax expense	-	752	-	10,254	-	11,006

Net income	$254,018	$164,280	$91,897	$290,213	$(546,390)	$254,018

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$-	$274,001	$149,973	$1,059,813	$(8,773)	$1,475,014
Costs and expenses	1,966	170,961	108,277	1,009,913	(8,702)	1,282,415

Operating income	(1,966)	103,040	41,696	49,900	(71)	192,599
Equity earnings in subsidiaries	152,264	(12,500)	61,867	107,659	(309,290)	-
Equity earnings from joint ventures	-	738	-	6,095	-	6,833
Interest (expense) income, net	-	(52,036)	(25,173)	693	-	(76,516)
Other income, net	-	29,105	178	9,547	-	38,830

Income before income tax expense	150,298	68,347	78,568	173,894	(309,361)	161,746
Income tax expense	-	2,026	-	9,422	-	11,448

Net income	$150,298	$66,321	$78,568	$164,472	$(309,361)	$150,298

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$-	$261,929	$121,835	$754,509	$(1,012)	$1,137,261
Costs and expenses	2,260	145,453	89,984	687,677	(1,012)	924,362

Operating income	(2,260)	116,476	31,851	66,832	-	212,899
Equity earnings in subsidiaries	151,790	154	65,321	72,423	(289,688)	-
Equity earnings from joint ventures	-	815	-	5,067	-	5,882
Interest expense, net	-	(37,145)	(25,093)	(4,028)	-	(66,266)
Other income, net	-	1,242	19	1,991	-	3,252

Income from continuing operations before income tax expense	149,530	81,542	72,098	142,285	(289,688)	155,767
Income tax expense	-	-	-	5,861	-	5,861

Income from continuing operations	149,530	81,542	72,098	136,424	(289,688)	149,906
Income (loss) from discontinued operations	-	-	317	(693)	-	(376)

Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$239,707	$111,078	$34,487	$341,873	$(241,964)	$485,181

Cash flows from investing activities:
Capital expenditures	-	(51,575)	(14,009)	(136,559)	-	(202,143)
Acquisition of East Coast Asphalt Operations	-	-	-	(803,184)	-	(803,184)
Other acquisitions	-	(7,027)	-	-	-	(7,027)
Proceeds from sale or disposition of assets	-	40,396	1	10,416	-	50,813
Proceeds from insurance settlement	-	-	-	5,000	-	5,000
Other, net	-	-	-	24	-	24

Net cash used in investing activities	-	(18,206)	(14,008)	(924,303)	-	(956,517)

Cash flows from financing activities:
Debt borrowings	-	2,855,575	-	-	-	2,855,575
Debt repayments	-	(2,761,821)	-	-	-	(2,761,821)
Senior note offering, net	-	346,224	-	-	-	346,224
Issuance of common units, net of issuance costs	236,215	-	-	-	-	236,215
General partner contribution	5,025	-	-	-	-	5,025
Distributions to unitholders and general partner	(241,940)	(241,940)	-	(24)	241,964	(241,940)
Net intercompany (repayments) borrowings	(238,961)	(298,292)	(19,945)	557,198	-	-
Other, net	-	440	-	345	-	785

Net cash (used in) provided by financing activities	(239,661)	(99,814)	(19,945)	557,519	241,964	440,063

Effect of foreign exchange rate changes on cash	-	(5,340)	-	(7,850)	-	(13,190)

Net increase (decrease) in cash and cash equivalents	46	(12,282)	534	(32,761)	-	(44,463)
Cash and cash equivalents as of the beginning of year	7	12,284	122	77,425	-	89,838

Cash and cash equivalents as of the end of year	$53	$2	$656	$44,664	$-	$45,375

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$195,640	$139,631	$34,566	$50,188	$(197,353)	$222,672

Cash flows from investing activities:
Capital expenditures	-	(65,653)	(15,689)	(169,909)	-	(251,251)
Proceeds from sale of assets	-	66	15	12,586	-	12,667
Other, net	-	(58)	-	246	-	188

Net cash used in investing activities	-	(65,645)	(15,674)	(157,077)	-	(238,396)

Cash flows from financing activities:
Debt borrowings	-	1,170,302	-	-	-	1,170,302
Debt repayments	-	(1,077,975)	-	-	-	(1,077,975)
Issuance of common units, net of issuance costs	143,083	-	-	-	-	143,083
General partner contribution	3,035	-	-	-	-	3,035
Distributions to unitholders and general partner	(197,333)	(197,333)	-	(20)	197,353	(197,333)
Net intercompany (repayments) borrowings	(144,555)	35,613	(19,762)	128,704	-	-
Other, net	-	(3,144)	-	(908)	-	(4,052)

Net cash provided by (used in) financing activities	(195,770)	(72,537)	(19,762)	127,776	197,353	37,060

Effect of foreign exchange rate changes on cash	-	(1,510)	-	1,174	-	(336)
Net (decrease) increase in cash and cash equivalents	(130)	(61)	(870)	22,061	-	21,000
Cash and cash equivalents as of the beginning of year	137	12,345	992	55,364	-	68,838

Cash and cash equivalents as of the end of year	$7	$12,284	$122	$77,425	$-	$89,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$178,687	$116,929	$17,992	$120,512	$(183,309)	$250,811

Cash flows from investing activities:
Capital expenditures	-	(33,939)	(12,276)	(77,807)	-	(124,022)
Proceeds from sale of assets	-	15	2	71,379	-	71,396
Acquisition and investment in other long-term assets	-	(156,275)	(50)	(8,969)	-	(165,294)
Other, net	(77)	(7,099)	27,112	(22,527)	7,277	4,686

Net cash (used in) provided by investing activities	(77)	(197,298)	14,788	(37,924)	7,277	(213,234)

Cash flows from financing activities:
Debt borrowings	-	269,026	-	-	-	269,026
Debt repayments	-	(83,510)	-	-	-	(83,510)
Distributions to unitholders and general partner	(183,290)	(183,290)	-	(19)	183,309	(183,290)
Net intercompany borrowings (repayments)	4,232	95,075	(31,902)	(67,405)	-	-
Other, net	575	(6,177)	-	6,754	(7,277)	(6,125)

Net cash (used in) provided by financing activities	(178,483)	91,124	(31,902)	(60,670)	176,032	(3,899)

Effect of foreign exchange rate changes on cash	-	-	-	(894)	-	(894)

Net increase in cash and cash equivalents	127	10,755	878	21,024	-	32,784
Cash and cash equivalents as of the beginning of year	10	1,590	114	34,340	-	36,054

Cash and cash equivalents as of the end of year	$137	$12,345	$992	$55,364	$-	$68,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2008:
Revenues	$592,774	$1,377,580	$1,825,226	$1,033,190	$4,828,770
Operating income	65,186	40,362	175,478	29,047	310,073
Net income	55,869	14,090	151,277	32,782	254,018
Net income per unit applicable to limited partners	1.01	0.15	2.60	0.47	4.22
Cash distributions per unit applicable to limited partners	0.985	0.985	1.0575	1.0575	4.085

2007:
Revenues	$296,824	$321,032	$397,017	$460,141	$1,475,014
Operating income	45,435	42,086	60,361	44,717	192,599
Net income	31,123	39,697	51,213	28,265	150,298
Net income per unit applicable to limited partners	0.57	0.74	0.97	0.47	2.74
Cash distributions per unit applicable to limited partners	0.915	0.950	0.985	0.985	3.835

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2008.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP HOLDINGS, LLC

Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2009 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2009 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2009 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2009 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2009 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2008 and 2007” and “Audit Committee Pre-Approval Policy.”

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

NUSTAR GP HOLDINGS, LLC:

Management’s Report on Internal Control over Financial Reporting

Report of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Members’ Equity – Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

NUSTAR ENERGY L.P.

Reports of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Filed as part of this Form 10-K are the following:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.01	Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.03	Second Amended and Restated Limited Liability Company Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 3.01

3.04	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.03

4.01	Amended and Restated Certificate of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.03	Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.04	First Amendment to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

4.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.06	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.4

4.07	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.5

4.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.09	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.10	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.11	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.12	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.8

4.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.14	Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.15	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.17	First Amended and Restated LLC Agreement of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.19	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.20	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.21	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

4.22	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; NuStar Energy L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.23	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	*

4.24	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.25	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.26	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.27	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.28	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.29	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; NuStar Energy L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.30	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	*

4.31	Specimen certificate representing units of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s amendment to the registration statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.32	Rights Agreement between NuStar GP Holdings, LLC and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 4.01

4.33	Amendment No. 1, dated February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

10.01	3-Year Revolving Credit Agreement among NuStar GP Holdings, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Suntrust Bank, as Syndication Agent, dated as of July 19, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.04

10.02	First Amendment to 3-Year Revolving Credit Agreement among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto, dated as of November 30, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 5, 2006 (File No. 001-32940), Exhibit 10.01

10.03	Second Amendment to 3-year Revolving Credit Agreement among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto, dated as of December 18, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 20, 2007 (File No. 001-32940), Exhibit 10.01

10.04	5-Year Revolving Credit Agreement dated as of December 10, 2007 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC and Mizuho Corporate Bank Ltd., as Co-Documentation Agents	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.05	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.06	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.07	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.01

+10.08	Form of Restricted Unit Agreement under the NuStar GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.09	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.10	Valero GP, LLC Short-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.11	Valero GP, LLC Intermediate-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

+10.12	NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.01

+10.13	Form of Non-employee Director Restricted Unit Agreement under NuStar GP Holdings, LLC Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.14	Form of Unit Option Award Agreement under NuStar GP Holdings, LLC’s Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.15	NuStar GP, LLC Excess Pension Plan, amended and restated effective January 1, 2008	*

+10.16	NuStar GP, LLC Excess Thrift Plan, amended and restated effective January 1, 2008	*

+10.17	NuStar GP, LLC Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.18	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.19	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.20	Change of Control Severance Agreement by and among NuStar Energy L.P., NuStar GP, LLC and Curtis V. Anastasio, dated November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.21	Form of Change of Control Severance Agreement by and among NuStar Energy L.P., NuStar GP, LLC and each of the executive officers of NuStar GP, LLC, all dated November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, (File No. 001-16417), Exhibit 10.06

10.22	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 10.6

10.23	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., NuStar Energy L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.24	Fourth Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero Corporate Services Company, NuStar Energy L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC , effective as of December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.01

10.25	Contribution Agreement by and among Valero Refining Company—California, Riverwalk Holdings, LLC, NuStar Energy L.P., Valero GP, Inc. and Valero Logistics Operations, L.P., dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.13

10.26	Contribution Agreement by and among Valero Refining Company—Texas, L.P., UDS Logistics, LLC, NuStar Energy L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.14

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.27	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, NuStar Energy L.P., Valero GP, Inc. and Valero Logistics Operations, L.P., dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.15

10.28	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.1

10.29	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.3

10.30	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and NuStar Energy L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.4

10.31	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.5

10.32	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.6

10.33	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.7

10.34	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.8

10.35	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.9

10.36	Terminal Services Agreement (the St. James Terminal Agreement) between Valero Logistics Operations, L.P. and Valero Marketing and Supply Company, executed September 20, 2006	NuStar Energy L.P.’s Current Report on Form 8-K filed October 3, 2006 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.37	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and NuStar GP Holdings, LLC, dated effective as of June 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.38	Lease MOU Termination Agreement by and between Valero Corporate Services Company and Valero Logistics Operations, L.P., dated December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.02

10.39	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.40	Non-Compete Agreement between NuStar GP Holdings, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P. and NuStar GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.03

10.41	Employee Benefit Transition Agreement between Valero Energy Corporation, NuStar GP Holdings, LLC and NuStar GP, LLC, effective as of July 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32940), Exhibit 10.02

10.42	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, NuStar GP Holdings, LLC and NuStar GP, LLC, effective December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

10.43	Unit Purchase Agreement by and between Diamond Shamrock Refining and Marketing Company and William E. Greehey, dated effective as of December 5, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed December 5, 2006 (File No. 333-138810), Exhibit 10.52

10.44	NuStar Energy L.P. Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

10.45	Form of Unit Option Agreement under the NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

10.46	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.38

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

Exhibit Number	Description	Incorporated by Reference to the Following Document

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 27, 2009	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar GP Holdings, LLC, 2330 North Loop 1604 West, San Antonio, Texas 78248.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the chief executive officer (CEO) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of NuStar GP Holdings, LLC submitted the required certification without qualification to the NYSE as of July 10, 2008. In addition, the CEO certification and the chief financial officer’s certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the SOX 302 Certifications) with respect to NuStar GP Holdings, LLC’s disclosures in its Form 10-K for the year ended December 31, 2007 were filed as Exhibit 31.01 to NuStar GP Holdings, LLC’s Form 10-K for the year ended December 31, 2007. The SOX 302 Certifications with respect to NuStar GP Holdings, LLC’s disclosures in its Form 10-K for the year ended December 31, 2008 are being filed as Exhibit 31.01 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuStar GP Holdings, LLC

(Registrant)

By:	/s/ Curtis V. Anastasio

Curtis V. Anastasio
President and Chief Executive Officer February 27, 2009

By:	/s/ Steven A. Blank

Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer February 27, 2009

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Vice President and Controller February 27, 2009

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

Signature	Title	Date

/s/ William E. Greehey (William E. Greehey)	Chairman of the Board	February 27, 2009

/s/ Curtis V. Anastasio (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Steven A. Blank (Steven A. Blank)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2009

/s/ Thomas R. Shoaf (Thomas R. Shoaf)	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/s/ William B. Burnett (William B. Burnett)	Director	February 27, 2009

/s/ James F. Clingman (James F. Clingman)	Director	February 27, 2009

/s/ Stan L. McLelland (Stan L. McLelland)	Director	February 27, 2009