Form 10-Q
period 2009-03-31
NuStar GP Holdings, LLC
filed 2009-05-07
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of units outstanding as of May 1, 2009 was 42,548,871.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,217	$1,791
Accounts receivable	772	771
Receivable from NuStar Energy L.P.	5,638	3,441
Income tax receivable	—	722
Prepaid expenses	186	219
Deferred income tax assets, net	2,804	1,860

Total current assets	13,617	8,804

Investment in NuStar Energy L.P.	546,083	553,921
Long-term receivable from NuStar Energy L.P.	6,629	6,645
Deferred income tax assets, net	3,504	3,463

Total assets	$569,833	$572,833

Liabilities and Members’ Equity

Current liabilities:
Current portion of long-term debt	$6,500	$6,500
Accounts payable	400	340
Income tax payable	246	—
Accrued compensation expense	8,739	6,445
Accrued liabilities	508	727
Taxes other than income taxes	469	908

Total current liabilities	16,862	14,920

Employee benefit plan liabilities	16,809	14,463
Commitments and contingencies (Note 9)

Members’ equity	543,142	549,236
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	(4,129)	(2,907)
Pension adjustment, net of tax	(2,851)	(2,879)

Total accumulated other comprehensive income	(6,980)	(5,786)

Total members’ equity	536,162	543,450

Total liabilities and members’ equity	$569,833	$572,833

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2009	2008
Equity in earnings of NuStar Energy L.P.	$12,833	$15,754

General and administrative expenses	(757)	(742)
Other expense, net	(24)	—
Interest expense, net	(27)	(29)

Income before income tax (expense) benefit	12,025	14,983
Income tax (expense) benefit	(17)	20

Net income	$12,008	$15,003

Basic and diluted net income per unit	$0.28	$0.35

Weighted average number of basic and diluted units outstanding	42,503,784	42,500,990

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$12,008	$15,003
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(12,833)	(15,754)
Distributions of equity in earnings from NuStar Energy L.P.	12,833	15,754
Deferred income tax benefit	(985)	(376)
Increase (decrease) in employee benefit plan liabilities	2,346	(410)
Changes in current assets and liabilities (Note 7)	674	(1,724)
Other, net	68	1,661

Net cash provided by operating activities	14,111	14,154

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	6,244	600
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	348	2

Net cash provided by investing activities	6,592	602

Cash Flows from Financing Activities:
Distributions to unitholders	(18,277)	(15,300)

Net cash used in financing activities	(18,277)	(15,300)

Net increase (decrease) in cash and cash equivalents	2,426	(544)
Cash and cash equivalents at the beginning of the period	1,791	3,240

Cash and cash equivalents at the end of the period	$4,217	$2,696

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2009, we owned approximately 20.4% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,241,566 common units of NuStar Energy representing an 18.4% limited partner interest.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three months ended March 31, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position FAS 107-1 and APB 28-1

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 107 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures of the fair value of financial instruments in annual and interim financial statements. The fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, should be disclosed, along with the related carrying value and methods and significant assumptions used to estimate the fair value. Retrospective application for comparative periods presented is not required. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Accordingly, we will not adopt the provision of FSP FAS 107-1 until the quarter ending June 30, 2009, and we do not expect FSP FAS 107-1 to have a material impact on our disclosures.

3. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	March 31, 2009	December 31, 2008
	(Unaudited)
Balance Sheet Information:
Current assets	$559,250	$486,486
Property, plant and equipment, net	2,923,965	2,941,824
Goodwill	808,261	806,330
Other long-term assets, net	213,652	224,957

Total assets	$4,505,128	$4,459,597

Current liabilities	$297,438	$252,024
Long-term debt, less current portion	1,902,964	1,872,015
Other long-term liabilities	130,212	128,561

Total liabilities	2,330,614	2,252,600

Partners’ equity	2,174,514	2,206,997

Total liabilities and partners’ equity	$4,505,128	$4,459,597

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$634,004	$592,774
Operating income	55,434	65,186
Net income	39,355	55,869

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

As of March 31, 2009 and December 31, 2008, our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	March 31, 2009	December 31, 2008
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,174,514	$2,206,997
NuStar GP Holdings’ ownership interest in NuStar Energy	20.4%	20.5%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	443,601	452,434
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	102,482	101,487

Investment in NuStar Energy	$546,083	$553,921

4. RELATED PARTY TRANSACTIONS

We had a receivable from NuStar Energy of $5.6 million and $3.4 million, as of March 31, 2009 and December 31, 2008, respectively, with both amounts representing payroll and plan benefits, net of payments made to us. We also had a long-term receivable of $6.6 million from NuStar Energy as of March 31, 2009 and December 31, 2008, related to amounts payable for retiree medical benefits and other post-employment benefits. We charged NuStar Energy a net amount of $45.6 million and $34.1 million for the three months ended March 31, 2009 and 2008, respectively. These expenses primarily related to payroll and related benefit plans and for unit-based compensation.

GP Services Agreement

NuStar Energy and NuStar GP, LLC entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy will reimburse NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

The Holdco Administrative Services Expense equals $1.1 million and $0.8 million for the fiscal years 2009 and 2008, respectively, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the GP Services Agreement were $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,318	$1,211
General partner incentive distribution	6,929	5,718

Total general partner distribution	8,247	6,929
Limited partner distribution	10,830	10,067

Total distributions to NuStar GP Holdings	19,077	16,996
Public unitholders’ distributions	46,761	43,577

Total cash distributions	$65,838	$60,573

Cash distributions per unit applicable to limited partners	$1.0575	$0.985

In January 2009, NuStar Energy declared a quarterly cash distribution of $1.0575, which was paid on February 12, 2009 to unitholders of record on February 5, 2009. This distribution related to the fourth quarter of 2008 and totaled $65.8 million. In April 2009, NuStar Energy declared a quarterly cash distribution of $1.0575 per unit related to the first quarter of 2009. This distribution will be paid on May 15, 2009 to unitholders of record on May 8, 2009 and will total $65.8 million.

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

We adopted the recognition and disclosure provisions of Statement No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of these provisions did not affect our financial position or results of operations in the first quarter of 2009.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following liabilities are measured at fair value on a recurring basis:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$5,927	$—	$—	$5,927
NuStar Energy unit options	—	2,697	—	2,697

Total	$5,927	$2,697	$—	$8,624

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$4,486	$—	$—	$4,486
NuStar Energy unit options	—	1,556	—	1,556

Total	$4,486	$1,556	$—	$6,042

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

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(1)	$(546)
Receivable from NuStar Energy	(2,022)	(601)
Income tax receivable	722	356
Prepaid expenses	33	(24)
Increase (decrease) in current liabilities:
Accounts payable	60	96
Payable to NuStar Energy	—	(786)
Income tax payable	246	—
Accrued compensation expense	2,294	1,017
Accrued liabilities	(219)	(305)
Taxes other than income taxes	(439)	(931)

Changes in current assets and liabilities	$674	$(1,724)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Cash paid for interest	$29	$37
Cash paid for income taxes	33	—

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. CREDIT FACILITY

Our three-year revolving credit facility matures on July 19, 2009 and has a borrowing capacity of up to $20 million (Credit Facility). We fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

Under the terms of the Credit Facility, NuStar Energy must maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of March 31, 2009.

As of March 31, 2009, we had outstanding borrowings of $6.5 million and availability of $13.5 million under the Credit Facility. Borrowings under the Credit Facility bear interest, at our option, at either an alternative base rate or a LIBOR based rate, which was 1.1% as of March 31, 2009.

We are in discussions with certain lenders to renew or replace our Credit Facility.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. This lawsuit has also been removed to and is currently pending in the U.S. District Court for the Southern District of Texas. To date, no funds of NuStar Asphalt have been attached. NuStar Energy intends to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised NuStar Energy that the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuStar Pipeline Operating Partnership L.P. (NuPOP) for violations of the Clean Water Act for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

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

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2008	$543,450
Net income	12,008
Distributions to unitholders	(18,277)
Share of NuStar Energy’s other comprehensive loss	(1,222)
Unit-based compensation	175
Other	28

Balance as of March 31, 2009	$536,162

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

For the three months ended March 31, 2009 and 2008, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Net income	$12,008	$15,003
Share of NuStar Energy’s other comprehensive loss	(1,222)	(730)
Other	28	4

Comprehensive income	$10,814	$14,277

Net Income Per Unit

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). According to EITF 03-6-1, unvested share-based payment awards are considered participating securities if they contain nonforfeitable rights to dividends or dividend equivalents and are therefore included in the earnings allocation in computing basic earnings per share pursuant to the two-class method. Therefore, restricted units granted under the NuStar GP Holdings 2006 Long-Term Incentive Plan are considered participating securities as they contain nonforfeitable rights to distributions. We adopted EITF 03-6-1 effective January 1, 2009 and the effect is not material.

The computation of diluted net income per unit for the three months ended March 31, 2009 and 2008 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price is above market and their effect would be anti-dilutive.

Cash Distributions

In January 2009, our board of directors declared a quarterly cash distribution of $0.43 per unit related to the fourth quarter of 2008. This distribution was paid on February 17, 2009 to unitholders of record on February 5, 2009 and totaled $18.3 million. In April 2009, our board of directors declared a quarterly cash distribution of $0.43 per unit related to the first quarter of 2009. This distribution will be paid on May 20, 2009 to unitholders of record on May 8, 2009 and will total $18.3 million.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information pertaining to employee benefit plan and long-term incentive plan compensation expenses:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Expenses for payroll and related benefit plans charged to NuStar Energy	$42,511	$33,933
Long-term incentive plan compensation expense charged to NuStar Energy	3,281	271
Expenses resulting from NuStar GP Holdings awards to non-employee directors	—	192

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2009	2008	2009	2008
	(Thousands of Dollars)
For the three months ended March 31:
Components of net periodic benefit cost:
Service cost	$2,039	$1,627	$167	$135
Interest cost	336	188	175	118
Expected return on assets	(400)	(248)	—	—
Amortization of net loss	28	4	—	—

Net periodic benefit cost	$2,003	$1,571	$342	$253

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2008, Part I “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of March 31, 2009, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,241,566 common units of NuStar Energy representing an 18.4% limited partner interest.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2009	2008	Change
Equity in earnings of NuStar Energy	$12,833	$15,754	$(2,921)

General and administrative expenses	(757)	(742)	(15)
Other expense, net	(24)	—	(24)
Interest expense, net	(27)	(29)	2

Income before income tax (expense) benefit	12,025	14,983	(2,958)
Income tax (expense) benefit	(17)	20	(37)

Net income	$12,008	$15,003	$(2,995)

Basic and diluted net income per unit	$0.28	$0.35	$(0.07)

Weighted average number of basic and diluted units outstanding	42,503,784	42,500,990	2,794

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended March 31,
	2009	2008	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$634,004	$592,774	$41,230
Cost of product sales	416,795	393,009	23,786
Operating expenses	103,322	88,450	14,872
Depreciation and amortization	34,863	29,244	5,619

Segment operating income	79,024	82,071	(3,047)
General and administrative expenses	22,464	16,083	6,381
Other depreciation and amortization expense	1,126	802	324

Operating income	$55,434	$65,186	$(9,752)

Net income	$39,355	$55,869	$(16,514)
Net income per unit applicable to limited partners	$0.58	$1.01	$(0.43)
Cash distributions per unit applicable to limited partners	$1.0575	$0.9850	$0.0725

NuStar Energy’s net income for the three months ended March 31, 2009 decreased $16.5 million compared to the three months ended March 31, 2008, primarily due to increases in general and administrative expenses and interest expense and a decrease in segment operating income. NuStar Energy’s segment operating income decreased $3.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, mainly due to a $14.1 million decrease in operating income for the asphalt and fuels marketing segment.

Our equity in earnings of NuStar Energy, our only source of income, directly fluctuates with the amount of NuStar Energy’s distributions, which determines the amount of our incentive distribution earnings, and NuStar Energy’s results of operations, which determine the amounts of earnings attributable to our general partner and limited partner interests.

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2009	2008	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$649	$1,014	$(365)
General partner incentive distribution (a)	6,929	5,188	1,741

General partner’s interest in earnings and incentive distributions of NuStar Energy	7,578	6,202	1,376
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	5,976	10,273	(4,297)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$12,833	$15,754	$(2,921)

(a)	For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, our portion of the actual distributions made with respect to the first quarter 2008, including the IDR, exceeded the net income allocation to us.

Our equity in earnings of NuStar Energy related to our general and limited partner interests decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to a decrease in NuStar Energy’s net income. Equity in earnings related to our limited partner interest was also affected by the issuance of NuStar Energy units in the second quarter of 2008, which diluted its earnings per unit.

NuStar Energy’s per unit distributions for the three months ended March 31, 2009, increased compared to the three months ended March 31, 2008, to $1.0575 from $0.9850. That increase, coupled with a higher number of NuStar Energy units outstanding following the issuance of units in the second quarter of 2008, resulted in NuStar Energy increasing its total cash distributions. Because our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for that period.

Outlook

NuStar Energy expects its operating results in all of its segments to improve in 2009 compared to 2008.

NuStar Energy’s Transportation Segment

Barring any significant unplanned maintenance activity for the remainder of 2009 at the refineries NuStar Energy serves, NuStar Energy expects throughputs for 2009 to decline slightly from 2008 due to the impact of refinery maintenance in the first quarter and the effect of reduced refinery utilization rates caused by lower demand. However, effective July 1, 2009, NuStar Energy expects to increase the tariff on its pipelines by approximately 7.5%, which should positively affect its revenues and offset the impact of the decline in throughputs. In addition to the expected tariff increase, the completion of a pipeline expansion project should also offset the expected decline in NuStar Energy’s throughputs.

NuStar Energy’s Storage Segment

NuStar Energy expects the same factors affecting throughputs in its transportation segment and the conversion of certain throughput-based contracts to lease-based contracts, to cause its storage segment throughputs for 2009 to decline from 2008. However, NuStar Energy does not expect these lower throughputs to significantly impact its revenues or results of operations for the full year of 2009 because most of its revenues relate to long-term storage lease contracts, which are not throughput dependent. Most of NuStar Energy’s multi-year storage contracts include annual index increases to storage fee rates, which should increase its storage lease revenue. Additionally, NuStar Energy’s revenues and results of operations should benefit from key terminal expansion projects.

NuStar Energy’s Asphalt and Fuels Marketing Segment

NuStar Energy expects many of the same factors present in 2008 that contributed positively to its results of operations to continue in 2009, which should increase the earnings from its asphalt and fuels marketing segment. Specifically, NuStar Energy expects asphalt supply levels to remain below recent averages due to lower U.S. refinery utilization rates, which reduce asphalt production, and the continued lack of asphalt imports. Demand for asphalt should increase slightly over 2008 levels due to the impact of the American Recovery and Revitalization Act, which provides approximately $29 billion for transportation infrastructure projects. As a result of those factors, NuStar Energy expects its margin per barrel to improve over 2008 and sales volumes to increase slightly, resulting in improved results of operations for this segment.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s operating results.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our percentage ownership interest of 20.4%. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded in the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings on our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for the costs incurred on their behalf, primarily employee related costs.

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.0575	$0.985
Total cash distributions by NuStar Energy to all partners	$65,838	$60,573
Cash distributions we received from NuStar Energy:
Distributions on our general partner interest	$1,318	$1,211
Distributions on our IDR	6,929	5,718
Distributions on our limited partnership interests	10,830	10,067

Total cash distributions to us	$19,077	$16,996

Distributions to us as a percentage of total cash distributions	29.0%	28.1%

Cash Flows for the Three Months Ended March 31, 2009 and 2008

Cash distributions received from NuStar Energy for the three months ended March 31, 2009 were $19.1 million compared to $16.4 million for the three months ended March 31, 2008. The cash distributions we received were used principally to fund distributions to our unitholders, which totaled $18.3 million for the three months ended March 31, 2009, compared to $15.3 million for the three months ended March 31, 2008.

Cash Distributions to Unitholders

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions to be paid related to the periods shown:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.43	$0.36
Total cash distributions	$18,277	$15,300

Long-Term Contractual Obligations

Credit Facility

Our three-year revolving credit facility matures on July 19, 2009 and has a borrowing capacity of up to $20 million (Credit Facility). We fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements through borrowings under the Credit Facility.

Under the terms of the Credit Facility, NuStar Energy must maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of March 31, 2009.

As of March 31, 2009, we had outstanding borrowings of $6.5 million and availability of $13.5 million under the Credit Facility. Borrowings under the Credit Facility bear interest, at our option, at either an alternative base rate or a LIBOR based rate, which was 1.1% as of March 31, 2009.

We are in discussions with certain lenders to renew or replace our Credit Facility.

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

The following table summarizes information pertaining to employee benefit plan and long-term incentive plan compensation expenses:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Expenses for payroll and related benefit plans charged to NuStar Energy	$42,511	$33,933
Long-term incentive plan compensation expense charged to NuStar Energy	3,281	271
Expenses resulting from NuStar GP Holdings awards to non-employee directors	—	192

GP Services Agreement

NuStar Energy and NuStar GP, LLC entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy will reimburse NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

The Holdco Administrative Services Expense equals $1.1 million and $0.8 million for the fiscal years 2009 and 2008, respectively, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the GP Services Agreement were $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcome of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 9 of Condensed Notes to Consolidated Financial Statements for a more detailed discussion of contingencies.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

McKee System Pipeline Safety Matter. In December 2005, the U.S. Department of Transportation, Office of Pipeline Safety (OPS) proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. In March 2009, OPS reduced this penalty to $115,000. This penalty was paid in April 2009.

Portland Harbor Superfund Site. NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The U.S. Environmental Protection Agency (EPA) has classified portions of the Portland Harbor, including the portion adjacent to the Shore terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. NuStar Energy has agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

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
May 7, 2009

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 7, 2009

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 7, 2009