Form 10-Q
period 2009-06-30
NuStar GP Holdings, LLC
filed 2009-08-07
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of units outstanding as of August 1, 2009 was 42,548,871.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,501	$1,791
Accounts receivable	724	771
Receivable from NuStar Energy L.P.	5,099	3,441
Income tax receivable	—	722
Prepaid expenses	112	219
Deferred income tax assets, net	4,579	1,860

Total current assets	15,015	8,804

Investment in NuStar Energy L.P.	552,235	553,921
Long-term receivable from NuStar Energy L.P.	6,613	6,645
Deferred income tax assets, net	3,486	3,463

Total assets	$577,349	$572,833

Liabilities and Members’ Equity

Current liabilities:
Current portion of long-term debt	$—	$6,500
Accounts payable	431	340
Income tax payable	102	—
Accrued compensation expense	13,676	6,445
Accrued liabilities	548	727
Taxes other than income tax	488	908

Total current liabilities	15,245	14,920

Employee benefit plan liabilities	19,164	14,463
Commitments and contingencies (Note 9)

Members’ equity	546,416	549,236
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	(653)	(2,907)
Pension adjustment, net of tax	(2,823)	(2,879)

Total accumulated other comprehensive income	(3,476)	(5,786)

Total members’ equity	542,940	543,450

Total liabilities and members’ equity	$577,349	$572,833

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Equity in earnings of NuStar Energy L.P.	$21,896	$6,704	$34,729	$22,458

General and administrative expenses	(720)	(824)	(1,477)	(1,566)
Other income (expense), net	21	(82)	(3)	(82)
Interest expense, net	(22)	(67)	(49)	(96)

Income before income tax benefit	21,175	5,731	33,200	20,714
Income tax benefit	200	49	183	69

Net income	$21,375	$5,780	$33,383	$20,783

Basic and diluted net income per unit	$0.50	$0.14	$0.78	$0.49

Weighted average number of basic and diluted units outstanding	42,503,784	42,500,990	42,503,784	42,500,990

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$33,383	$20,783
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(34,729)	(22,458)
Distributions of equity in earnings from NuStar Energy L.P.	34,729	22,458
Deferred income tax benefit	(2,742)	(1,396)
Increase in employee benefit plan liabilities	4,701	1,031
Changes in current assets and liabilities (Note 7)	6,450	(2,509)
Other, net	34	2,446

Net cash provided by operating activities	41,826	20,355

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	3,422	10,892
Investment in NuStar Energy L.P.	—	(5,025)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	516	33
Other, net	—	(80)

Net cash provided by investing activities	3,938	5,820

Cash Flows from Financing Activities:
Long-term debt borrowings	—	5,000
Repayment of long-term debt	(6,500)	—
Distributions to unitholders	(36,554)	(30,600)

Net cash used in financing activities	(43,054)	(25,600)

Net increase in cash and cash equivalents	2,710	575
Cash and cash equivalents at the beginning of the period	1,791	3,240

Cash and cash equivalents at the end of the period	$4,501	$3,815

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2009, we owned approximately 20.4% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,238,371 common units of NuStar Energy representing an 18.4% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and six months ended June 30, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

We have reviewed and disclosed, as necessary, subsequent events that occurred after June 30, 2009 through August 7, 2009, the date of issuance of these unaudited financial statements. The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 167

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 167, “Amendment to FASB Interpretation No. 46(R)” (Statement No. 167). Statement No. 167 was issued to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Statement No. 167 shall be effective as of the beginning of a company’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Accordingly, we will not adopt the provisions of Statement No. 167 until January 1, 2010, and are currently evaluating its effect.

FASB Statement No. 165

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (Statement No. 165). Statement No. 165 was issued to establish principles and requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 requires disclosure of the date through which subsequent events have been evaluated, and the basis for determining that date. Statement No. 165 applies prospectively, and shall be effective for interim or annual periods ending after June 15, 2009. Accordingly, we adopted the provisions of Statement No. 165 effective April 1, 2009.

FASB Staff Position FAS 107-1 and APB 28-1

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures of the fair value of financial instruments in annual and interim financial statements. The fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, should be disclosed, along with the related carrying value and methods and significant assumptions used to estimate the fair value. Retrospective application for comparative periods presented is not required. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Accordingly, we adopted the provisions of FSP FAS 107-1 effective April 1, 2009. Our only financial instrument is our three-year revolving credit facility, which bears interest at a variable rate that floats with market rates, and thus the fair value of any outstanding borrowings would approximate its carrying amount. As of June 30, 2009, there were no outstanding borrowings under our three-year revolving credit facility.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	June 30, 2009	December 31, 2008
	(Unaudited)

Balance Sheet Information:
Current assets	$899,274	$486,486
Property, plant and equipment, net	2,948,233	2,941,824
Goodwill	807,742	806,330
Other long-term assets, net	206,608	224,957

Total assets	$4,861,857	$4,459,597

Current liabilities	$414,416	$252,024
Long-term debt, less current portion	2,110,121	1,872,015
Other long-term liabilities	127,856	128,561

Total liabilities	2,652,393	2,252,600

Partners’ equity	2,209,464	2,206,997

Total liabilities and partners’ equity	$4,861,857	$4,459,597

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars)

Statement of Income Information:
Revenues	$987,842	$1,377,580	$1,621,846	$1,970,354
Operating income	84,076	40,362	139,510	105,548
Net income	83,735	14,090	123,090	69,959

Other

As of June 30, 2009 and December 31, 2008, our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	June 30, 2009	December 31, 2008
	(Thousands of Dollars)

NuStar Energy’s total partners’ equity	$2,209,464	$2,206,997
NuStar GP Holdings’ ownership interest in NuStar Energy	20.4%	20.5%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	450,731	452,434
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	101,504	101,487

Investment in NuStar Energy	$552,235	$553,921

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

We had a receivable from NuStar Energy of $5.1 million and $3.4 million, as of June 30, 2009 and December 31, 2008, respectively, relating to payroll, employee-related benefit plan expenses and unit-based compensation. We also had a long-term receivable of $6.6 million from NuStar Energy as of June 30, 2009 and December 31, 2008, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars)

Expenses for payroll, employee-related benefit plans and unit-based compensation	$47,354	$40,370	$93,146	$74,574
Other	(193)	(240)	(357)	(301)

Total related party transactions charged to NuStar Energy	$47,161	$40,130	$92,789	$74,273

GP Services Agreement

NuStar Energy and NuStar GP, LLC entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

The Holdco Administrative Services Expense equals $1.1 million and $0.8 million for the fiscal years 2009 and 2008, respectively, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the GP Services Agreement were $0.4 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$1,318	$1,211	$2,636	$2,422
General partner incentive distribution	6,929	5,718	13,858	11,436

Total general partner distribution	8,247	6,929	16,494	13,858
Limited partner distribution	10,827	10,064	21,657	20,131

Total distributions to NuStar GP Holdings	19,074	16,993	38,151	33,989
Public unitholders’ distributions	46,764	43,580	93,525	87,157

Total cash distributions	$65,838	$60,573	$131,676	$121,146

Cash distributions per unit applicable to limited partners	$1.0575	$0.985	$2.115	$1.970

In April 2009, NuStar Energy declared a quarterly cash distribution of $1.0575, which was paid on May 15, 2009 to unitholders of record on May 8, 2009. This distribution related to the first quarter of 2009 and totaled $65.8 million. In July 2009, NuStar Energy declared a quarterly cash distribution of $1.0575 per unit related to the second quarter of 2009. This distribution will be paid on August 13, 2009 to unitholders of record on August 6, 2009 and will total $65.8 million.

6. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (Statement No. 157). Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. The FASB deferred the effective date of Statement No. 157 for one year for all nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have applied the recognition and disclosure provisions of Statement No. 157 for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually as of January 1, 2008.

We adopted the recognition and disclosure provisions of Statement No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of these provisions did not affect our financial position or results of operations.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following liabilities are measured at fair value on a recurring basis:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Accrued compensation expense:
NuStar Energy restricted units	$8,142	$—	$—	$8,142
NuStar Energy unit options	—	4,905	—	4,905

Total	$8,142	$4,905	$—	$13,047

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Accrued compensation expense:
NuStar Energy restricted units	$4,486	$—	$—	$4,486
NuStar Energy unit options	—	1,556	—	1,556

Total	$4,486	$1,556	$—	$6,042

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

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Six Months Ended June 30,
	2009	2008
	(Thousands of Dollars)

Decrease (increase) in current assets:
Accounts receivable	$47	$(596)
Receivable from NuStar Energy	(1,251)	(2,777)
Income tax receivable	722	1,259
Prepaid expenses	107	115
Increase (decrease) in current liabilities:
Accounts payable	91	232
Payable to NuStar Energy	—	(786)
Income tax payable	102	—
Accrued compensation expense	7,231	1,152
Accrued liabilities	(179)	(394)
Taxes other than income tax	(420)	(714)

Changes in current assets and liabilities	$6,450	$(2,509)

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2009	2008
	(Thousands of Dollars)

Cash paid for interest	$48	$102
Cash paid for income taxes	1,733	68

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. CREDIT FACILITY

As of June 30, 2009, we had no borrowings outstanding under our three-year revolving credit facility (2006 Credit Facility), which matured on July 19, 2009. On July 17, 2009, we entered into an amended and restated revolving credit facility (2009 Credit Facility) that matures on July 16, 2010 with a borrowing capacity of up to $19.5 million, of which, up to $10 million may be available for letters of credit. Interest on the 2009 Credit Facility is based upon, at our option, either an alternative base rate plus 3.5% or a LIBOR based rate plus 4.5%. These interest rates are 3.5% to 4.0% higher than the rates that were in effect under the 2006 Credit Facility.

The terms of the 2009 Credit Facility, which are substantially equivalent to those under the 2006 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of June 30, 2009.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of the Defendants (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million, pending resolution of arbitration between Eres and the Defendants. This lawsuit has also been removed to and is currently pending in the U.S. District Court for the Southern District of Texas. To date, no funds of the Defendants have been attached. NuStar Energy intends to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised NuStar Energy that the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuStar Pipeline Operating Partnership L.P. for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. In November 2006, the EPA commenced an investigation at one of the terminals owned by Shore Terminals LLC (Shore). The investigation concerned allegations that Shore failed to comply with certain of its obligations under the Clean Air Act. Shore cooperated fully with the government in its investigation. At the conclusion of the investigation, Shore agreed to plead guilty to four counts of making a false statement under Title 18 United States Code 1001. Shore also agreed to pay a monetary fine of $1.75 million, contribute $750,000 to community environmental projects, serve two years of probation and participate in an environmental compliance program. On July 14, 2009, the United States District Court for the Northern District of California accepted the plea agreement.

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

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2008	$543,450
Net income	33,383
Distributions to unitholders	(36,554)
Share of NuStar Energy’s other comprehensive income	2,254
Unit-based compensation	351
Other	56

Balance as of June 30, 2009	$542,940

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

For the three and six months ended June 30, 2009 and 2008, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars)

Net income	$21,375	$5,780	$33,383	$20,783
Share of NuStar Energy L.P.’s other comprehensive income (loss)	3,476	(20)	2,254	(750)
Other	28	4	56	8

Comprehensive income	$24,879	$5,764	$35,693	$20,041

Net Income Per Unit

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). According to EITF 03-6-1, participating securities include unvested share-based payment awards, if they contain nonforfeitable rights to dividends or dividend equivalents. We adopted EITF 03-6-1 effective January 1, 2009 as restricted units granted under the NuStar GP Holdings 2006 Long-Term Incentive Plan meet the requirements of participating securities. Additionally, we retroactively applied the provisions of EITF 03-6-1 by including participating securities in the earnings allocation in computing net income per unit pursuant to the two-class method, and the effect is not material.

The computation of diluted net income per unit for the three and six months ended June 30, 2009 and 2008 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price is currently above the market price and their effect would be anti-dilutive.

Cash Distributions

In April 2009, our board of directors declared a quarterly cash distribution of $0.43 per unit related to the first quarter of 2009. This distribution was paid on May 20, 2009 to unitholders of record on May 8, 2009 and totaled $18.3 million. In July 2009, our board of directors declared a quarterly cash distribution of $0.43 per unit related to the second quarter of 2009. This distribution will be paid on August 18, 2009 to unitholders of record on August 6, 2009 and will total $18.3 million.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2009	2008	2009	2008
	(Thousands of Dollars)

For the three months ended June 30:
Components of net periodic benefit cost:
Service cost	$2,039	$1,889	$167	$153
Interest cost	336	188	175	135
Expected return on assets	(400)	(248)	—	—
Amortization of net loss	28	4	—	—

Net periodic benefit cost	$2,003	$1,833	$342	$288

For the six months ended June 30:
Components of net periodic benefit cost:
Service cost	$4,078	$3,516	$334	$288
Interest cost	672	376	350	253
Expected return on assets	(800)	(496)	—	—
Amortization of net loss	56	8	—	—

Net periodic benefit cost	$4,006	$3,404	$684	$541

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2008, Part I “Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of June 30, 2009, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,238,371 common units of NuStar Energy representing an 18.4% limited partner interest.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,
	2009	2008	Change

Equity in earnings of NuStar Energy	$21,896	$6,704	$15,192

General and administrative expenses	(720)	(824)	104
Other income (expense), net	21	(82)	103
Interest expense, net	(22)	(67)	45

Income before income tax benefit	21,175	5,731	15,444
Income tax benefit	200	49	151

Net income	$21,375	$5,780	$15,595

Basic and diluted net income per unit	$0.50	$0.14	$0.36

Weighted average number of basic and diluted units outstanding	42,503,784	42,500,990	2,794

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended June 30,
	2009	2008	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$987,842	$1,377,580	$(389,738)
Cost of product sales	731,861	1,175,916	(444,055)
Operating expenses	110,505	106,928	3,577
Depreciation and amortization	34,466	34,014	452

Segment operating income	111,010	60,722	50,288
General and administrative expenses	25,852	19,544	6,308
Other depreciation and amortization expense	1,082	816	266

Operating income	$84,076	$40,362	$43,714

Net income	$83,735	$14,090	$69,645
Net income per unit applicable to limited partners	$1.38	$0.15	$1.23
Cash distributions per unit applicable to limited partners	$1.0575	$0.9850	$0.0725

NuStar Energy’s net income increased $69.6 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to increases in segment operating income and other income. NuStar Energy’s segment operating income increased $50.3 million during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to a $48.5 million increase in operating income for the asphalt and fuels marketing segment, mainly resulting from a hedging loss in the second quarter of 2008 of approximately $61.0 million related to certain inventory purchased with the acquisition of the East Coast Asphalt Operations. NuStar Energy’s other income increased $18.6 million during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to the June 2009 sale of the Ardmore-Wynnewood and Trans-Texas pipelines.

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,
	2009	2008	Change
	(Thousands of Dollars)

NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,536	$167	$1,369
General partner incentive distribution	6,929	5,718	1,211

General partner’s interest in earnings and incentive distributions of NuStar Energy	8,465	5,885	2,580
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	14,152	1,540	12,612
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$21,896	$6,704	$15,192

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due to an increase in NuStar Energy’s net income.

NuStar Energy’s per unit distributions for the three months ended June 30, 2009, increased compared to the three months ended June 30, 2008, to $1.0575 from $0.9850. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for that period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2009	2008	Change

Equity in earnings of NuStar Energy	$34,729	$22,458	$12,271

General and administrative expenses	(1,477)	(1,566)	89
Other expense, net	(3)	(82)	79
Interest expense, net	(49)	(96)	47

Income before income tax benefit	33,200	20,714	12,486
Income tax benefit	183	69	114

Net income	$33,383	$20,783	$12,600

Basic and diluted net income per unit	$0.78	$0.49	$0.29

Weighted average number of basic and diluted units outstanding	42,503,784	42,500,990	2,794

The following table summarizes NuStar Energy’s results of operations:

	Six Months Ended June 30,
	2009	2008	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$1,621,846	$1,970,354	$(348,508)
Cost of product sales	1,148,656	1,568,925	(420,269)
Operating expenses	213,827	195,378	18,449
Depreciation and amortization	69,329	63,258	6,071

Segment operating income	190,034	142,793	47,241
General and administrative expenses	48,316	35,627	12,689
Other depreciation and amortization expense	2,208	1,618	590

Operating income	$139,510	$105,548	$33,962

Net income	$123,090	$69,959	$53,131
Net income per unit applicable to limited partners	$1.96	$1.11	$0.85
Cash distributions per unit applicable to limited partners	$2.115	$1.970	$0.1450

NuStar Energy’s net income increased $53.1 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to increases in segment operating income and other income, partially offset by an increase in general and administrative expenses. NuStar Energy’s segment operating income increased $47.2 million during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to a $34.4 million increase in operating income for the asphalt and fuels marketing segment due to the $61.0 hedging loss in the second quarter of 2008. In addition, NuStar Energy’s operating income for the storage segment increased $14.0 million mainly due to completed tank expansion projects. NuStar Energy’s other income increased $17.3 million during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to the June 2009 sale of the Ardmore-Wynnewood and Trans-Texas pipelines.

The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2009	2008	Change
	(Thousands of Dollars)

NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,185	$1,181	$1,004
General partner incentive distribution (a)	13,858	10,906	2,952

General partner’s interest in earnings and incentive distributions of NuStar Energy	16,043	12,087	3,956
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	20,128	11,813	8,315
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$34,729	$22,458	$12,271

(a)	For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, our portion of the actual distributions made with respect to the six months ended June 30, 2008, including the IDR, exceeded the net income allocation to us.

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to an increase in NuStar Energy’s net income.

NuStar Energy’s per unit distributions for the six months ended June 30, 2009, increased compared to the six months ended June 30, 2008, to $2.115 from $1.970. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for that period.

Outlook

NuStar Energy’s Transportation Segment

NuStar Energy expects throughputs for 2009 to decline from 2008 due to the impact of refinery maintenance occurring throughout 2009 and reduced refinery utilization rates caused by lower refining margins. However, effective July 1, 2009, NuStar Energy’s tariffs increased on most of its pipelines by 7.6%, which will positively affect its revenues. In addition, NuStar Energy completed a pipeline expansion project at the end of the second quarter and expects to see a contribution to earnings beginning in the third quarter of 2009. The tariff increases, the completion of the pipeline expansion project and lower operating expenses should offset the expected revenue decline associated with the lower throughputs.

NuStar Energy’s Storage Segment

Earnings for NuStar Energy’s storage segment should improve in 2009 compared to 2008, despite lower throughputs, as this segment should benefit primarily from key terminal expansion projects mainly completed in the second half of 2008 and rate increases on its storage contracts. Most of NuStar Energy’s revenues relate to long-term storage lease contracts, which are not throughput dependent. In addition, NuStar Energy’s multi-year customer storage contracts include annual index increases to storage fee rates, which should also increase its storage lease revenue.

NuStar Energy’s Asphalt and Fuels Marketing Segment

For the second half of 2009, NuStar Energy expects its asphalt and fuels marketing segment to perform well compared to the first half of the year, primarily due to its asphalt operations. Specifically, NuStar Energy expects its asphalt operations to benefit from solid margins and higher sales volumes due to continued low supply levels and higher demand. A number of factors have contributed to the lower levels of asphalt supply, including reduced asphalt production from complex refiners that have reduced overall production due to weak refining margins. Smaller heavy crude oil discounts have reduced the benefit to complex refiners of processing heavy crudes, which results in less asphalt production from the complex refiners. Additionally, imports continue to remain significantly below last year and historic levels. Absent a change in these factors, NuStar Energy expects asphalt supplies for the remainder of the year to remain relatively low. NuStar Energy expects its asphalt sales volumes to increase in the third quarter, as the second quarter suffered from reduced demand due to wet weather that effectively delayed asphalt paving projects until the third quarter. NuStar Energy’s asphalt sales volumes should also increase somewhat in the second half of 2009 due to the impact of the American Recovery and Revitalization Act and other federal highway and public transportation programs, which provide for transportation infrastructure projects, although the majority of the benefit from those programs will occur in 2010 and beyond. Compared to the second half of last year, NuStar Energy expects earnings from its asphalt operations to be more evenly distributed between the third and fourth quarters of 2009 reflective of a less volatile crude oil market.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our 20.4% ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, depending upon the taxable income of NuStar GP, LLC. These tax payments may exceed the amount of tax expense recorded in the Consolidated Financial Statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$1.0575	$0.985	$2.115	$1.970
Total cash distributions by NuStar Energy to all partners	$65,838	$60,573	$131,676	$121,146

Cash distributions we received from NuStar Energy:
Distributions on our general partner interest	$1,318	$1,211	$2,636	$2,422
Distributions on our IDR	6,929	5,718	13,858	11,436
Distributions on our limited partnership interests	10,827	10,064	21,657	20,131

Total cash distributions to us	$19,074	$16,993	$38,151	$33,989

Distributions to us as a percentage of total cash distributions	29.0%	28.1%	29.0%	28.1%

Cash Flows for the Six Months Ended June 30, 2009 and 2008

Cash distributions received from NuStar Energy for the six months ended June 30, 2009 were $38.2 million, which we used principally to fund distributions to our unitholders totaling $36.6 million. Employee benefit plan liabilities and accrued compensation expense increased $4.7 million and $7.2 million, respectively, for the six months ended June 30, 2009, due to timing of payments for these liabilities versus reimbursement of employee-related expenses from NuStar Energy. We paid off $6.5 million of long-term debt during the six months ended June 30, 2009 from available cash on hand, due to the impending maturity of our three-year revolving credit facility.

Cash distributions received from NuStar Energy for the six months ended June 30, 2008 were $33.4 million, which we used principally to fund distributions to our unitholders totaling $30.6 million. We borrowed $5.0 million for the six months ended June 30, 2008, which we used to fund our $5.0 million contribution to NuStar Energy to maintain our 2% general partner interest following NuStar Energy’s issuance of common units in April 2008.

Cash Distributions to Unitholders

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions to be paid related to the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$0.43	$0.36	$0.86	$0.72
Total cash distributions	$18,277	$15,300	$36,554	$30,600

Contractual Obligations

Credit Facility

As of June 30, 2009, we had no borrowings outstanding under our three-year revolving credit facility (2006 Credit Facility), which matured on July 19, 2009. On July 17, 2009, we entered into an amended and restated revolving credit facility (2009 Credit Facility) that matures on July 16, 2010 with a borrowing capacity of up to $19.5 million, of which, up to $10 million may be available for letters of credit. Interest on the 2009 Credit Facility is based upon, at our option, either an alternative base rate plus 3.5% or a LIBOR based rate plus 4.5%. These interest rates are 3.5% to 4.0% higher than the rates that were in effect under the 2006 Credit Facility.

The terms of the 2009 Credit Facility, which are substantially equivalent to those under the 2006 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of June 30, 2009.

We will use our 2009 Credit Facility to fund capital contributions to NuStar Energy to maintain our 2% general partner interest in the event NuStar Energy issues additional units and to meet other liquidity and capital resource requirements.

Related Party Transactions

NuStar Energy reimburses us for its share of costs incurred by us related to employee-related benefit plans and unit-based compensation. Please refer to Note 4 of Condensed Notes to Consolidated Financial Statements for total related party transactions charged to NuStar Energy, and amounts due from NuStar Energy related to these and other transactions.

GP Services Agreement

NuStar Energy and NuStar GP, LLC entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

The Holdco Administrative Services Expense equals $1.1 million and $0.8 million for the fiscal years 2009 and 2008, respectively, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we incurred related to the GP Services Agreement were $0.4 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.

Contingencies

As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcomes of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 9 of Condensed Notes to Consolidated Financial Statements for a more detailed discussion of contingencies.

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2008, as well as our subsequent quarterly reports on Form 10-Q.

EPA Investigation. In November 2006, the U.S. Environmental Protection Agency (the EPA) commenced an investigation at one of the terminals owned by Shore Terminals LLC (Shore). The investigation concerned allegations that Shore failed to comply with certain of its obligations under the Clean Air Act. Shore cooperated fully with the government in its investigation. At the conclusion of the investigation, Shore agreed to plead guilty to four counts of making a false statement under Title 18 United States Code 1001. Shore also agreed to pay a monetary fine of $1.75 million, contribute $750,000 to community environmental projects, serve two years of probation and participate in an environmental compliance program. On July 14, 2009, the United States District Court for the Northern District of California accepted the plea agreement.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of unitholders was held April 30, 2009. Matters voted on at the meeting and the results thereof were as follows:

(a)	a proposal to elect one Class III director to serve until the 2012 annual meeting was approved as follows:

Director	Affirmative	Negative	Non-Votes
James F. Clingman, Jr.	38,303,629	273,352	n/a

(b)	a proposal to ratify the appointment of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved as follows:

Affirmative	Negative	Abstain	Non-Votes
38,365,540	186,044	25,396	n/a

Directors whose terms of office continued after the annual meeting were: William E. Greehey, Stan L. McLelland, Curtis V. Anastasio and William B. Burnett.

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
August 7, 2009

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 7, 2009

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 7, 2009