Form 10-Q
period 2009-09-30
NuStar GP Holdings, LLC
filed 2009-11-05
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of units outstanding as of November 1, 2009 was 42,548,871.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,274	$1,791
Accounts receivable	689	771
Receivable from NuStar Energy L.P.	9,087	3,441
Income tax receivable	3,017	722
Prepaid expenses	207	219
Deferred income tax assets, net	3,835	1,860

Total current assets	18,109	8,804

Investment in NuStar Energy L.P.	552,946	553,921
Long-term receivable from NuStar Energy L.P.	7,102	6,645
Deferred income tax assets, net	3,321	3,463

Total assets	$581,478	$572,833

Liabilities and Members’ Equity

Current liabilities:
Current portion of long-term debt	$—	$6,500
Accounts payable	26	340
Accrued compensation expense	14,312	6,445
Accrued liabilities	678	727
Taxes other than income tax	486	908

Total current liabilities	15,502	14,920

Employee benefit plan liabilities	21,511	14,463
Commitments and contingencies (Note 9)

Members’ equity	546,043	549,236
Accumulated other comprehensive loss:
Share of NuStar Energy L.P.’s other comprehensive income (loss)	1,217	(2,907)
Pension adjustment, net of tax	(2,795)	(2,879)

Total accumulated other comprehensive loss	(1,578)	(5,786)

Total members’ equity	544,465	543,450

Total liabilities and members’ equity	$581,478	$572,833

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Equity in earnings of NuStar Energy L.P.	$18,051	$35,662	$52,780	$58,120

General and administrative expenses	(679)	(793)	(2,156)	(2,359)
Other income (expense), net	22	(36)	19	(118)
Interest expense, net	(88)	(57)	(137)	(153)

Income before income tax benefit	17,306	34,776	50,506	55,490
Income tax benefit	420	34	603	103

Net income	$17,726	$34,810	$51,109	$55,593

Basic and diluted net income per unit	$0.42	$0.82	$1.20	$1.31

Weighted average number of basic and diluted units outstanding	42,504,238	42,501,433	42,503,937	42,501,139

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$51,109	$55,593
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(52,780)	(58,120)
Distributions of equity in earnings from NuStar Energy L.P.	52,780	50,344
Deferred income tax benefit	(1,833)	(452)
Increase in employee benefit plan liabilities	7,048	1,458
Changes in current assets and liabilities (Note 7)	(152)	1,894
Other, net	(476)	(2,868)

Net cash provided by operating activities	55,696	47,849

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	4,442	—
Investment in NuStar Energy L.P.	—	(8,236)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	676	132
Other, net	—	(80)

Net cash provided by (used in) investing activities	5,118	(8,184)

Cash Flows from Financing Activities:
Long-term debt borrowings	—	5,000
Repayment of long-term debt	(6,500)	(1,500)
Distributions to unitholders	(54,831)	(45,900)

Net cash used in financing activities	(61,331)	(42,400)

Net decrease in cash and cash equivalents	(517)	(2,735)
Cash and cash equivalents at the beginning of the period	1,791	3,240

Cash and cash equivalents at the end of the period	$1,274	$505

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2009, we owned approximately 20.4% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,235,418 common units of NuStar Energy representing an 18.4% limited partner interest.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and nine months ended September 30, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have reviewed and disclosed, as necessary, subsequent events that occurred after September 30, 2009 through November 5, 2009, the date of issuance of these unaudited financial statements.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

In June 2009, the FASB amended certain requirements related to variable interest entities (VIEs), including the requirements for determining whether an entity is a VIE or the primary beneficiary of a VIE. In addition, the amended requirements include additional disclosures about an entity’s involvement with a VIE. These amended requirements become effective as of the beginning of a company’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Accordingly, we will be required to comply with the amended requirements on January 1, 2010 and do not expect it to materially affect our financial position or results of operations.

Subsequent Events

In May 2009, the FASB established accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. These requirements include the disclosure of the date through which subsequent events have been evaluated, and the basis for determining that date. We adopted these provisions effective April 1, 2009.

Financial Instruments

In April 2009, the FASB revised its existing disclosure requirements for the fair value of financial instruments in annual and interim financial statements. Starting with interim periods ending after June 15, 2009, we must disclose the fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, along with the related carrying value and methods and significant assumptions used to estimate the fair value. Retrospective application for comparative periods presented is not required. Our only financial instrument is our revolving credit facility, which bears interest at a variable rate that floats with market rates, and thus the fair value of any outstanding borrowings would approximate its carrying amount. As of September 30, 2009, there were no outstanding borrowings under our revolving credit facility.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	September 30, 2009	December 31, 2008
	(Unaudited)

Balance Sheet Information:
Current assets	$682,139	$486,486
Property, plant and equipment, net	2,973,547	2,941,824
Goodwill	807,742	806,330
Other long-term assets, net	206,192	224,957

Total assets	$4,669,620	$4,459,597

Current liabilities	$410,981	$252,024
Long-term debt, less current portion	1,914,598	1,872,015
Other long-term liabilities	126,801	128,561

Total liabilities	2,452,380	2,252,600

Partners’ equity	2,217,240	2,206,997

Total liabilities and partners’ equity	$4,669,620	$4,459,597

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Statement of Income Information:
Revenues	$1,251,247	$1,825,226	$2,873,093	$3,795,580
Operating income	87,190	175,478	226,700	281,026
Net income	64,440	151,277	187,530	221,236

Other

As of September 30, 2009 and December 31, 2008, our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	September 30, 2009	December 31, 2008
	(Thousands of Dollars)

NuStar Energy’s total partners’ equity	$2,217,240	$2,206,997
NuStar GP Holdings’ ownership interest in NuStar Energy	20.4%	20.5%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	452,317	452,434
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	100,629	101,487

Investment in NuStar Energy	$552,946	$553,921

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

We had a receivable from NuStar Energy of $9.1 million and $3.4 million, as of September 30, 2009 and December 31, 2008, respectively, relating to payroll, employee-related benefit plan expenses and unit-based compensation. We also had a long-term receivable from NuStar Energy of $7.1 million and $6.6 million, as of September 30, 2009 and December 31, 2008, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars)

Expenses for payroll, employee-related benefit plans and unit-based compensation	$40,416	$46,499	$133,057	$120,671
Other	154	156	302	257

Total related party transactions charged to NuStar Energy	$40,570	$46,655	$133,359	$120,928

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

The Holdco Administrative Services Expense equals $1.1 million and $0.8 million for the fiscal years 2009 and 2008, respectively, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amount of expenses we incurred related to the GP Services Agreement were $0.3 million for the three months ended September 30, 2009 and 2008, and $1.0 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$1,327	$1,318	$3,963	$3,740
General partner incentive distribution	7,055	6,929	20,913	18,365

Total general partner distribution	8,382	8,247	24,876	22,105
Limited partner distribution	10,895	10,872	32,552	31,003

Total distributions to NuStar GP Holdings	19,277	19,119	57,428	53,108
Public unitholders’ distributions	47,105	46,719	140,630	133,876

Total cash distributions	$66,382	$65,838	$198,058	$186,984

Cash distributions per unit applicable to limited partners	$1.0650	$1.0575	$3.1800	$3.0275

In July 2009, NuStar Energy declared a quarterly cash distribution of $1.0575, which was paid on August 13, 2009 to unitholders of record on August 6, 2009. This distribution related to the second quarter of 2009 and totaled $65.8 million. In October 2009, NuStar Energy declared a quarterly cash distribution of $1.0650 per unit related to the third quarter of 2009. This distribution will be paid on November 12, 2009 to unitholders of record on November 5, 2009 and will total $66.4 million.

6. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

We have applied fair value recognition and disclosure provisions for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually as of January 1, 2008. As permitted, we applied the provisions for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009, which did not affect our financial position or results of operations.

The following liabilities are measured at fair value on a recurring basis:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Accrued compensation expense:
NuStar Energy restricted units	$9,092	$—	$—	$9,092
NuStar Energy unit options	—	4,135	—	4,135

Total	$9,092	$4,135	$—	$13,227

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Accrued compensation expense:
NuStar Energy restricted units	$4,486	$—	$—	$4,486
NuStar Energy unit options	—	1,556	—	1,556

Total	$4,486	$1,556	$—	$6,042

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

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Thousands of Dollars)

Decrease (increase) in current assets:
Accounts receivable	$82	$(606)
Receivable from NuStar Energy	(5,033)	—
Income tax receivable	(2,295)	280
Prepaid expenses	12	189
Increase (decrease) in current liabilities:

Accounts payable	(314)	293
Payable to NuStar Energy	—	881
Accrued compensation expense	7,867	1,229
Accrued liabilities	(49)	(266)
Taxes other than income tax	(422)	(106)

Changes in current assets and liabilities	$(152)	$1,894

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Thousands of Dollars)

Cash paid for interest	$85	$171
Cash paid for income taxes	3,523	69

8. CREDIT FACILITY

Our three-year revolving credit facility (2006 Credit Facility) matured on July 19, 2009. On July 17, 2009, we entered into an amended and restated revolving credit facility (2009 Credit Facility) that matures on July 16, 2010 with a borrowing capacity of up to $19.5 million, of which, up to $10 million may be available for letters of credit. Interest on the 2009 Credit Facility is based upon, at our option, either an alternative base rate plus 3.5% or a LIBOR based rate plus 4.5%. These interest rates are 3.5% to 4.0% higher than the rates that were in effect under the 2006 Credit Facility. As of September 30, 2009, we had no outstanding borrowings under our 2009 Credit Facility.

The terms of the 2009 Credit Facility, which are substantially equivalent to those under the 2006 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of September 30, 2009.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2008	$543,450
Net income	51,109
Distributions to unitholders	(54,831)
Share of NuStar Energy’s other comprehensive income	4,124
Unit-based compensation	529
Other	84

Balance as of September 30, 2009	$544,465

Comprehensive Income

For the three and nine months ended September 30, 2009 and 2008, the difference between our net income and our comprehensive income resulted mainly from our proportionate share of NuStar Energy’s other comprehensive income. Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars)

Net income	$17,726	$34,810	$51,109	$55,593
Share of NuStar Energy’s other comprehensive income (loss)	1,870	(2,816)	4,124	(3,566)
Other	28	4	84	12

Comprehensive income	$19,624	$31,998	$55,317	$52,039

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Income Per Unit

In June 2008, the FASB addressed whether instruments granted in share-based payment transactions are participating securities. The FASB clarified that participating securities now include unvested share-based payment awards if they contain nonforfeitable rights to dividends or dividend equivalents. For all periods subsequent to January 1, 2009 and for any comparable periods, we began treating units granted under the NuStar GP Holdings 2006 Long-Term Incentive Plan as participating securities in computing net income per unit pursuant to the two-class method, and the effect is not material.

The computation of diluted net income per unit for the three and nine months ended September 30, 2009 and 2008 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price is currently above the market price and their effect would be anti-dilutive.

Cash Distributions

In July 2009, our board of directors declared a quarterly cash distribution of $0.430 per unit related to the second quarter of 2009. This distribution was paid on August 18, 2009 to unitholders of record on August 6, 2009 and totaled $18.3 million. In October 2009, our board of directors declared a quarterly cash distribution of $0.435 per unit related to the third quarter of 2009. This distribution will be paid on November 17, 2009 to unitholders of record on November 5, 2009 and will total $18.5 million.

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2009	2008	2009	2008
	(Thousands of Dollars)

For the three months ended September 30:
Components of net periodic benefit cost:
Service cost	$2,039	$1,889	$167	$153
Interest cost	336	188	175	135
Expected return on assets	(400)	(248)	—	—
Amortization of net loss	28	4	—	—

Net periodic benefit cost	$2,003	$1,833	$342	$288

For the nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$6,117	$5,405	$501	$441
Interest cost	1,008	564	525	388
Expected return on assets	(1,200)	(744)	—	—
Amortization of net loss	84	12	—	—

Net periodic benefit cost	$6,009	$5,237	$1,026	$829

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of September 30, 2009, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,235,418 common units of NuStar Energy representing an 18.4% limited partner interest.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2009	2008	Change

Equity in earnings of NuStar Energy	$18,051	$35,662	$(17,611)

General and administrative expenses	(679)	(793)	114
Other income (expense), net	22	(36)	58
Interest expense, net	(88)	(57)	(31)

Income before income tax benefit	17,306	34,776	(17,470)
Income tax benefit	420	34	386

Net income	$17,726	$34,810	$(17,084)

Basic and diluted net income per unit	$0.42	$0.82	$(0.40)

Weighted average number of basic and diluted units outstanding	42,504,238	42,501,433	2,805

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended September 30,
	2009	2008	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$1,251,247	$1,825,226	$(573,979)
Cost of product sales	989,868	1,467,152	(477,284)
Operating expenses	118,190	127,095	(8,905)
Depreciation and amortization	35,580	34,223	1,357

Segment operating income	107,609	196,756	(89,147)
General and administrative expenses	19,213	20,358	(1,145)
Other depreciation and amortization expense	1,206	920	286

Operating income	$87,190	$175,478	$(88,288)

Net income	$64,440	$151,277	$(86,837)
Net income per unit applicable to limited partners	$1.03	$2.60	$(1.57)
Cash distributions per unit applicable to limited partners	$1.0650	$1.0575	$0.0075

NuStar Energy’s net income decreased $86.8 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decrease in its segment operating income. NuStar Energy’s segment operating income decreased $89.1 million during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decreased product margin associated with its asphalt operations within its asphalt and fuels marketing segment. The decrease in NuStar Energy’s operating income from its asphalt and fuels marketing segment was partially offset by increased operating income from its storage and transportation segments.

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2009	2008	Change
	(Thousands of Dollars)

NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,148	$2,888	$(1,740)
General partner incentive distribution	7,055	6,929	126

General partner’s interest in earnings and incentive distributions of NuStar Energy	8,203	9,817	(1,614)
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	10,569	26,566	(15,997)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$18,051	$35,662	$(17,611)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to a decrease in NuStar Energy’s net income.

NuStar Energy’s per unit distributions for the three months ended September 30, 2009, increased compared to the three months ended September 30, 2008, to $1.0650 from $1.0575. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for that period.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,
	2009	2008	Change

Equity in earnings of NuStar Energy	$52,780	$58,120	$(5,340)

General and administrative expenses	(2,156)	(2,359)	203
Other income (expense), net	19	(118)	137
Interest expense, net	(137)	(153)	16

Income before income tax benefit	50,506	55,490	(4,984)
Income tax benefit	603	103	500

Net income	$51,109	$55,593	$(4,484)

Basic and diluted net income per unit	$1.20	$1.31	$(0.11)

Weighted average number of basic and diluted units outstanding	42,503,937	42,501,139	2,798

The following table summarizes NuStar Energy’s results of operations:

	Nine Months Ended September 30,
	2009	2008	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$2,873,093	$3,795,580	$(922,487)
Cost of product sales	2,138,524	3,036,077	(897,553)
Operating expenses	332,017	322,473	9,544
Depreciation and amortization	104,909	97,481	7,428

Segment operating income	297,643	339,549	(41,906)
General and administrative expenses	67,529	55,985	11,544
Other depreciation and amortization expense	3,414	2,538	876

Operating income	$226,700	$281,026	$(54,326)

Net income	$187,530	$221,236	$(33,706)
Net income per unit applicable to limited partners	$2.99	$3.77	$(0.78)
Cash distributions per unit applicable to limited partners	$3.1800	$3.0275	$0.1525

NuStar Energy’s net income decreased $33.7 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to a decrease in segment operating income and an increase in general and administrative expenses. This was partially offset by an increase in other income and a decrease in interest expense.

NuStar Energy’s segment operating income decreased $41.9 million during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to a $75.1 million decrease in operating income for the asphalt and fuels marketing segment, which was mainly due to a decreased product margin associated with its asphalt operations. This was partially offset by an increase in gross margin due to the $61.0 million hedging loss in the second quarter of 2008. The decrease in operating income from NuStar Energy’s asphalt and fuels marketing segment was partially offset by increased operating income from its storage and transportation segments.

The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2009	2008	Change
	(Thousands of Dollars)

NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,333	$4,069	$(736)
General partner incentive distribution (a)	20,913	17,835	3,078

General partner’s interest in earnings and incentive distributions of NuStar Energy	24,246	21,904	2,342
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	30,697	38,379	(7,682)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—

NuStar GP Holdings’ equity in earnings of NuStar Energy	$52,780	$58,120	$(5,340)

(a)	For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, our portion of the actual distributions made with respect to the nine months ended September 30, 2008, including the IDR, exceeded the net income allocation to us.

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to a decrease in NuStar Energy’s net income.

NuStar Energy’s per unit distributions for the nine months ended September 30, 2009, increased compared to the nine months ended September 30, 2008, to $3.1800 from $3.0275. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for that period.

OUTLOOK

NuStar Energy expects its results in the fourth quarter to be lower than the third quarter mainly due to lower asphalt sales and margins. Typically, asphalt sales decline in the fourth quarter for seasonal reasons, including decreased road construction during colder months. While NuStar Energy expects relatively strong fourth quarter results from its transportation and storage segments, those will not be enough to offset the decline from its asphalt and fuels marketing segment as compared to the third quarter. Despite increases in the storage and transportation segments, NuStar Energy expects the consolidated results for the full year 2009 to be lower than the results of 2008 due to the decline in the results of the asphalt and fuels marketing segment.

NuStar Energy’s Transportation Segment

NuStar Energy expects throughputs for the fourth quarter of 2009 to increase slightly compared to the third quarter due to a lighter refinery maintenance schedule in the fourth quarter. NuStar Energy expects the fourth quarter to continue to benefit from the tariff increase effective July 1, 2009 and the completion of the pipeline expansion project on June 30, 2009 as well as lower operating expenses.

NuStar Energy’s Storage Segment

Fourth quarter results for NuStar Energy’s storage segment should be slightly lower as compared to the third quarter mainly due to higher operating expense.

NuStar Energy’s Asphalt and Fuels Marketing Segment

For the fourth quarter of 2009, NuStar Energy expects earnings from its asphalt and fuels marketing segment to be lower compared to the third quarter, primarily due to its asphalt operations, which it expects to follow the typical seasonal decline in sales and margin.

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

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$1.0650	$1.0575	$3.1800	$3.0275
Total cash distributions by NuStar Energy to all partners	$66,382	$65,838	$198,058	$186,984

Cash distributions we received from NuStar Energy:
Distributions on our general partner interest	$1,327	$1,318	$3,963	$3,740
Distributions on our IDR	7,055	6,929	20,913	18,365
Distributions on our limited partnership interests	10,895	10,872	32,552	31,003

Total cash distributions to us	$19,277	$19,119	$57,428	$53,108

Distributions to us as a percentage of total cash distributions	29.0%	29.0%	29.0%	28.4%

Cash Flows for the Nine Months Ended September 30, 2009 and 2008

Cash distributions received from NuStar Energy for the nine months ended September 30, 2009 were $57.2 million, which we used principally to fund distributions to our unitholders totaling $54.8 million. Employee benefit plan liabilities and accrued compensation expense increased $7.0 million and $7.9 million, respectively, for the nine months ended September 30, 2009, due to timing of payments for these liabilities coupled with an increase in long-term incentive plan grants and an increase in NuStar Energy’s unit price. These increases in liabilities were offset by an increase in net receivables of $7.2 million for the nine months ended September 30, 2009, which primarily relate to employee-related costs. We repaid $6.5 million of long-term debt outstanding on our three-year revolving credit facility from available cash on hand, prior to its maturity on July 19, 2009.

Cash distributions received from NuStar Energy for the nine months ended September 30, 2008 totaled $50.3 million, which we used principally to fund distributions to our unitholders totaling $45.9 million. We borrowed $5.0 million for the nine months ended September 30, 2008, which we used to partially fund our $8.2 million contribution to NuStar Energy.

Cash Distributions to Unitholders

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$0.435	$0.430	$1.295	$1.150
Total cash distributions	$18,489	$18,276	$55,043	$48,876

Contractual Obligations

Credit Facility

Our three-year revolving credit facility (2006 Credit Facility) matured on July 19, 2009. On July 17, 2009, we entered into an amended and restated revolving credit facility (2009 Credit Facility) that matures on July 16, 2010 with a borrowing capacity of up to $19.5 million, of which, up to $10 million may be available for letters of credit. Interest on the 2009 Credit Facility is based upon, at our option, either an alternative base rate plus 3.5% or a LIBOR based rate plus 4.5%. These interest rates are 3.5% to 4.0% higher than the rates that were in effect under the 2006 Credit Facility. As of September 30, 2009, we had no outstanding borrowings under our 2009 Credit Facility.

The terms of the 2009 Credit Facility, which are substantially equivalent to those under the 2006 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $25.0 million in respect to our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of September 30, 2009.

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

The Holdco Administrative Services Expense equals $1.1 million and $0.8 million for the fiscal years 2009 and 2008, respectively, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amount of expenses we incurred related to the GP Services Agreement were $0.3 million for the three months ended September 30, 2009 and 2008, and $1.0 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ.

EPA Investigation - Baltimore, Maryland facility. In September 2009, an administrative complaint was filed by the U.S. Environmental Protection Agency (the EPA) in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleges that certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations include failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleges that NTOP and NTS violated certain provisions of the Code of Maryland Regulations, which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). The total civil penalty sought by the EPA is $199,400. NuStar Energy is currently investigating these claims and intends to vigorously defend against them.

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
November 5, 2009

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 5, 2009

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 5, 2009