Form 10-K
period 2009-12-31
NuStar GP Holdings, LLC
filed 2010-02-26
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-32940

NUSTAR GP HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 West	78248
San Antonio, Texas	(Zip Code)
(Address of principal executive offices)

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

Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The aggregate market value of units held by non-affiliates was approximately $819 million based on the last sales price quoted as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter.

The number of units outstanding as of February 1, 2010 was 42,547,294.

PART I

Unless otherwise indicated, the terms “NuStar GP Holdings, LLC,” “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 30 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom. As of December 31, 2009, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;
•

100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,257,207 common units of NuStar Energy representing a 16.7% limited partner interest.

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

RECENT DEVELOPMENTS

In November 2009, NuStar Energy issued 5,750,000 common units at a price of $52.45 per unit. NuStar Energy received net proceeds of $288.8 million. In conjunction with NuStar Energy’s issuance of common units, we contributed $6.2 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 20.5% at December 31, 2008 to 18.7% at December 31, 2009.

ORGANIZATIONAL STRUCTURE

The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2009:

EMPLOYEES

Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC also provide services to NuStar Energy pursuant to the GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2009, NuStar GP, LLC had 1,379 employees. We believe that NuStar GP, LLC’s relationship with these employees is satisfactory.

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

Our operating cash flow is currently completely dependent upon NuStar Energy making cash distributions to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of throughput volumes transported in its pipelines;
•	lease renewals or throughput volumes in its terminals and storage facilities;
•	tariff rates and fees it charges and the returns it realizes for its services;
•	the results of its marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;
•	demand for crude oil, refined products and anhydrous ammonia;
•	the effect of worldwide energy conservation measures;
•	its operating costs;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	prevailing economic conditions.

In addition, the amount of cash that NuStar Energy will have available for distribution will depend on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;
•	the sources of cash used to fund its acquisitions;
•	its capital expenditures;
•	fluctuations in its working capital needs;
•	issuances of debt and equity securities; and
•	adjustments in cash reserves made by NuStar Energy’s general partner, in its discretion.

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

Because our only source of operating cash flow consists of cash distributions from NuStar Energy, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions NuStar Energy makes to its unitholders, including us. We cannot assure you that NuStar Energy will continue to make quarterly distributions at its current level of $1.065 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if NuStar Energy increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by NuStar Energy to us. Our ability to distribute cash received from NuStar Energy to our unitholders is limited by a number of factors, including:

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

We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.435 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.435 per unit.

NuStar Energy’s unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.

We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2009, we own a 16.7% limited partner interest in NuStar Energy, and the public unitholders own 81.3%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash as or be as valuable as the 2% general partner interest and incentive distribution rights had we retained them.

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

Restrictions in our credit facility limit our ability to make distributions to our unitholders; credit facility matures in July 2010.

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

Our revolving credit facility matures in July 2010. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it at substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.

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

Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 16.3% of our outstanding units.

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

Because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. In fact, our growth is currently completely dependent upon NuStar Energy’s ability to increase its quarterly distributions because our only cash-generating assets are indirect ownership interests in NuStar Energy. If we issue additional units or incur debt to fund acquisitions and growth capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our current per unit distribution level.

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

If in the future we cease to manage NuStar Energy, we may be deemed to be an investment company under the Investment Company Act of 1940, which would cause us either to have to register as an investment company, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights.

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

Any sustained decrease in demand for refined products in the markets served by NuStar Energy’s pipelines, terminals or refineries could result in a significant reduction in throughputs in its pipelines, storage in its terminals or sales of asphalt and other refined products, which would reduce NuStar Energy’s cash flow and its ability to make distributions to its partners, including us. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel, and travel;
•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;
•	a decrease in spending on construction projects, including road paving and maintenance;
•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;
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

A decrease in lease renewals or throughputs in NuStar Energy’s assets would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions to its unitholders, including us.

A decrease in lease renewals or throughputs in NuStar Energy’s assets would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions to its unitholders, including us. Such a decrease could result from either a customer’s failure to renew a lease or a temporary or permanent decline in the amount of crude oil or refined products stored at and transported from the refineries NuStar Energy serves and owns. Factors that could result in such a decline include:

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

NuStar Energy’s asphalt refineries are dependent upon a steady supply of crude oil from Petróleos de Venezuela S.A. (PDVSA), the national oil company of Venezuela, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt NuStar Energy’s supply of crude oil.

NuStar Energy has an agreement with PDVSA, pursuant to which PDVSA agrees to sell and we agree to purchase an annual average of 75,000 barrels per day of crude oil. In December 2008, OPEC, which includes Venezuela, agreed to decrease production by 2.2 million barrels of crude oil per day and PDVSA reduced contractual deliveries by two 300,000 barrel Boscán cargoes in February 2009 and one in March 2009. These production decreases have not had a material impact on NuStar Energy’s financial results. Additional OPEC cuts, coupled with Venezuela’s recent political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA further reduces its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which our refineries are currently optimized, NuStar Energy will be forced to replace all or a portion of the crude oil it would normally have purchased under its PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than it would have obtained under the PDVSA crude oil supply contract. While NuStar Energy found satisfactory replacement crudes for the February and March 2009 cuts, it is possible that processing a more significant proportion of alternate crudes could result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any major disruption of

NuStar Energy’s supply of crude oil from Venezuela could result in substantially lower revenues and additional volatility in its earnings and cash flow.

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

Revenues associated with NuStar Energy’s asphalt operations result from the refining of crude oil into asphalt and other products and the sale of those products. The price and market value of crude oil and refined products is volatile. NuStar Energy’s revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of NuStar Energy’s inventory. Future price volatility could have an adverse impact on NuStar Energy’s results of operations, cash flow and ability to make distributions to its unitholders, including us.

NuStar Energy’s financial results are affected by volatile asphalt and intermediate product refining margins.

A large portion of NuStar Energy’s earnings from its asphalt operations are affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. NuStar Energy’s cost to acquire feedstocks and the price at which it can ultimately sell asphalt and other intermediate products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation.

Additionally, crude oil prices and prices for the asphalt and intermediate products produced by NuStar Energy’s asphalt operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the asphalt operations is marketed to satisfy governmental contracts. The governmental agencies with which NuStar Energy or its customers contract may have budgetary or other constraints that limit their ability to absorb increases to asphalt prices. NuStar Energy’s results of operations in its asphalt and fuels marketing segment will suffer if the market prices of asphalt and intermediate products do not increase as much as the price of crude oil. NuStar Energy’s increased exposure to unstable commodity prices will increase the volatility of its earnings.

The operating results for NuStar Energy’s asphalt operations are seasonal and generally lower in the first and fourth quarters of the year.

The selling prices of asphalt products NuStar Energy produces are seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters, due to the seasonality of road construction. In addition, NuStar Energy’s natural gas costs can be higher during the winter months. NuStar Energy’s operating results for the first and fourth calendar quarters will likely be lower than those for the second and third calendar quarters of each year as a result of this seasonality.

Competition in the asphalt industry is intense, and such competition in the markets in which NuStar Energy sells its asphalt products could adversely affect NuStar Energy’s earnings and ability to make distributions to its unitholders, including us.

NuStar Energy’s asphalt operations compete with other refiners and with regional and national asphalt marketing companies. Many of these competitors are larger, more diverse companies with greater resources, providing them advantages in obtaining crude oil and other blendstocks and in competing through bidding process for asphalt supply contracts.

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

In order to manage NuStar Energy’s exposure to commodity price fluctuations associated with its asphalt and fuels marketing segment, NuStar Energy may engage in crude oil and refined product hedges. While intended to reduce the effects of volatile crude oil and refined product prices, such transactions, depending on the hedging instrument used, may limit NuStar Energy’s potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose NuStar Energy to the risk of financial loss in certain circumstances, including instances in which:

•	production is substantially less than expected;
•	the counterparties to NuStar Energy’s futures contracts fail to perform under the contracts; or
•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex, and even when NuStar Energy engages in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, NuStar Energy’s financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not possible for NuStar Energy to engage in a hedging transaction that completely mitigates its exposure to commodity prices. NuStar Energy’s financial statements may reflect a gain or loss arising from an exposure to commodity prices for which NuStar Energy is unable to enter into an effective hedge.

NuStar Energy is exposed to counterparty credit risk. Nonpayment and nonperformance by NuStar Energy’s customers, vendors or derivative counterparties could reduce its revenues, increase its expenses or otherwise negatively impact its operating results, cash flows and ability to make distributions to its unitholders, including us.

NuStar Energy is subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide NuStar Energy with products or services could result in higher costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to NuStar Energy’s interest rate and commodity derivatives could expose NuStar Energy to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of its customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. Any substantial increase in the nonpayment and nonperformance by NuStar Energy’s customers, vendors or counterparties could have a material adverse effect on its results of operations and cash flows.

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, significant working capital needs, restrictions in its debt agreements and recent disruptions in the financial markets.

As of December 31, 2009, NuStar Energy’s consolidated debt was $1.8 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP) have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poor’s and Fitch. Fitch, Moody’s and Standard & Poor’s have assigned NuStar Logistics and NuPOP a stable outlook. Any future downgrade of the debt issued by NuStar Energy’s wholly owned subsidiaries could significantly increase NuStar Energy’s capital costs and adversely affect its ability to raise capital in the future. Additionally, any further ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase NuStar Energy’s capital costs and adversely affect NuStar Energy’s ability to raise capital in the future.

NuStar Energy requires significant amounts of working capital to make purchases of crude oil and maintain necessary seasonal inventories to support its asphalt operations. NuStar Energy believes that its current sources of capital are adequate to meet its working capital needs. However, if NuStar Energy’s working capital needs increase more than anticipated, it may be forced to seek additional sources of capital, which may not be available or available on commercially reasonable terms.

NuStar Energy’s five-year revolving credit agreement (the 2007 Revolving Credit Agreement) contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, NuStar Energy maintains a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2007 Revolving Credit Agreement will result in a default under the terms of this credit agreement and could result in acceleration of this and possibly other indebtedness.

Debt service obligations, restrictive covenants in NuStar Energy’s credit facilities and the indentures governing its outstanding senior notes and maturities resulting from this leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions and fund other capital needs and its ability to pay cash distributions to unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us.

If NuStar Energy’s lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the 2007 Revolving Credit Agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions to unitholders, including us.

Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.

NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2009, NuStar Energy had approximately $1.8 billion of consolidated debt, of which $1.0 billion was at fixed interest rates and $0.8 billion was at variable interest rates after giving effect to interest rate swap agreements. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

If NuStar Energy is unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in its project economics deteriorate, NuStar Energy’s financial condition, results of operations, or cash flows could be affected materially and adversely.

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect NuStar Energy’s ability to achieve forecasted operating results. Although NuStar Energy evaluates and monitors each capital spending project and tries to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond its control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;
•	unplanned increases in the cost of construction materials or labor;
•	disruptions in transportation of modular components and/or construction materials;
•

severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions explosions, fires, spills) affecting NuStar Energy’s facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•	market-related increases in a project’s debt or equity financing costs; and/or
•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

NuStar Energy’s forecasted operating results also are based upon its projections of future market fundamentals that are not within its control, including changes in general economic conditions, availability to its customers of attractively priced alternative supplies of crude oil and refined products and overall customer demand.

NuStar Energy could be subject to damages based on claims brought against it by its customers or lose customers as a result of the failure of its products to meet certain quality specifications.

NuStar Energy’s specialty asphalt products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers.

Potential future acquisitions and expansions, if any, may increase substantially the level of NuStar Energy’s indebtedness and contingent liabilities, and NuStar Energy may be unable to integrate them effectively into its existing operations.

From time to time, NuStar Energy evaluates and acquires assets and businesses that it believes complement or diversify its existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If NuStar Energy consummates any future material acquisitions, its capitalization and results of operations may change significantly.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined and we may experience unanticipated delays in realizing the benefits of an acquisition. In some cases, NuStar Energy has indemnified the previous owners and operators of acquired assets.

Following an acquisition, NuStar Energy may discover previously unknown liabilities associated with the acquired business for which it has no recourse under applicable indemnification provisions. In addition, the terms of an acquisition may require NuStar Energy to assume certain prior known or unknown liabilities for which it may not be indemnified or have adequate insurance.

Climate change legislation and regulatory initiatives may decrease demand for the products NuStar Energy stores, transports and sells and increase NuStar Energy’s operating costs.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the EPA issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of its operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions and administer and manage a greenhouse gas emissions program. NuStar Energy may be unable to recover any such lost revenues or increased costs in the rates it charges its customers, and any such recovery may depend on events beyond NuStar Energy’s control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (FERC) and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate control initiatives could have adverse effects on its business, financial position, results of operations and prospects.

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

NuStar Energy may have liabilities from its refining assets that pre-exist NuStar Energy’s acquisition of its asphalt operations, but that may not be covered by indemnification rights NuStar Energy will have against the sellers of the assets.

Some of the assets included in NuStar Energy’s asphalt operations have been used for many years to refine and store asphalt products. Releases may have occurred in the past which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect NuStar Energy’s financial position and results of operations.

NuStar Energy’s operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require NuStar Energy to make substantial expenditures.

NuStar Energy’s operations are subject to increasingly stringent environmental and safety laws and regulations. Refining, transporting and storing petroleum and other products, such as specialty liquids, produces a risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for damages to natural resources, personal injury or property damages to private parties and significant business interruption. NuStar Energy owns or leases a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under NuStar Energy’s control.

If NuStar Energy were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions to its unitholders, including us, and its ability to meet its debt service requirements.

Some of NuStar Energy’s pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act (ICA).

The FERC regulates the tariff rates for interstate oil movements on NuStar Energy’s common carrier pipelines. Shippers may protest NuStar Energy’s pipeline tariff filings, and the FERC may investigate new or changed tariff rates. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level when taking into consideration NuStar Energy’s pipeline system’s cost of service. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint. If existing rates challenged by complaint are determined by the FERC to be in excess of a just and reasonable level when taking into consideration NuStar’s pipeline system’s cost of service, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

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

Changes to FERC rate-making principles could have an adverse impact on NuStar Energy’s ability to recover the full cost of operating its pipeline facilities and its ability to make distributions to its unitholders, including us.

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court), and, on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy.

In December 2006, the FERC issued an order addressing income tax allowance in rates, in which it reaffirmed prior statements regarding its income tax allowance policy, but raised a new issue regarding the implications of the FERC’s policy statement for publicly traded partnerships. The FERC noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, creating an opportunity for those investors to earn additional return, funded by ratepayers. Responding to this concern, FERC adjusted the equity rate of return of the pipeline at issue downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. Requests for rehearing of the order are currently pending before the FERC.

Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which NuStar Energy will ultimately be entitled is not certain. Although the FERC’s current income tax allowance policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risks due to the case-by-case review requirement. How the FERC’s policy statement is applied in practice to pipelines owned by publicly traded partnerships could impose limits on NuStar Energy’s ability to include a full income tax allowance in cost of service.

The FERC instituted a rulemaking proceeding in July 2007 to determine whether any changes should be made to the FERC’s methodology for determining pipeline equity returns to be included in cost-of-service based rates. The FERC determined that it would retain its current methodology for determining return on equity but that, when stock prices and cash distributions of tax pass-through entities are used in the return on equity calculations, the growth forecasts for those entities should be reduced by 50%. Despite the FERC’s determination, some complainants in rate proceedings have advocated that the FERC disallow the full use of cash distributions in the return on equity calculation. If the FERC were to disallow the use of full cash distributions in the return on equity calculation, such a result might adversely affect NuStar Energy’s ability to achieve a reasonable return.

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

Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2009, NuStar Energy’s power costs equaled approximately $48.1 million, or 10% of NuStar Energy’s operating expenses for the year. In addition, $17.7 million of power costs were capitalized into inventory related to NuStar Energy’s asphalt refineries, which will be expensed into cost of product sales as the inventory is sold. NuStar Energy uses mainly electric power at its pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to NuStar Energy’s unitholders, including us.

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

Current law may change, causing us or NuStar Energy to be treated as a corporation for federal income tax purposes or otherwise subjecting us or NuStar Energy to entity level taxation. In addition, because of widespread state budget deficits, and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. Partnerships and limited liability companies, unless specifically exempted, are also subject to a state level tax imposed on revenues. Imposition of an entity level tax on us or NuStar Energy by Texas, or additional states we operate in, will reduce the cash available for distribution to our unitholders.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ and a change in NuStar Energy’s estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. NuStar Energy cannot currently estimate when or if a settlement will be finalized.

ERES MATTER

In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres seeks to compel the Defendants to arbitrate a breach of contract claim in which Eres values its damages at approximately $78.1 million. CITGO/CARCO also contend that the NuStar Entities assumed the Eres contract and they have demanded that the NuStar Entities defend and indemnify them against Eres’ claims. Eres’ motion to compel arbitration and CITGO/CARCO’s indemnity claims are currently pending in the U.S. District Court for the Southern District of Texas. NuStar Energy intends to vigorously defend against these claims.

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

In February 2008, the DOJ advised NuStar Energy that the EPA has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

In addition, NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to the Shore terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. NuStar Energy has agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

In September 2009, an administrative complaint was filed by the EPA in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleges that certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations include failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleges that NTOP and NTS violated certain provisions of the Code of Maryland Regulations, which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). The total civil penalty sought by the EPA is $199,400. NuStar Energy has agreed to mediate this dispute.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	73	Chairman of the Board

Curtis V. Anastasio	53	President, Chief Executive Officer and Director

Bradley C. Barron	44	Senior Vice President, General Counsel and Secretary

Steven A. Blank	55	Senior Vice President, Chief Financial Officer and Treasurer

Thomas R. Shoaf	51	Vice President and Controller

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

Mr. Barron became Senior Vice President and General Counsel of NuStar GP Holdings, LLC and NuStar GP, LLC in April 2007. Mr. Barron also served as Secretary of NuStar GP Holdings, LLC and NuStar GP, LLC from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP Holdings, LLC from March 2006 until his promotion in April 2007. He also served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until his promotion in April 2007. Mr. Barron served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” At the close of business on February 5, 2010, we had 32 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2009 and 2008 were as follows:

	Price Range of Common Unit
	High	Low
Year 2009
4th Quarter	$27.45	$23.56
3rd Quarter	$27.36	$22.64
2nd Quarter	$25.14	$20.42
1st Quarter	$22.07	$17.16
Year 2008
4th Quarter	$20.66	$12.16
3rd Quarter	$22.31	$16.52
2nd Quarter	$27.98	$21.59
1st Quarter	$29.89	$22.25

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are our only class of security outstanding.

The cash distributions applicable to each of the quarters in the years ended December 31, 2009 and 2008 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2009
4th Quarter	February 5, 2010	February 17, 2010	$ 0.435
3rd Quarter	November 5, 2009	November 17, 2009	$ 0.435
2nd Quarter	August 6, 2009	August 18, 2009	$ 0.430
1st Quarter	May 8, 2009	May 20, 2009	$ 0.430

Year 2008
4th Quarter	February 5, 2009	February 17, 2009	$ 0.430
3rd Quarter	November 5, 2008	November 14, 2008	$ 0.430
2nd Quarter	August 6, 2008	August 15, 2008	$ 0.360
1st Quarter	May 7, 2008	May 16, 2008	$ 0.360

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of NuStar GP Holdings, LLC’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The following line graph compares the cumulative total return* on an investment in our units against the cumulative total returns of the NYSE Composite Index and the Alerian MLP Index for the period commencing July 19, 2006, the date of our initial public offering, and ending December 31, 2009.

In our Annual Report for the year ended December 31, 2008, we included a Performance Graph comparing an investment in our units against the cumulative total returns of the S&P 500 Composite Index and the Alerian MLP Index. Going forward, we will use the NYSE Composite Index instead of the S&P 500 Composite Index. Because our units are traded on the NYSE and we are not currently a member of the S&P 500, we believe that this comparison is more useful to our unitholders.

	7/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08

NuStar GP Holdings, LLC	100.00	86.03	111.37	126.05	175.43	143.95	133.66	119.98	104.11	85.68	88.48
NYSE Composite	100.00	104.19	112.97	115.04	123.47	126.13	122.99	111.76	110.83	96.98	74.71
Alerian MLP	100.00	105.45	117.50	133.13	143.33	128.60	131.92	121.59	125.80	104.68	86.49

	3/09	6/09	9/09	12/09

NuStar GP Holdings, LLC	105.54	120.57	131.43	145.26
NYSE Composite	65.12	77.89	91.68	95.83
Alerian MLP	97.49	114.40	129.96	152.39

This Performance Graph and the related textual information are based on historical data and are not indicative of future performance.

* Assumes that the value of the investment in our common units and each index (including reinvestment of dividends) was $100 on July 19, 2006. “Cumulative total return” is based on unit price appreciation plus reinvestment of distributions from July 19, 2006 through December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

We were acquired by Valero Energy Corporation (Valero Energy) in connection with its December 31, 2001 acquisition of Ultramar Diamond Shamrock. On June 1, 2006, Valero Energy contributed its ownership interest in NuStar GP, LLC to NuStar GP Holdings. Therefore, the consolidated financial statements of NuStar GP Holdings include NuStar GP, LLC, Riverwalk Logistics, L.P., and Riverwalk Holdings, LLC. The following table sets forth, for the periods and at the dates indicated, selected historical financial data for NuStar GP Holdings:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Thousands of Dollars, Except Per Unit Data)

Statement of Income Data:
Equity in earnings of NuStar Energy L.P.	$65,573	$69,622	$46,176	$42,983	$37,646

Net income	68,097	66,296	43,340	30,718	20,293
Basic and diluted earnings per unit (a)	1.60	1.56	1.02	0.72	0.48
Cash distributions per unit (b)	1.73	1.58	1.38	0.58	-

Other Financial Data:
Distributions received from NuStar Energy L.P.	$76,585	$69,449	$59,579	$53,764	$44,745

	December 31,
	2009	2008	2007	2006	2005
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$593,259	$572,833	$573,831	$570,493	$410,314
Total debt (c)	14,300	6,500	3,000	-	265,961
Members’ equity (d)	538,208	543,450	553,786	555,643	141,780

(a)	On June 28, 2006, our existing membership interests were represented by 10,000,000 units. In conjunction with our initial public offering, we effected a 4.25-for-1 split, resulting in total outstanding units of 42,500,000. Prior to June 28, 2006, we had no units outstanding. Our earnings per unit amounts assume that 42,500,000 units were outstanding for all periods presented prior to June 28, 2006.
(b)	The reported distribution per unit for the period between the closing of our initial public offering on July 19, 2006 and December 31, 2006 is prorated based on the actual number of days we were public and distributions of $0.64 per unit. For the period from July 1 - July 18, 2006, Valero Energy received 100% of our distributions. NuStar GP Holdings did not declare cash distributions on a per unit basis prior to the third quarter of 2006.
(c)	Total debt as of December 31, 2005 represents notes payable by NuStar GP Holdings to subsidiaries of Valero Energy. On July 19, 2006, subsidiaries of Valero Energy made a capital contribution to us in the form of notes issued by us and held by those Valero Energy subsidiaries.
(d)	Members’ equity as of December 31, 2006 is significantly higher than prior periods in the historical balance sheet due to the capital contribution of notes from Valero Energy subsidiaries discussed in footnote (c) above and the recognition of $158.0 million in credits upon the conversion of our NuStar Energy L.P. subordinated units to common units.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2009, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,257,207 common units of NuStar Energy representing a 16.7% limited partner interest.

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

NuStar Energy is required by its partnership agreement to distribute all of its available cash at the end of each quarter, less reserves established by its general partner, in its sole discretion, to provide for the proper conduct of NuStar Energy’s business. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

Recent Developments

In November 2009, NuStar Energy issued 5,750,000 common units at a price of $52.45 per unit. NuStar Energy received proceeds of $288.8 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $6.2 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 20.5% at December 31, 2008 to 18.7% at December 31, 2009.

Results of Operations

As discussed above, we account for our investment in NuStar Energy using the equity method. As a result, our equity in earnings of NuStar Energy, our only source of income, directly fluctuates with the amount of NuStar Energy’s distributions and results of operations. NuStar Energy’s distributions determine the amount of our incentive distribution earnings, while NuStar Energy’s results of operations determine the amounts of earnings attributable to our general partner and limited partner interests.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2009	2008	Change

Equity in earnings of NuStar Energy	$65,573	$69,622	$(4,049)

General and administrative expenses	(3,502)	(2,831)	(671)
Other income (expense), net	5,555	(379)	5,934
Interest expense, net	(363)	(214)	(149)

Income before income tax benefit	67,263	66,198	1,065
Income tax benefit	834	98	736

Net income	$68,097	$66,296	$1,801

Basic and diluted net income per unit	$1.60	$1.56	$0.04

Weighted average number of basic and diluted units outstanding	42,505,534	42,501,586	3,948

Equity in earnings of NuStar Energy

The following table summarizes NuStar Energy’s results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	Change
	(Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$3,855,871	$4,828,770	$(972,899)
Cost of product sales	2,883,187	3,864,310	(981,123)
Operating expenses	458,892	442,248	16,644
Depreciation and amortization expense	140,879	132,189	8,690

Segment operating income	372,913	390,023	(17,110)
General and administrative expenses	94,733	76,430	18,303
Other depreciation and amortization expense	4,864	3,520	1,344

Operating income	$273,316	$310,073	$(36,757)

Net income	$224,875	$254,018	$(29,143)
Net income per unit applicable to limited partners	$3.47	$4.22	$(0.75)
Cash distributions per unit applicable to limited partners	$4.245	$4.085	$0.1600

NuStar Energy’s net income decreased $29.1 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to an increase in general and administrative expenses and a decrease in segment operating income. This was partially offset by a decrease in interest expense.

NuStar Energy’s segment operating income decreased $17.1 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to a $51.9 million decrease in operating income for the asphalt and fuels marketing segment, which was mainly due to higher operating expenses associated with its asphalt operations. The decrease in operating income from NuStar Energy’s asphalt and fuels marketing segment was partially offset by increased operating income from its storage and transportation segments.

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,924	$4,586	$(662)
General partner incentive distribution (a)	28,712	24,764	3,948

General partner’s interest in earnings and incentive distributions of NuStar Energy	32,636	29,350	3,286
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	35,821	43,156	(7,335)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	-

NuStar GP Holdings’ equity in earnings of NuStar Energy	$65,573	$69,622	$(4,049)

(a)

For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, our portion of the actual distributions made with respect to the year ended December 31, 2008, including the IDR, exceeded the net income allocated to us.

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to a decrease in NuStar Energy’s net income.

NuStar Energy’s per unit distributions for the year ended December 31, 2009, increased compared to the year ended December 31, 2008, to $4.245 from $4.085. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Other income (expense), net

Other income (expense), net increased for the year ended December 31, 2009, compared to the year ended December 31, 2008 due to NuStar Energy’s issuance of 5,750,000 common units in November 2009. This issuance resulted in a gain of $5.4 million representing the increase in the value of our proportionate share of NuStar Energy’s capital, due to the Financial Accounting Standards Board’s revised requirements for equity method investments.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2008	2007	Change

Equity in earnings of NuStar Energy	$69,622	$46,176	$23,446

General and administrative expenses	(2,831)	(2,897)	66
Other (expense) income, net	(379)	16	(395)
Interest (expense) income, net	(214)	23	(237)

Income before income tax benefit	66,198	43,318	22,880
Income tax benefit	98	22	76

Net income	$66,296	$43,340	$22,956

Basic and diluted net income per unit	$1.56	$1.02	$0.54

Weighted average number of basic and diluted units outstanding	42,501,586	42,500,355	1,231

The following table summarizes NuStar Energy’s results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	Change
	(Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$4,828,770	$1,475,014	$3,353,756
Cost of product sales	3,864,310	742,972	3,121,338
Operating expenses	442,248	357,235	85,013
Depreciation and amortization expense	132,189	112,686	19,503

Segment operating income	390,023	262,121	127,902
General and administrative expenses	76,430	67,915	8,515
Other depreciation and amortization expense	3,520	1,607	1,913

Operating income	$310,073	$192,599	$117,474

Net income	$254,018	$150,298	$103,720
Net income per unit applicable to limited partners	$4.22	$2.73	$1.49
Cash distributions per unit applicable to limited partners	$4.085	$3.835	$0.250

NuStar Energy’s net income increased $103.7 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in segment operating income, partially offset by increases in interest expense, net and general and administrative expenses. NuStar Energy’s segment operating income increased $127.9 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a $91.4 million increase in operating income for the asphalt and fuels marketing segment, a $26.4 million increase in operating income for the storage segment and an $8.6 million increase in operating income for the transportation segment.

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

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$4,586	$2,637	$1,949
General partner incentive distribution (a)	24,764	18,426	6,338

General partner’s interest in earnings and incentive distributions of NuStar Energy	29,350	21,063	8,287
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	43,156	27,997	15,159
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	-

NuStar GP Holdings’ equity in earnings of NuStar Energy	$69,622	$46,176	$23,446

(a)	For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, our portion of the actual distributions made with respect to the year ended December 31, 2008, including the IDR, exceeded the net income allocated to us.

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

Outlook

Overall, NuStar Energy expects its results for 2010 to improve compared to 2009. However, the outlook on NuStar Energy’s operations could change depending on the pace of the economic recovery and other economic conditions.

NuStar Energy’s Transportation Segment

NuStar Energy expects the transportation segment results for 2010 to be comparable to slightly lower than 2009. Throughputs for 2010 are forecasted to increase slightly compared to 2009, barring any major unplanned turnaround activity and excluding the impact from the sale of pipelines in 2009. However, NuStar Energy expects the tariffs on its pipelines regulated by the FERC, which adjust annually based upon changes in the producer price index, to decline slightly in July, when the adjustment takes effect. Even with the effect of the tariff rate decline, NuStar Energy’s overall tariff rate for 2010 should be slightly higher than 2009. If throughputs increase or if the cost of natural gas increases, NuStar Energy would expect its power expenses to increase in 2010 compared to 2009. The pace of the economic recovery, changes to refinery maintenance schedules, or other factors that impact overall demand for products NuStar Energy transports could affect its throughputs and revenues.

NuStar Energy’s Storage Segment

For 2010, NuStar Energy expects its earnings for the storage segment to increase compared to 2009. NuStar Energy expects to benefit from a full year’s contribution of terminal expansion projects completed in 2009 and from new internal growth projects, a portion of which should be completed in 2010. In addition, NuStar Energy expects to benefit from renewal rates that increased significantly in 2009.

NuStar Energy’s Asphalt and Fuels Marketing Segment

The earnings of NuStar Energy’s asphalt and fuels marketing segment largely depend upon the margin earned by its asphalt operations. NuStar Energy’s margin results from the difference between the sales prices of its products and the purchase prices of its raw materials, principally crude oil. The prices of crude oil and the products produced by NuStar Energy’s asphalt operations fluctuate in response to many factors, such as changes in supply, demand, seasonality, market uncertainties and other factors.

NuStar Energy expects its results for 2010 to improve compared to 2009. Specifically, NuStar Energy expects asphalt supply levels to remain below recent averages due to lower U.S. refinery utilization rates, resulting in lower refinery production, including asphalt, and the continued lack of asphalt imports. Assuming the spending associated with the American Recovery and Revitalization Act and other federal highway and public transportation programs increases in 2010 over 2009 levels, NuStar Energy would expect an increase in demand for asphalt. If supply levels remain lower than historical averages and demand increases, it should result in a higher margin per barrel and increased sales volumes in NuStar Energy’s asphalt operations.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our 18.7% ownership interest in NuStar Energy as of December 31, 2009. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$4.245	$4.085	$3.835
Total cash distributions by NuStar Energy to all partners	$271,450	$252,822	$204,594
Cash distributions we received from NuStar Energy:
Distributions on our general partner interest	$5,430	$5,058	$4,092
Distributions on our IDR	28,712	25,294	18,426
Distributions on our limited partnership interests	43,557	41,827	39,205

Total cash distributions to us	$77,699	$72,179	$61,723

Distributions to us as a percentage of total cash distributions	28.6%	28.5%	30.2%

Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Cash distributions received from NuStar Energy were $76.6 million for the year ended December 31, 2009, which we used principally to fund distributions to our unitholders totaling $73.3 million. We borrowed $14.3 million for the year ended December 31, 2009 to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in November 2009, and for other capital resource requirements.

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

Credit Facility

Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements.

On July 17, 2009, we entered into an amended and restated revolving credit facility (2009 Credit Facility) with terms and objectives substantially equivalent to those under our previous three-year revolving credit facility (2006 Credit Facility), which matured in July 2009. The 2009 Credit Facility has a borrowing capacity of up to $19.5 million and matures on July 16, 2010. Interest on the 2009 Credit Facility is based upon, at our option, either an alternative base rate plus 3.5% or a LIBOR-based rate plus 4.5%, which was 4.8% as of December 31, 2009. These interest rates are 3.5% to 4.0% higher than the rates that were in effect under the 2006 Credit Facility.

The 2009 Credit Facility includes $10 million available for letters of credit. Our obligations under the 2009 Credit Facility are unsecured. The 2009 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers.

Under the terms of the 2009 Credit Facility, NuStar Energy is required to maintain a total debt-to-EBITDA ratio of less than 5.0 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions, which was 4.1x as of December 31, 2009. We are also required to receive cash distributions of at least $25.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of December 31, 2009.

As of December 31, 2009, we had availability of $5.2 million for borrowings or letters of credit under the 2009 Credit Facility. The weighted average interest rate related to combined borrowings under both the 2009 Credit Facility and the 2006 Credit Facility for the year ended December 31, 2009 was 2.7%.

We are in discussions with the lenders to renew or replace our 2009 Credit Facility.

Investment in NuStar Energy

In November 2009, NuStar Energy issued approximately 5.8 million common units representing limited partner interests at a price of $52.45 resulting in net proceeds of $288.8 million and in April 2008 issued approximately 5.1 million common units representing limited partner interests at a price of $48.75 resulting in net proceeds of $236.2 million. In order to maintain our 2% general partner interest, we contributed $6.2 million to NuStar Energy in 2009 and $5.0 million to NuStar Energy in 2008.

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

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$1.73	$1.58	$1.38
Total cash distributions	$73,537	$67,153	$58,650

Pension and Other Postretirement Benefit Funded Status

During 2009, we contributed $9.0 million to our pension and postretirement benefit plans. We expect to contribute approximately $9.0 million to our pension and postretirement benefit plans in 2010, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2010 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other retirement benefit plans are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

Related Party Agreements

Agreements with NuStar Energy

Effective January 1, 2008, NuStar GP, LLC and NuStar Energy entered into a services agreement stating that NuStar Energy will reimburse NuStar GP, LLC for furnishing administrative and certain operating services necessary to conduct the business of NuStar Energy. We also have a non-compete agreement with NuStar Energy related to business opportunities. Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar Energy.

Employee Benefit Plans and Unit-Based Compensation

As of December 31, 2009, we sponsored the following employee benefit plans:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•

The NuStar GP, LLC Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar GP, LLC Excess Pension Plan and the NuStar GP, LLC Supplemental Executive Retirement Plan, benefit plans to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Benefits Plan, a post retirement medical benefits plan.

As of December 31, 2009, we had the following long-term incentive plans:

•	The Second Amended and Restated 2000 Long-Term Incentive Plan, under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy (NS) common units;

•	The 2002 Unit Option Plan, under which NuStar GP, LLC may award up to 200,000 NS unit options;

•	The 2003 Employee Unit Incentive Plan, under which NuStar GP, LLC may award up to 500,000 NS common units; and

•	The 2006 Long-Term Incentive Plan, under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units.

Please refer to Notes 12 and 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of Employee Benefit Plans and Unit-Based Compensation.

NuStar Energy reimburses us for expenses incurred related to employee benefit plans at cost, and for long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of income. Our current liabilities related to the long-term incentive plans and employee benefits are included in “Accrued compensation expense” and our noncurrent liabilities for employee benefits are included in “Employee benefit plan liabilities” on our consolidated balance sheets.

The following table summarizes information pertaining to employee benefit plan and long-term incentive plan compensation expenses:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Expenses for payroll, employee-related benefit plans and unit-based compensation	$183,329	$159,944	$130,612
Other	376	335	301

Total related party transactions charged to NuStar Energy	$183,705	$160,279	$130,913

Expenses resulting from NuStar GP Holdings awards to non-employee directors	$225	$392	$28

Other

As of December 31, 2009, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations, or interest payments.

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

Investment in NuStar Energy

We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy, as of December 31, 2009, is recoverable.

Unit-Based Compensation

We account for awards of NS unit options, performance awards and restricted units to employees and directors of NuStar GP, LLC at fair value, whereby a liability for the award is initially recorded and subsequent changes in the fair value are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense equals the portion of the award’s current fair value that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units and performance awards until the date of vesting. NS performance awards vest only upon NuStar Energy’s achievement of an objective performance measure.

We account for awards of NSH restricted units and unit options granted to employees of NuStar GP, LLC and our directors based on the fair value of the awards at the grant date. The fair value of NSH unit options is determined using the Black-Scholes model at the grant date and the fair value of the NSH restricted units equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units and unit options is recognized ratably over the vesting period based on the initial fair value determination.

We make certain assumptions to determine the fair value of NS and NSH unit options related to the expected life of the option, volatility of the related units, expected dividend yield and risk-free interest rate. Changes in these assumptions impact the amount of expense associated with the award and the amount of our liability.

Pension and Other Postretirement Benefit Obligations

We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of AA or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. The resulting discount rates were 6.2% and 6.1% for pension and other postretirement benefit plans, respectively, as of December 31, 2009. These assumptions can have an effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits

Increase in benefit obligation as of December 31, 2009 from:
Discount rate decrease	$ 1,983	$ 531
Compensation rate increase	815	n/a

Increase in net periodic benefit cost for the year ending December 31, 2010 resulting from:
Discount rate decrease	$ 773	$ 67
Expected return on plan assets decrease	77	n/a
Compensation rate increase	372	n/a

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2009. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 44.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for sales of units by NuStar Energy L.P. in 2009 upon adoption of EITF 08-6 “Equity Method Investment Accounting Considerations.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 26, 2010

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$371	$1,791
Receivable from NuStar Energy L.P.	10,639	3,441
Income tax receivable	5,798	722
Other receivables	795	771
Prepaid expenses	353	219
Deferred income tax assets, net	1,198	1,860

Total current assets	19,154	8,804

Investment in NuStar Energy L.P.	559,519	553,921
Long-term receivable from NuStar Energy L.P.	7,663	6,645
Deferred income tax assets, net	6,923	3,463

Total assets	$593,259	$572,833

Liabilities and Members’ Equity

Current liabilities:
Short-term debt	$14,300	$-
Current portion of long-term debt	-	6,500
Accounts payable	351	340
Accrued compensation expense	14,593	6,445
Accrued liabilities	829	727
Taxes other than income tax	848	908

Total current liabilities	30,921	14,920

Employee benefit plan liabilities	24,130	14,463
Commitments and contingencies (Note 10)

Members’ equity	545,200	549,236
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income (loss)	1,455	(2,907)
Pension adjustments, net of tax	(8,447)	(2,879)

Total accumulated other comprehensive loss	(6,992)	(5,786)

Total members’ equity	538,208	543,450

Total liabilities and members’ equity	$593,259	$572,833

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2009	2008	2007

Equity in earnings of NuStar Energy L.P.	$65,573	$69,622	$46,176

General and administrative expenses	(3,502)	(2,831)	(2,897)
Other income (expense), net	5,555	(379)	16
Interest expense, net	(363)	(214)	23

Income before income tax benefit	67,263	66,198	43,318
Income tax benefit	834	98	22

Net income	$68,097	$66,296	$43,340

Basic and diluted net income per unit	$1.60	$1.56	$1.02

Weighted average number of basic and diluted units outstanding	42,505,534	42,501,586	42,500,355

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$68,097	$66,296	$43,340
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(65,573)	(69,622)	(46,176)
Distributions of equity in earnings from NuStar Energy L.P.	65,746	69,449	46,176
Gain related to issuance of NuStar Energy L.P. limited partner units	(5,390)	-	-
Provision (benefit) for deferred income tax	712	(1,525)	79
Increase in employee benefit plan liabilities	465	1,953	612
Changes in current assets and liabilities (Note 8)	(3,145)	259	2,846
Other, net	(958)	(793)	(915)

Net cash provided by operating activities	59,954	66,017	45,962

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	10,839	-	13,403
Investment in NuStar Energy L.P.	(11,037)	(8,236)	(5,945)
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	4,344	1,526	2,664
Other, net	-	(80)	-

Net cash provided by (used in) investing activities	4,146	(6,790)	10,122

Cash Flows from Financing Activities:
Short-term debt borrowings	14,300	-	-
Long-term debt borrowings	-	5,000	3,000
Repayment of long-term debt	(6,500)	(1,500)	-
Distributions to unitholders	(73,320)	(64,176)	(56,951)

Net cash used in financing activities	(65,520)	(60,676)	(53,951)

Net (decrease) increase in cash and cash equivalents	(1,420)	(1,449)	2,133
Cash and cash equivalents at the beginning of the period	1,791	3,240	1,107

Cash and cash equivalents at the end of the period	$371	$1,791	$3,240

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive Income	Total

Balance as of January 1, 2007	42,500,000	$554,884	$759	$555,643
Net income	-	43,340	-	43,340
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive income	-	-	4,391	4,391
Pension adjustment, net of tax expense of $1,102	-	-	1,862	1,862
Other	-	-	21	21

Total comprehensive income	-	43,340	6,274	49,614

Distributions to unitholders	-	(56,951)	-	(56,951)
Credits related to issuance of NuStar Energy L.P. limited partner units	-	4,929	-	4,929
Unit-based compensation	990	551	-	551

Balance as of December 31, 2007	42,500,990	546,753	7,033	553,786

Net Income	-	66,296	-	66,296
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive loss	-	-	(8,892)	(8,892)
Pension adjustment, net of tax benefit of $2,273	-	-	(3,944)	(3,944)
Other	-	-	17	17

Total comprehensive income (loss)	-	66,296	(12,819)	53,477

Distributions to unitholders	-	(64,176)	-	(64,176)
Charges related to issuance of NuStar Energy L.P. limited partner units	-	(757)	-	(757)
Unit-based compensation	2,794	1,120	-	1,120

Balance as of December 31, 2008	42,503,784	549,236	(5,786)	543,450

Net Income	-	68,097	-	68,097
Other Comprehensive Income:
Share of NuStar Energy L.P.’s other comprehensive income	-	-	4,362	4,362
Pension adjustment, net of tax benefit of $3,510	-	-	(5,682)	(5,682)
Other	-	-	114	114

Total comprehensive income (loss)	-	68,097	(1,206)	66,891

Distributions to unitholders	-	(73,320)	-	(73,320)
Unit-based compensation	10,710	1,187	-	1,187

Balance as of December 31, 2009	42,514,494	$545,200	$(6,992)	$538,208

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008, and 2007

1. ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPLES OF CONSOLIDATION

Organization

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH), a publicly held Delaware limited liability company, was formed in June 2000. Valero Energy Corporation (Valero Energy) acquired us in connection with its December 31, 2001 acquisition of Ultramar Diamond Shamrock Corporation (2001 Acquisition). In two separate public offerings in 2006, Valero Energy sold all of their ownership interest in us and we did not receive any proceeds from either public offering.

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On December 31, 2009, we owned approximately 18.7% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,257,207 common units of NuStar Energy representing a 16.7% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in NuStar Energy

We account for our 18.7% investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy even though our ownership did not exceed 20% as of December 31, 2009. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2009 is recoverable.

Accounting for Sales of Units by NuStar Energy

In November 2008, the Financial Accounting Standards Board (FASB) issued revised requirements for equity method investments. Effective January 1, 2009 we adopted these revised requirements, and began to account for issuances of common units by NuStar Energy as if we had sold a proportionate share of our investment, such that we record any gain or loss in earnings. Prior to adopting this revised requirement, we accounted for increases or decreases in our investment in NuStar Energy resulting from its sales of common units directly in “Members’ equity,” in accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.” Please refer to Note 4 for a description of the 2009 and 2008 issuances of common units by NuStar Energy.

Income Taxes

We are a limited liability company taxed as a partnership and generally are not subject to federal or state income taxes. Accordingly, our taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of our unitholders. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code of 1986, as amended (Code) to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

On August 14, 2006, NuStar GP, LLC elected to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). We account for income taxes under the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred taxes using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. NuStar GP Holdings or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2005 through 2009.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2009 and 2008.

Unit-Based Compensation

We account for awards of NS unit options, performance awards and restricted units to employees and directors of NuStar GP, LLC at fair value, whereby a liability for the award is initially recorded and subsequent changes in the fair value are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense equals the portion of the award’s current fair value that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units and performance awards until the date of vesting. NS performance awards vest only upon NuStar Energy’s achievement of an objective performance measure.

We account for awards of NSH restricted units and unit options granted to employees of NuStar GP, LLC and our directors based on the fair value of the awards at the grant date. The fair value of NSH unit options is determined using the Black-Scholes model at the grant date and the fair value of the NSH restricted units equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units and unit options is recognized ratably over the vesting period based on the initial fair value determination.

The liability for awards of NS unit options, performance awards and restricted units is included in “Accrued compensation expense” on our consolidated balance sheets. NuStar Energy reimburses us for the expenses resulting from NS awards and NSH awards to employees providing services to NuStar Energy. Expenses resulting from NSH awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of income.

We recognize compensation expense using the non-substantive vesting period approach, whereby compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Pension and Other Postretirement Benefits

We recognize the overfunded or underfunded status of our defined benefit pension or postretirement plans as an asset or a liability as of the balance sheet dates. We record changes in the funded status of our plans as a component of comprehensive income in the year the changes occur.

Reclassifications

Certain previously reported amounts in the 2008 consolidated financial statements have been reclassified to conform to 2009 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the FASB issued additional guidance that requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010 and do not expect them to have a material impact on our disclosures.

In August 2009, the FASB clarified the guidance on the fair value measurement of liabilities for circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective the first reporting period after issuance. Accordingly, we adopted these provisions effective October 1, 2009, and they did not materially affect our financial position or results of operations.

Variable Interest Entities

In June 2009, the FASB amended certain requirements related to variable interest entities (VIEs), including the requirements for determining whether an entity is a VIE or the primary beneficiary of a VIE. In addition, the amended requirements include additional disclosures about an entity’s involvement with a VIE. These amended requirements become effective as of the beginning of a company’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Accordingly, we will be required to comply with the

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amended requirements on January 1, 2010 and do not expect them to materially affect our financial position or results of operations.

4. INVESTMENT IN NUSTAR ENERGY

In November 2009, NuStar Energy issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. NuStar Energy received proceeds of $288.8 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $6.2 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 20.5% at December 31, 2008 to 18.7% at December 31, 2009. This issuance resulted in a gain of $5.4 million or $0.13 per unit included in “Other income (expense), net” on our consolidated statement of income, representing the increase in the value of our proportionate share of NuStar Energy’s capital.

In April 2008, NuStar Energy issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit, which reduced our ownership from 22.3% at December 31, 2007 to 20.5% at December 31, 2008. NuStar Energy received proceeds of $236.2 million, net of issuance cost, and we contributed $5.0 million to NuStar Energy in order to maintain our 2% general partner interest. This issuance resulted in a charge of $0.8 million, reflected in “Members’ equity” on the consolidated balance sheet, due to the decrease in the value of our proportionate share of NuStar Energy’s capital.

Summary Financial Information

Condensed financial information reported by NuStar Energy is summarized below:

	December 31,
	2009	2008
	(Thousands of Dollars)

Balance Sheet Information:
Current assets	$734,719	$486,486
Property, plant and equipment, net	3,028,196	2,941,824
Goodwill	807,742	806,330
Other long-term assets, net	204,016	224,957

Total assets	$4,774,673	$4,459,597

Current liabilities	$338,754	$252,024
Long-term debt, less current portion	1,828,993	1,872,015
Other long-term liabilities	121,958	128,561

Total liabilities	2,289,705	2,252,600
Partners’ equity	2,484,968	2,206,997

Total liabilities and partners’ equity	$4,774,673	$4,459,597

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$3,855,871	$4,828,770	$1,475,014
Operating income	273,316	310,073	192,599
Net income	224,875	254,018	150,298

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

NuStar Energy’s total partners’ equity	$2,484,968	$2,206,997
NuStar GP Holdings’ ownership interest in NuStar Energy	18.7%	20.5%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	464,689	452,434
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	94,830	101,487

Investment in NuStar Energy	$559,519	$553,921

The step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from the 2001 Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in NuStar Energy’s identifiable assets and liabilities as of December 31, 2001 of which $81.8 million is being amortized as a reduction to equity in earnings of NuStar Energy over approximately 28 years. This amount also includes the portion of goodwill resulting from the 2001 Acquisition that was attributed to our investment in NuStar Energy. Since 26.4% of the equity interest in NuStar Energy was owned by public unitholders as of the date of the 2001 Acquisition, a significant portion of the total ownership interest in NuStar Energy was deemed to be held by the public according to GAAP, thereby preventing us from adjusting the reported financial statements of NuStar Energy.

The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,924	$4,586	$2,637
General partner incentive distribution (a)	28,712	24,764	18,426

General partner’s interest in earnings and incentive distributions of NuStar Energy	32,636	29,350	21,063
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy	35,821	43,156	27,997
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)

NuStar GP Holdings’ equity in earnings of NuStar Energy	$65,573	$69,622	$46,176

(a)	For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, our portion of the actual distributions made with respect to the year ended December 31, 2008, including the IDR, exceeded the net income allocated to us.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We had a receivable from NuStar Energy of $10.6 million and $3.4 million, as of December 31, 2009 and 2008, respectively, relating to payroll, employee-related benefit plan expenses and unit-based compensation. We also had a long-term receivable of $7.7 million and $6.6 million from NuStar Energy as of December 31, 2009 and 2008, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Expenses for payroll, employee-related benefit plans and unit-based compensation	$183,329	$159,944	$130,612
Other	376	335	301

Total related party transactions charged to NuStar Energy	$183,705	$160,279	$130,913

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

Effective as of January 1, 2008, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement. The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense, subject to certain other adjustments. For 2008, the Holdco Administrative Services Expense totaled $0.8 million plus 1.0% of NuStar GP LLC’s domestic bonus and unit compensation expense. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amount of expenses we incurred related to the Administration Agreement and the GP Services Agreement were $1.4 million, $0.9 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Compete Agreement

On July 19, 2006, in connection with our initial public offering, we entered into a non-compete agreement with NuStar Energy (the Non-Compete Agreement). Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. NuStar Energy has a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor NuStar Energy are prohibited from engaging in any business, even if we and NuStar Energy would have a conflict of interest with respect to such other business opportunity. The Non-Compete Agreement remains in effect for so long as we or any of our affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

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

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the period indicated among its general and limited partners:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$5,430	$5,058	$4,092
General partner incentive distribution	28,712	25,294	18,426

Total general partner distribution	34,142	30,352	22,518
Limited partner distribution	43,557	41,827	39,205

Total distributions to NuStar GP Holdings	77,699	72,179	61,723
Public unitholders’ distributions	193,751	180,643	142,871

Total cash distributions	$271,450	$252,822	$204,594

Cash distributions per unit applicable to limited partners	$4.245	$4.085	$3.835

In January 2010, NuStar Energy declared a quarterly cash distribution of $1.065 which was paid on February 12, 2010 to unitholders of record on February 5, 2010. This distribution related to the fourth quarter of 2009 and totaled $73.4 million.

7. FAIR VALUE MEASUREMENTS

In April 2009, the FASB revised its existing disclosure requirements for the fair value of financial instruments to include the disclosure of the fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, along with the related carrying value and methods and significant assumptions used to estimate the fair value. Our only financial instrument is our revolving credit facility, which bears interest at a variable rate that floats with market rates, and thus the fair value of any outstanding borrowings would approximate its carrying amount.

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following liabilities are measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$8,689	$-	$-	$8,689
NuStar Energy unit options	-	5,418	-	5,418

Total	$8,689	$5,418	$-	$14,107

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$4,486	$-	$-	$4,486
NuStar Energy unit options	-	1,556	-	1,556

Total	$4,486	$1,556	$-	$6,042

8. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(6,122)	$(3,441)	$2,315
Income tax receivable	(5,076)	2,148	(2,870)
Other receivables	(24)	(681)	534
Prepaid expenses	(134)	12	(21)
Increase (decrease) in current liabilities:
Accounts payable	11	169	171
Payable to NuStar Energy	-	(56)	1,337
Income tax payable	-	-	(811)
Accrued compensation expense	8,158	2,472	896
Accrued liabilities	102	(161)	184
Taxes other than income tax	(60)	(203)	1,111

Changes in current assets and liabilities	$(3,145)	$259	$2,846

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Cash paid for interest	$221	$230	$38
Cash paid (refunded) for income taxes, net	3,523	(718)	3,581

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-cash investing and financing activities for the years ended December 31, 2009, 2008 and 2007 included:

•	SAB 51 credits/charges recognized in conjunction with NuStar Energy’s issuance of common units in 2008 and 2007;

•	Adjustments to our Investment in NuStar Energy and accumulated other comprehensive income through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive income; and

•	Pension funding adjustments recognized in accumulated other comprehensive income.

9. CREDIT FACILITY

Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements.

On July 17, 2009, we entered into an amended and restated revolving credit facility (2009 Credit Facility) with terms and objectives substantially equivalent to those under our previous three-year revolving credit facility (2006 Credit Facility), which matured in July 2009. The 2009 Credit Facility has a borrowing capacity of up to $19.5 million and matures on July 16, 2010. Interest on the 2009 Credit Facility is based upon, at our option, either an alternative base rate plus 3.5% or a LIBOR-based rate plus 4.5%, which was 4.8% as of December 31, 2009. These interest rates are 3.5% to 4.0% higher than the rates that were in effect under the 2006 Credit Facility.

The 2009 Credit Facility includes $10 million available for letters of credit. Our obligations under the 2009 Credit Facility are unsecured. The 2009 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers.

Under the terms of the 2009 Credit Facility, NuStar Energy is required to maintain a total debt-to-EBITDA ratio of less than 5.0 to 1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions, which was 4.1x as of December 31, 2009. We are also required to receive cash distributions of at least $25.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of December 31, 2009.

We borrowed $14.3 million for the year ended December 31, 2009 to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in November 2009, and for other capital resource requirements. As of December 31, 2009, we had availability of $5.2 million for borrowings or letters of credit under the 2009 Credit Facility. The weighted average interest rate related to combined borrowings under both the 2009 Credit Facility and the 2006 Credit Facility for the year ended December 31, 2009 was 2.7%.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ and a change in NuStar Energy’s estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. NuStar Energy cannot currently estimate when or if a settlement will be finalized.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres seeks to compel the Defendants to arbitrate a breach of contract claim in which Eres values its damages at approximately $78.1 million. CITGO/CARCO also contend that the NuStar Entities assumed the Eres contract and they have demanded that the NuStar Entities defend and indemnify them against Eres’ claims. Eres’ motion to compel arbitration and CITGO/CARCO’s indemnity claims are currently pending in the U.S. District Court for the Southern District of Texas. NuStar Energy intends to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised NuStar Energy that the EPA has requested that the DOJ initiate a lawsuit against NuStar Pipeline Operating Partnership L.P. (NuPOP) for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy is currently in settlement negotiations with the DOJ to resolve these matters.

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

Commitments

As of December 31, 2009, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. NET INCOME PER UNIT AND MEMBERS’ EQUITY

Net Income Per Unit

In June 2008, the FASB addressed whether instruments granted in share-based payment transactions are participating securities. The FASB clarified that participating securities now include unvested share-based payment awards if they contain nonforfeitable rights to dividends or dividend equivalents. For all periods subsequent to January 1, 2009 and for any comparable periods, we began treating restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method, and the effect is not material.

The computation of diluted net income per unit for the years ended December 31, 2009, 2008 and 2007 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the market price and their effect would be anti-dilutive.

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

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$1.730	$1.580	$1.380
Total cash distributions	$73,537	$67,153	$58,650

In January 2010, our board of directors declared a quarterly cash distribution of $0.435 per unit related to the fourth quarter of 2009. This distribution was paid on February 17, 2010 to unitholders of record on February 5, 2010 and totaled $18.5 million.

Rights Agreement

On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC, as amended effective February 28, 2008 (the Rights Agreement), under which one preferred unit purchase right (a Right) is attached to each of our outstanding units. The Rights become exercisable under specified circumstances, including if any person or group (an acquiring person) becomes the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. Each Right entitles the registered holder to purchase from us one one-hundredth of a unit of junior participating preferred units, series I (Preferred Units) at an exercise price of $100, subject to adjustment under specified circumstances. If events specified in the Rights Agreement occur, each holder of Rights other than the acquiring person can exercise their Rights. When a holder exercises a Right, the holder will be entitled to receive units valued at a multiple of the exercise price of the Right specified in the Rights Agreement. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the Rights for $0.001 per Right at any time prior to the tenth day after a person or group becomes an acquiring person.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. EMPLOYEE BENEFIT PLANS

The NuStar Thrift Plan

The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Our matching contributions to the Thrift Plan for the years ended December 31, 2009, 2008 and 2007 totaled $5.3 million, $4.7 million and $3.5 million, respectively.

NuStar GP, LLC also maintains an excess thrift plan (the Excess Thrift Plan) that became effective July 1, 2006. The Excess Thrift Plan is a nonqualified deferred compensation plan that provides benefits to those employees of NuStar GP, LLC whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Code.

Pension and Other Postretirement Benefits

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a defined benefit formula based on years of service and compensation during their period of service. Employees become fully vested in their Pension Plan benefits upon attaining five years of vesting service.

NuStar GP, LLC also maintains an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP). The Excess Pension Plan and the SERP are nonqualified deferred compensation plans that provide benefits to a select group of management or other highly compensated employees of NuStar GP, LLC.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

NuStar GP, LLC also provides a post retirement medical benefits plan for retired employees, referred to as other postretirement benefits.

NuStar Energy reimbursed and will continue to reimburse all costs incurred by us related to these employee benefit plans at cost. We charged NuStar Energy $9.4 million, $8.2 million, and $8.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, for these employee benefit plans. Our current and noncurrent liabilities for these employee benefits are included in “Accrued compensation expense” and “Employee benefit plan liabilities,” respectively, on our consolidated balance sheets.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2009 and 2008 were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	2009		2008	2009	2008
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$19,081	$	11,152	$9,851	$6,934
Service cost	8,155		7,293	667	593
Interest cost	1,343		750	699	523
Acquisition	-		-	-	1,025
Benefits paid	(253)		(1,034)	(31)	(5)
Participants contributions	-		-	17	3
Actuarial loss	8,388		920	2,383	778

Benefit obligation, December 31	$36,714	$	19,081	$13,586	$9,851

Change in plan assets:
Plan assets at fair value, January 1	$15,309		$11,877	$-	$-
Actual return on plan assets	3,180		(3,526)	-	-
Company contributions	9,000		7,992	14	2
Benefits paid	(253)		(1,034)	(31)	(5)
Participants contributions	-		-	17	3

Plan assets, December 31	$27,236	$	15,309	$-	$-

Reconciliation of funded status:
Fair value of plan assets at December 31	$27,236	$	15,309	$-	$-
Less: Benefit obligation at December 31	36,714		19,081	13,586	9,851

Funded status at December 31	(9,478)		(3,772)	(13,586)	(9,851)
Unrecognized net loss	11,063		4,369	2,596	214

Prepaid (accrued) benefit cost	$1,585	$	597	$(10,990)	$(9,637)

Amounts recognized in the consolidated balance sheets:
Accrued compensation expense	$-	$	(20)	$(71)	$(36)
Employee benefit plan liabilities	(9,478)		(3,752)	(13,515)	(9,815)

Net pension liability	$(9,478)	$	(3,772)	$(13,586)	$(9,851)

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

	Pension Plans Year Ended December 31,			Other Postretirement Benefit Plans Year Ended December 31,
	2009	2008	2007	2009	2008	2007
	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$8,155	$7,293	$7,728	$667	$593	$564
Interest cost	1,343	750	286	699	523	411
Expected return on assets	(1,600)	(992)	(311)	-	-	-
Amortization of net loss	114	17	21	-	-	-

Net periodic benefit cost	$8,012	$7,068	$7,724	$1,366	$1,116	$975

Amounts related to our Pension Plans and other postretirement benefit plans recorded as a component of accumulated other comprehensive income were as follows:

	Pension Plans December 31,			Other Postretirement Benefit Plans December 31,
	2009	2008	2007	2009	2008	2007
	(Thousands of Dollars)
Unrecognized actuarial (loss) gain	$(11,202)	$(4,526)	$877	$(2,596)	$(214)	$564
Prior service credit	139	157	175	-	-	-
Deferred tax asset (liability)	4,217	1,626	(358)	995	78	(210)

Accumulated other comprehensive (loss) income, net of tax	$(6,846)	$(2,743)	$694	$(1,601)	$(136)	$354

As of December 31, 2009, 2008 and 2007, the balance of accumulated other comprehensive income that had not been recognized as a component of net periodic benefit cost related to the respective unrecognized actuarial (loss) gain and prior service credit, net of deferred taxes, is shown in the table above. In 2010, we expect to recognize $542,000 and $83,000 of the unrecognized actuarial loss for Pension Plans and other postretirement benefit plans, respectively, and $18,000 of prior year service credit for Pension Plans as components of periodic benefit cost.

The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2009 and 2008 was $25.5 million and $12.9 million, respectively.

The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for our Pension Plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)
Benefit obligation	$4,150	$2,736
Accumulated benefit obligation	2,458	1,425
Fair value of plan assets	-	-

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of plan assets for the Pension Plan were as follows:

	December 31,
	2009	2008
Equity Securities	65%	64%
Fixed Income Securities	34%	35%
Cash Equivalent Securities	1%	1%

There were no plan assets for the Excess Pension Plan, SERP or other postretirement benefit plans as of December 31, 2009 and 2008.

The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis and the allocation as of December 31, 2009 was in line with our target.

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

In December 2008, the FASB issued additional guidance on an employer’s disclosures about plan assets of a defined pension or other postretirement plan that includes requiring fair value disclosures for each major category of plan assets into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists. This new guidance applies to disclosures about plan assets for fiscal years ending after December 15, 2009, and is not required for earlier periods that are presented for comparative purposes. We adopted these disclosure requirements about plan assets as of December 31, 2009.

The major categories of plan assets measured at fair value as of December 31, 2009, were as follows:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset Category:
Cash Equivalent Securities	$178	$-	$-	$178
Equity Securities:
U.S. large cap equity fund (a)	-	15,092	-	15,092
International stock index fund (b)	2,642	-	-	2,642
Fixed Income Securities:
Bond market index fund (c)	9,324	-	-	9,324

Total	$12,144	$15,092	$-	$27,236

(a)	This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b)	This fund tracks the performance of the Total International Composite Index.
(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

During 2009, we contributed $9.0 million to the Pension Plan. We estimate our minimum required contribution to the Pension Plan during 2010 will be $9.0 million under the Employee Retirement Income Security Act, which we expect to contribute to the Pension Plan during 2010. Since costs incurred by us related to the Pension Plan and our other postretirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2010	$906	$71
2011	1,408	127
2012	1,932	201
2013	2,411	302
2014	3,067	443
Years 2015-2019	33,442	5,219

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Plans December 31,		Other Postretirement Benefit Plans December 31,
	2009	2008	2009	2008
Discount rate	6.16%	7.13%	6.14%	7.11%
Rate of compensation increase	5.38%	5.46%	n/a	n/a

The discount rate assumption used to determine the pension obligations at December 31, 2009 and December 31, 2008 were based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of AA or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s.

The weighted average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans Year Ended December 31,			Other Postretirement Benefit Plans Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Discount rate	7.13%	6.82%	5.75%	7.11%	6.80%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	5.46%	5.56%	6.00%	n/a	n/a	n/a

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assumed health care cost trend rates were as follows:

	December 31,
	2009	2008
Health care cost trend rate assumed for next year	7.38%	7.93%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2018	2015

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

13. UNIT-BASED COMPENSATION

As of December 31, 2009, we had the following long-term incentive plans:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy (NS) common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units.

•	The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NS unit options to officers and directors of NuStar GP, LLC or its affiliates.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NS common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include NS unit options, restricted units and DER.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2009		2008		2007
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	23,233	(a)	14,470	(a)	10,840	(a)
Unit options	—	—	2,600	1/5 per year	204,675	1/5 per year
Restricted units	194,973	1/5 per year	236,868	1/5 per year	117,575	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	5,076	1/3 per year	5,625	1/3 per year	3,510	1/3 per year
UIP:
Unit options	—	—	795	1/5 per year	—	—
Restricted units (b)	10,692	1/5 per year	16,321	1/5 per year	12,730	1/5 per year
2006 LTIP:
Restricted units	24,290	1/5 per year	30,300	1/5 per year	—	—
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	8,627	1/3 per year	10,308	1/3 per year	5,489	1/3 per year
Unit Options	—	—	—	—	324,100	(d)

(a)	Performance awards vest 1/3 per year if certain performance measures are met, as defined in the award agreements.
(b)	We granted 2,382 and 2,526 restricted unit awards to certain international employees for the years ended December 31, 2009 and 2008, respectively, that vest 1/3 per year, as defined in the award agreements.
(c)	Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “general and administrative expenses” on our consolidated statements of income.
(d)	Unit options granted at $31.55 under the 2006 LTIP expire seven years from the grant date and vest in annual one-third increments beginning on the third anniversary of the grant date, all of which were outstanding as of December 31, 2009.

The following table summarizes information related to outstanding restricted unit awards under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non-Employee Directors	Total

Balance as of January 1, 2009	30,300	14,787	45,087
Grants	24,290	8,627	32,917
Vestings	(6,060)	(6,227)	(12,287)

Balance as of December 31, 2009	48,530	17,187	65,717

As of December 31, 2009 and 2008, we had accrued $14.1 million and $6.0 million, respectively, for the outstanding awards of NS unit options, performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets. As of December 31, 2009, NS common units that remained available to be awarded totaled 294,394 under the 2000 LTIP and 254,812 under the UIP. Substantially all approved awards under the UOP have been granted as of December 31, 2009. NSH units that remained available totaled 1,595,689 under the 2006 LTIP as of December 31, 2009.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Long-term incentive plan compensation expense charged to NuStar Energy	$15,060	$5,254	$3,833
Expenses resulting from NuStar GP Holdings awards to non-employee directors	225	392	28

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

A summary of the weighted-average assumptions used to determine our liability for NS unit options is presented in the table below:

	NS Unit Options December 31,
	2009	2008

Expected life in years	6.2	6.2
Expected volatility	48.9%	46.4%
Expected distribution yield	7.6%	10.0%
Risk-free interest rate	0.9%	0.9%

No NSH unit options were granted for the years ended December 31, 2009 and 2008. A summary of the weighted-average assumptions used in our grant date fair value measurements is presented in the table below:

NSH Unit Options
Year Ended December 31, 2007

Expected life in years	5.0
Expected volatility	35.1%
Expected distribution yield	4.3%
Risk-free interest rate	3.3%

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. INCOME TAXES

Components of income tax benefit were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Current:
U.S. federal	$1,485	$(1,362)	$74
U.S. state	61	(65)	27

Total current	1,546	(1,427)	101

Deferred:
U.S. federal	(690)	1,456	(5)
U.S. state	(22)	69	(74)

Total deferred	(712)	1,525	(79)

Total income tax benefit	$834	$98	$22

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

Deferred income tax assets:
Share/option compensation	$5,535	$2,512
Pension	3,716	1,633
Capital loss	96	-
Other employee benefits	-	1,122
Other state	480	264
Valuation allowance	(96)	-

Deferred income tax assets	9,731	5,531
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(174)	(208)
Other employee benefits	(1,436)	-

Total net deferred income tax assets	$8,121	$5,323

Our U.S. corporate operations have capital loss carryforwards for tax purposes, which are subject to a five-year carryforward limitation on use and expire in years 2011 through 2013. As of December 31, 2009, we have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal capital loss carry forwards, before they expire. The valuation allowance is based on our estimates of taxable income for federal income tax purposes and the period over which deferred income tax assets will be recoverable.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The realization of deferred income tax assets recorded as of December 31, 2009 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more-likely-than-not that the deferred tax assets as of December 31, 2009 will be realized, based upon expected future taxable income and potential tax planning strategies.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Total
	(Thousands of Dollars, Except Per Unit Data)

2009:
Net income	$12,008	$21,375	$17,726	$16,988	$68,097
Basic and diluted net income per unit	0.28	0.50	0.42	0.40	1.60
Cash distributions per unit applicable to limited partners	0.430	0.430	0.435	0.435	1.730

2008:
Net income	$15,003	$5,780	$34,810	$10,703	$66,296
Basic and diluted net income per unit	0.35	0.14	0.82	0.25	1.56
Cash distributions per unit applicable to limited partners	0.360	0.360	0.430	0.430	1.580

(a)	Basic and diluted net income per unit for the fourth quarter of 2009 includes a gain of $5.4 million or $0.13 per unit related to the issuance of NuStar Energy limited partner units in November 2009. Please refer to notes 2 and 4 for a description of the accounting policy and transaction detail related to this issuance.

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries’ (the Partnership’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 26, 2010

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

		December 31,
		2009		2008
Assets
Current assets:
Cash and cash equivalents	$	62,006	$	45,375
Accounts receivable, net of allowance for doubtful accounts of $1,351 and $1,174 as of December 31, 2009 and 2008, respectively		211,797		178,216
Inventories		377,230		220,574
Other current assets		83,686		42,321

Total current assets		734,719		486,486

Property, plant and equipment, at cost		3,721,904		3,507,573
Accumulated depreciation and amortization		(693,708)		(565,749)

Property, plant and equipment, net		3,028,196		2,941,824
Intangible assets, net		44,127		51,704
Goodwill		807,742		806,330
Investment in joint ventures		68,728		68,813
Deferred income tax asset		13,893		12,427
Other long-term assets, net		77,268		92,013

Total assets		$4,774,673		$4,459,597

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$	770	$	713
Accounts payable		205,605		145,963
Payable to related party		10,639		3,441
Notes payable		20,000		22,120
Accrued interest payable		21,529		22,496
Accrued liabilities		64,651		37,454
Taxes other than income tax		15,534		15,333
Income tax payable		26		4,504

Total current liabilities		338,754		252,024

Long-term debt, less current portion		1,828,993		1,872,015
Long-term payable to related party		7,663		6,645
Deferred income tax liability		26,909		27,370
Other long-term liabilities		87,386		94,546
Commitments and contingencies (Note 13)

Partners’ equity:
Limited partners (60,210,549 and 54,460,549 common units outstanding as of December 31, 2009 and 2008, respectively)		2,423,689		2,173,462
General partner		53,469		47,801
Accumulated other comprehensive income (loss)		7,810		(14,266)

Total partners’ equity		2,484,968		2,206,997

Total liabilities and partners’ equity	$	4,774,673	$	4,459,597

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Services revenues	$745,349	$740,630	$696,623
Product sales	3,110,522	4,088,140	778,391

Total revenues	3,855,871	4,828,770	1,475,014

Costs and expenses:
Cost of product sales	2,883,187	3,864,310	742,972
Operating expenses:
Third parties	334,065	326,957	264,024
Related party	124,827	115,291	93,211

Total operating expenses	458,892	442,248	357,235
General and administrative expenses:
Third parties	35,855	31,442	30,213
Related party	58,878	44,988	37,702

Total general and administrative expenses	94,733	76,430	67,915
Depreciation and amortization expense	145,743	135,709	114,293

Total costs and expenses	3,582,555	4,518,697	1,282,415

Operating income	273,316	310,073	192,599
Equity earnings from joint ventures	9,615	8,030	6,833
Interest expense, net	(79,384)	(90,818)	(76,516)
Other income, net	31,859	37,739	38,830

Income before income tax expense	235,406	265,024	161,746
Income tax expense	10,531	11,006	11,448

Net income	$224,875	$254,018	$150,298

Net income per unit applicable to limited partners (Note 19)	$3.47	$4.22	$2.73

Weighted average limited partner units outstanding	55,232,467	53,182,741	47,158,790

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$224,875	$254,018	$150,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	145,743	135,709	114,293
Amortization of debt related items	(7,122)	(6,447)	(5,516)
Gain on sale or disposition of assets	(21,322)	(26,456)	(8,356)
(Benefit) provision for deferred income tax	(2,037)	37	276
Equity earnings from joint ventures	(9,615)	(8,030)	(6,833)
Distributions of equity earnings from joint ventures	9,700	2,835	544
Changes in current assets and current liabilities (Note 20)	(152,280)	133,017	(21,326)
Other, net	(7,360)	498	(708)

Net cash provided by operating activities	180,582	485,181	222,672

Cash Flows from Investing Activities:
Reliability capital expenditures	(44,951)	(55,669)	(40,333)
Strategic capital expenditures	(163,605)	(146,474)	(210,918)
East Coast Asphalt Operations acquisition	-	(803,184)	-
Other acquisitions	-	(7,027)	-
Investment in other long-term assets	(211)	-	(62)
Proceeds from sale or disposition of assets	29,680	50,813	12,667
Proceeds from insurance settlement	11,382	5,000	250
Other, net	-	24	-

Net cash used in investing activities	(167,705)	(956,517)	(238,396)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,159,436	2,108,775	1,170,302
Proceeds from short-term debt borrowings	448,752	746,800	75,000
Proceeds from senior note offering, net of issuance costs	-	346,224	-
Long-term debt repayments	(1,190,247)	(2,025,784)	(1,077,975)
Short-term debt repayments	(450,872)	(736,037)	(82,353)
Proceeds from issuance of common units, net of issuance costs	288,761	236,215	143,083
Contributions from general partner	6,155	5,025	3,035
Distributions to unitholders and general partner	(263,896)	(241,940)	(197,333)
(Decrease) increase in cash book overdrafts	(761)	945	3,676
Other, net	-	(160)	(375)

Net cash (used in) provided by financing activities	(2,672)	440,063	37,060

Effect of foreign exchange rate changes on cash	6,426	(13,190)	(336)

Net increase (decrease) in cash and cash equivalents	16,631	(44,463)	21,000
Cash and cash equivalents as of the beginning of year	45,375	89,838	68,838

Cash and cash equivalents as of the end of year	$62,006	$45,375	$89,838

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(Thousands of Dollars, Except Unit Data)

	Limited Partners		General	Accumulated Other Comprehensive	Total Partners’
	Units	Amount	Partner	Income (Loss)	Equity

Balance as of January 1, 2007	46,809,749	$1,830,047	$38,815	$6,819	$1,875,681
Net income	-	129,235	21,063	-	150,298
Other comprehensive income: Foreign currency translation	-	-	-	20,068	20,068

Total comprehensive income	-	129,235	21,063	20,068	170,366

Cash distributions to partners	-	(176,239)	(21,094)	-	(197,333)
Issuance of common units in November 2007 and related contribution from general partner	2,600,000	143,083	3,035	-	146,118

Balance as of December 31, 2007	49,409,749	1,926,126	41,819	26,887	1,994,832

Net income	-	224,668	29,350	-	254,018
Other comprehensive loss: Foreign currency translation	-	-	-	(41,153)	(41,153)

Total comprehensive loss	-	224,668	29,350	(41,153)	212,865

Cash distributions to partners	-	(213,547)	(28,393)	-	(241,940)
Issuance of common units in April 2008 and related contribution from general partner	5,050,800	236,215	5,025	-	241,240

Balance as of December 31, 2008	54,460,549	2,173,462	47,801	(14,266)	2,206,997

Net income	-	192,239	32,636	-	224,875
Other comprehensive income (loss): Foreign currency translation	-	-	-	22,316	22,316
Unrealized loss on cash flow hedges	-	-	-	(240)	(240)

Total comprehensive income	-	192,239	32,636	22,076	246,951

Cash distributions to partners	-	(230,773)	(33,123)	-	(263,896)
Issuance of common units in November 2009 and related contribution from general partner	5,750,000	288,761	6,155	-	294,916

Balance as of December 31, 2009	60,210,549	$2,423,689	$53,469	$7,810	$2,484,968

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1. ORGANIZATION AND OPERATIONS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns an 18.7% total interest in us as of December 31, 2009.

Operations

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.

Storage. We own terminals in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 66.2 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that provide an aggregate 12.5 million barrels of storage capacity to refineries in California and Texas.

Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,605 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 812 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 1.9 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 5.0 million barrels. Additionally, as part of our fuels marketing operations, we purchase gasoline and other refined petroleum products for resale. The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which has a direct impact on the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our subsidiaries. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain pipelines and terminals in which we own an undivided interest are proportionately consolidated in the accompanying consolidated financial statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Management may revise estimates due to changes in facts and circumstances.

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

Inventories

Inventories consist of crude oil and refined petroleum products. All inventories are valued at the lower of cost or market and cost is determined using the weighted-average cost method. Our inventory consists entirely of one end-product category, petroleum products, which we include in the asphalt and fuels marketing segment. Accordingly, we determine lower of cost or market adjustments on an aggregate basis.

Property, Plant and Equipment

We record additions to property, plant and equipment, including reliability and strategic capital expenditures, at cost.

Reliability capital expenditures are capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Strategic capital expenditures are capital expenditures to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition, along with certain capital expenditures related to support functions. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

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

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the fair value of assets acquired less liabilities assumed. Goodwill acquired in a business combination is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. October 1 of each year is our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2009, 2008 and 2007, no impairment had occurred.

Intangible assets are recorded at cost and are assets that lack physical substance (excluding financial assets). Intangible assets with finite useful lives are amortized on a straight-line basis over three to 47 years.

Investment in Joint Ventures

We account for our investments in joint ventures using the equity method of accounting.

ST Linden Terminals, LLC. The 44-acre facility provides deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. In connection with the Kaneb Acquisition, we recorded our investment in

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Linden at fair value, which exceeded our 50% share of its members’ equity. This excess totaled $43.9 million and $44.2 million as of December 31, 2009 and 2008, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.

Skelly-Belvieu Pipeline Company. The Skelly-Belvieu Pipeline Company (Skelly-Belvieu) owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. On December 1, 2008, we agreed to dispose of our interest in Skelly-Belvieu. See Note 4. Acquisitions and Dispositions below for further discussion on Skelly-Belvieu.

Other Long-Term Assets

“Other long-term assets, net” primarily include the following:

—	asphalt tank heel inventory and ammonia pipeline linefill;
—	the fair value of our interest rate swap agreements;
—	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract;
—	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;
—

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs; and

—	deferred refinery shutdown costs in connection with annual major maintenance on our asphalt production units, which are amortized based on units of production over the following year.

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant and equipment and investment in joint ventures, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform the evaluation of recoverability using undiscounted estimated net cash flows generated by the related asset. If we deem an asset to be impaired, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. We believe that the carrying amounts of our long-lived assets as of December 31, 2009 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include liabilities for ad valorem taxes, franchise taxes, sales and use taxes, excise fees and taxes and value added taxes.

Income Taxes

We are a limited partnership and generally are not subject to federal or state income taxes. Accordingly, our taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of our partners. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

We conduct certain of our operations through taxable wholly owned corporate subsidiaries. We account for income taxes related to our taxable subsidiaries using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred taxes using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2009 and 2008.

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2005 through 2009 and for our major non-U.S. jurisdictions, tax years subject to examination are 2003 through 2009, both according to standard statute of limitations.

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

We have asset retirement obligations with respect to certain of our assets due to various legal obligations to clean and/or dispose of those assets at the time they are retired. However, these assets can be used for an extended and indeterminate period of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our assets and continue making improvements to those assets based on technological advances. As a result, we believe that our assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any asset, we estimate the costs of performing the retirement activities and record a liability for the fair value of these costs.

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2009 and 2008, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

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

Product Imbalances

We incur product imbalances as a result of variances in pipeline meter readings and volume fluctuations within the East Pipeline system due to pressure and temperature changes. We use quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accrued liabilities” and product imbalance assets are included in “Other current assets” in the consolidated balance sheets.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenues from the sale of asphalt and other petroleum products, which are included in our asphalt and fuels marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer. Additionally, the revenues of our asphalt and fuels marketing segment include the mark-to-market impact of certain derivative instruments that are part of our limited trading program.

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

Net Income per Unit Applicable to Limited Partners

We have identified the general partner interest and incentive distribution rights (IDR) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period.

In 2008, the Financial Accounting Standards Board (FASB) provided additional guidance clarifying the application of the two-class method to calculate earnings per unit for master limited partnerships with IDR that are accounted for as equity interests. Under the new guidance, effective January 1, 2009, a master limited partnership must allocate earnings to its IDR in the calculation of earnings per unit. The terms of our partnership agreement limit distributions to the IDR holders to the amount of available cash calculated for the period. As a result, IDR are not allocated undistributed earnings or distributions in excess of earnings, thus the effect of adopting the additional guidance was not significant to our calculation of earnings per unit. Previous periods have been restated to conform to this presentation. Basic and diluted net income per unit applicable to limited partners are the same as we have no potentially dilutive securities outstanding.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that are excluded from net income, such as foreign currency translation adjustments and mark-to-market adjustments on derivative instruments designated and qualifying as cash flow hedges.

Derivative Financial Instruments

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap agreements qualify for the shortcut method of accounting. As a result, changes in the fair value of the swaps completely offset the changes in the fair value of the underlying hedged debt.

We record commodity derivative instruments in the consolidated balance sheets as assets or liabilities at fair value based on quoted market prices. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” until the underlying hedged forecasted transactions occur and are recognized in income. Any hedge ineffectiveness is recognized immediately in “Cost of product sales.” Once a hedged transaction occurs, we reclassify the effective portion from “Accumulated other comprehensive income” to

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Cost of product sales.” For derivative instruments that do not qualify for hedge accounting (Economic Hedges), we record the mark-to-market adjustments in “Cost of product sales.”

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

All cash flows associated with our commodity derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows.

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Unit-based Compensation

NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, has adopted various long-term incentive plans, which provide the Compensation Committee of the Board of Directors of NuStar GP, LLC with the right to grant employees and directors of NuStar GP, LLC providing services to NuStar Energy the right to receive NS common units. NuStar GP, LLC accounts for awards of NS unit options and restricted units at fair value as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. NuStar GP, LLC determines the fair value of NS unit options using the Black-Scholes model at each reporting date. NuStar GP, LLC determines the fair value of NS restricted units using the market price of NS common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recognized equals the current fair value of the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.

NuStar GP Holdings has adopted a long-term incentive plan that provides the Compensation Committee of the Board of Directors of NuStar GP Holdings with the right to grant employees, consultants and directors of NuStar GP Holdings and its affiliates, including NuStar GP, LLC, rights to receive NuStar GP Holdings common units. NuStar GP Holdings accounts for awards of NSH restricted units and unit options granted to its directors or employees of NuStar GP, LLC at fair value. The fair value of NSH unit options is determined using the Black-Scholes model at the grant date, and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. NuStar GP Holdings recognizes compensation expense for NSH restricted units and unit options ratably over the vesting period based on the fair value of the units at the grant date.

We reimburse NuStar GP, LLC for the expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. We include such compensation expense in “General and administrative expenses” on the consolidated statements of income. We do not reimburse our general partner for the expense resulting from NSH awards to non-employee directors of NuStar GP Holdings.

Under these long-term incentive plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. We accounted for awards granted through 2005 by recognizing compensation expense over the nominal vesting period. We changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Margin Deposits

Margin deposits relate to our exchange-traded derivative contracts and generally vary based on changes in the value of the contracts. Margin deposits are included in “Other current assets” in the consolidated balance sheets.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain previously reported amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the FASB issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010 and do not expect them to have a material impact on our disclosures.

In August 2009, the FASB clarified the guidance on the fair value measurement of liabilities for circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective the first reporting period after issuance. Accordingly, we adopted these provisions effective October 1, 2009, and they did not materially affect our financial position or results of operations.

Variable Interest Entities

In June 2009, the FASB amended certain requirements related to variable interest entities (VIEs), including the requirements for determining whether an entity is a VIE or the primary beneficiary of a VIE. In addition, the amended requirements include additional disclosures about an entity’s involvement with a VIE. These amended requirements become effective as of the beginning of a company’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Accordingly, we will be required to comply with the amended requirements on January 1, 2010 and do not expect them to materially affect our financial position or results of operations.

4. ACQUISITIONS AND DISPOSITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $840.4 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina.

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

The acquisition of the East Coast Asphalt Operations complemented our existing asphalt marketing operations by giving us exposure to the largest asphalt market in the United States, diversifying our customer base and expanding our geographic presence.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,184
Fair value of liabilities assumed	37,238

Purchase price	$840,422

Inventories	$327,312
Other current assets	1,439
Property, plant and equipment	450,310
Goodwill	22,132
Intangible assets	11,510
Other long-term assets	27,719

Purchase price allocation	$840,422

The consolidated statements of income include the results of operations for the East Coast Asphalt Operations commencing on March 20, 2008. The unaudited pro forma financial information presented below combines the historical financial information for the East Coast Asphalt Operations and the Partnership for those periods. This information assumes that we:

—	completed the acquisition of the East Coast Asphalt Operations on January 1, 2007;
—	issued approximately 7.7 million common units for net proceeds of $379.3 million;
—	received a contribution from our general partner of approximately $8.0 million to maintain its 2% interest;
—	issued $350.0 million of 7.65% senior notes; and
—	borrowed approximately $69.0 million under our revolving credit agreement.

The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$ 5,008,623	$ 3,395,379
Operating income	318,626	241,181
Net income	254,539	168,028

Net income per unit applicable to limited partners	$ 4.13	$ 2.64

Sale of Investment in Skelly-Belvieu

On December 1, 2008, we agreed to dispose of our interest in Skelly-Belvieu. We received proceeds of $36.0 million and recognized a gain of $18.9 million in “Other income, net” in the consolidated statements of income.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2009	2008
	(Thousands of Dollars)

Balance as of beginning of year	$1,174	$365
Increase in allowance	613	973
Accounts charged against the allowance, net of recoveries	(453)	(119)
Foreign currency translation	17	(45)

Balance as of end of year	$1,351	$1,174

6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2009	2008
		(Thousands of Dollars)

Crude oil	$74,250	$14,912
Finished products	302,980	205,662

Total	$377,230	$220,574

We purchase crude oil for the production of asphalt and other refined products. Our “Finished products” consist of asphalt, intermediates, gasoline, distillates and other petroleum products. We purchase gasoline, distillates and other petroleum products for resale.

7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
	2009	2008
	(Thousands of Dollars)

Margin deposits	$38,650	$-
Prepaid expenses	16,845	13,882
Product advances	13,045	-
Supplies	10,617	9,402
Product imbalances	2,096	11,502
Derivatives, net	-	3,610
Other	2,433	3,925

Other current assets	$83,686	$42,321

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful	December 31,
	Lives	2009	2008
	(Years)	(Thousands of Dollars)

Land	-	$118,040	$114,323
Land and leasehold improvements	10 - 35	98,272	91,843
Buildings	15 - 40	56,992	46,663
Pipelines, storage and terminals	20 - 35	2,843,163	2,688,198
Refining equipment	20 - 35	424,220	412,549
Rights-of-way	20 - 40	101,587	102,336
Construction in progress	-	79,630	51,661

Total		3,721,904	3,507,573
Less accumulated depreciation and amortization		(693,708)	(565,749)

Property, plant and equipment, net		$3,028,196	$2,941,824

Capitalized interest costs included in property, plant and equipment totaled $1.7 million, $5.1 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation and amortization expense for property, plant and equipment totaled $136.1 million, $125.3 million and $102.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2009		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$70,410	$(28,529)	$70,410	$(21,476)
Non-compete agreements	1,515	(1,515)	1,515	(1,464)
Terminalling agreement	1,000	(1,000)	1,000	(667)
Other	2,809	(563)	2,809	(423)

Total	$75,734	$(31,607)	$75,734	$(24,030)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.6 million for each of the years ended December 31, 2009 and 2008 and $7.2 million for the year ended December 31, 2007. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2010	$ 7,193
2011	7,193
2012	7,103
2013	7,103
2014	7,103

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2009	2008
	(Thousands of Dollars)

Derivative liabilities	$30,788	$-
Employee wages and benefit costs	15,959	16,921
Unearned income	4,714	2,322
Environmental costs	2,798	3,994
Product imbalances	676	2,193
Deferred insurance proceeds	-	2,674
Other	9,716	9,350

Accrued liabilities	$64,651	$37,454

11. DEBT

Long-term debt consisted of the following:

	December 31,
	2009	2008
	(Thousands of Dollars)

$1.2 billion revolving credit agreement	$525,126	$555,294
7.65% senior notes due 2018, net of unamortized discount of ($610) in 2009 and ($661) in 2008	349,390	349,339
6.05% senior notes due 2013, net of unamortized discount of ($209) in 2009 and ($273) in 2008 and a fair value adjustment of $5,885 in 2009 and $10,433 in 2008	235,608	240,092
6.875% senior notes due 2012, net of unamortized discount of ($80) in 2009 and ($111) in 2008 and a fair value adjustment of $2,738 in 2009 and $4,851 in 2008	102,658	104,740
7.75% senior notes due 2012, including a fair value adjustment of $16,148 in 2009 and $22,522 in 2008	266,148	272,522
5.875% senior notes due 2013, including a fair value adjustment of $7,178 in 2009 and $8,982 in 2008	257,178	258,982
UK term loan	33,917	30,748
Gulf Opportunity Zone revenue bonds	56,200	56,200
Port Authority of Corpus Christi note payable	3,538	4,811

Total debt	1,829,763	1,872,728
Less current portion	(770)	(713)

Long-term debt, less current portion	$1,828,993	$1,872,015

The long-term debt repayments are due as follows (in thousands):

2010	$770
2011	832
2012	909,942
2013	480,902
2014	67
Thereafter	406,200

Total repayments	1,798,713
Net fair value adjustment and unamortized discount	31,050

Total debt	$1,829,763

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest payments totaled $95.3 million, $103.9 million and $89.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NuStar Logistics’ 7.65%, 6.05% and 6.875% Senior Notes

The $350.0 million of 7.65% senior notes mature in 2018, with interest payable semi-annually in arrears on April 15 and October 15 of each year. The interest rate payable on the notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies.

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

2007 Revolving Credit Agreement

NuStar Logistics is party to a $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250 million in Euros. Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics’ public debt instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2007 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR based rate, which was 1.0% as of December 31, 2009. The weighted-average interest rate related to borrowings under the 2007 Revolving Credit Agreement during the year ended December 31, 2009 was 1.0%.

The lenders under the 2007 Revolving Credit Agreement include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $5.0 million remained outstanding as of December 31, 2009. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduced the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $624.6 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement includes restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. This consolidated debt coverage ratio may restrict the amount we can borrow without exceeding the maximum allowed limit to an amount less than the total amount available for borrowing. As of December 31, 2009, the consolidated debt coverage ratio was 4.1x.

UK Term Loan

NuPOP’s UK subsidiary, NuStar Terminals Limited, is the party to the £21 million amended and restated term loan agreement (the UK Term Loan), which bears interest at 6.65% annually and matures on December 11, 2012. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2009, which are substantially the same as the 2007 Revolving Credit Agreement.

Our other long-term debt obligations do not contain any financial covenants. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with our St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The average interest rate was 0.5% for the year ended December 31, 2009. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. As of December 31, 2009, we have received $55.5 million from the trustee, of which $3.2 million was received during the year ended December 31, 2009. As of December 31, 2009, the remaining $0.7 million in trust are included in “Other long-term assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Line of Credit

As of December 31, 2009, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. The interest rate and maturity vary and are determined at the time of the borrowing. The interest rate fluctuates with the Federal Funds rate.

We borrowed and repaid $448.8 million during the year ended December 31, 2009 under this line of credit based on liquidity needs. Outstanding borrowings on this line of credit totaled $20.0 million as of December 31, 2009 at an interest rate of 2.4%. The weighted-average interest rate related to outstanding borrowings under this short-term line of credit during the year ended December 31, 2009 was 2.4%.

12. HEALTH, SAFETY AND ENVIRONMENTAL MATTERS

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

The pipelines in the Central West System, the East Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA) and the Homeland Security Act. Additionally, the operations and integrity of the pipelines are subject to the respective state jurisdictions along the route of the systems.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2009	2008
	(Thousands of Dollars)

Balance as of beginning of year	$10,270	$11,124
Additions to accrual	2,248	4,393
Payments	(3,241)	(4,877)
Foreign currency translation	107	(370)

Balance as of end of year	$9,384	$10,270

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

Accrued liabilities	$2,798	$3,994
Other long-term liabilities	6,586	6,276

Accruals for environmental matters	$9,384	$10,270

13. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2009, we have accrued $0.5 million related to settled matters and $74.4 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ and a change in our estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We cannot currently estimate when or if a settlement will be finalized.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres seeks to compel the Defendants to arbitrate a breach of contract claim in which Eres values its damages at approximately $78.1 million. CITGO/CARCO also contend that the NuStar Entities assumed the Eres contract and they have demanded that the NuStar Entities defend and indemnify them against Eres’ claims. Eres’ motion to compel arbitration and CITGO/CARCO’s indemnity claims are currently pending in the U.S. District Court for the Southern District of Texas. We intend to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised us that the EPA has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

Other. We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods we would be required to pay such liability.

Commitments

Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2009 are as follows:

	Payments Due by Period
	2010	2011	2012	2013	2014	There- after	Total
	(Thousands of Dollars)

Operating leases	$ 51,734	$ 60,808	$ 44,415	$ 41,453	$ 37,760	$ 187,638	$ 423,808
Purchase obligations:
Crude oil	1,943,668	1,943,668	1,943,668	1,943,668	1,943,670	485,917	10,204,259
Other purchase obligations	23,561	18,329	2,197	1,036	744	-	45,867

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for all operating leases totaled $64.8 million, $45.2 million and $21.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our operating leases consist primarily of the following:

—	a ten-year lease for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales, with two five-year renewal options;
—	a five-year lease for tugs utilized at our Point Tupper facility for bunker fuel sales, with a two-year renewal option;
—	a five-year lease related to our asphalt and fuels marketing segment for tugs and barges utilized on the east coast;
—	leases related to our asphalt and fuels marketing segment for storage capacity at third-party terminals with lease terms generally ranging from two to five years; and
—	land leases at various terminal facilities.

Our crude oil purchase obligations result from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this commitment fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the value of the crude oil purchase obligation based on market prices as of December 31, 2009.

14. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

We have applied fair value recognition and disclosure provisions for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually as of January 1, 2008. As permitted, we applied the provisions for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis as of January 1, 2009, which did not affect our financial position or results of operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Other current assets:
Product imbalances	$2,096	$-	$-	$2,096
Other long-term assets, net:
Interest rate swaps	-	8,623	-	8,623
Accrued liabilities:
Derivatives	(30,788)	-	-	(30,788)
Product imbalances	(676)	-	-	(676)

Total	$(29,368)	$8,623	$-	$(20,745)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Other current assets:
Derivatives	$8,502	$-	$-	$8,502
Product imbalances	-	11,502	-	11,502
Other long-term assets, net:
Interest rate swaps	-	15,284	-	15,284
Accrued liabilities:
Product imbalances	-	(2,193)	-	(2,193)

Total	$8,502	$24,593	$-	$33,095

Derivatives

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX, and the fair values of these contracts are based on their quoted prices. We have consistently applied these valuation techniques in all periods presented.

Interest Rate Swaps

We estimate the fair value of the interest rate swaps using discounted cash flows, which uses observable inputs such as time to maturity and market interest rates.

Product Imbalances

As of December 31, 2008, we valued assets and liabilities related to product imbalances by petroleum product at adjusted market prices. Effective January 1, 2009, we began using quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances.

Fair Value of Financial Instruments

In April 2009, the FASB revised its existing disclosure requirements for the fair value of financial instruments to include the disclosure of the fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, along with the related carrying value and methods and significant assumptions used to estimate the fair value.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our fixed-rate debt was as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

Fair value	$1,306,301	$1,157,470
Carrying amount	$1,248,437	$1,261,234

As of December 31, 2009, the fair value and carrying value of our variable rate debt was $551.1 million and $601.3 million, respectively. We estimated the fair values of our debt using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements.

15. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.

In March 2008, the FASB amended and expanded the existing disclosure requirements for derivative instruments to require enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity’s financial performance, financial position and cash flows. We adopted these disclosure requirements as of January 1, 2009.

Interest Rate Risk

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2009 and 2008, the weighted-average interest rates that we paid under our interest rate swaps were 2.3% and 3.0%, respectively.

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in commodity prices, with the objective of stabilizing cash flows.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the volume of our fair value and cash flow derivative positions. The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis.

December 31, 2009
(Thousands of barrels)

Commodity contracts – Fair Value Hedges	11,619
Commodity contracts – Cash Flow Hedges	230

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet	December 31,		December 31,
	Location	2009	2008	2009	2008
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$8,623	$15,284	$-	$-
Commodity contracts	Other current assets	-	7,005	-	(6,911)
Commodity contracts	Accrued liabilities	3,797	-	(14,279)	-

Total		12,420	22,289	(14,279)	(6,911)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	-	8,408	-	-
Commodity contracts	Accrued liabilities	9,766	-	(30,072)	-

Total		9,766	8,408	(30,072)	-

Total Derivatives		$22,186	$30,697	$(44,351)	$(6,911)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness. The earnings impact of our derivative activity was as follows for the year ended December 31, 2009:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

		(Thousands of Dollars)

Interest rate swaps	Interest expense, net	$(6,661)	$6,661	$-
Commodity contracts	Cost of product sales	(22,939)	35,512	12,573

Total		$(29,600)	$42,173	$12,573

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

	(Thousands of Dollars)	(Thousands of Dollars)

Commodity contracts	$ (240)	Cost of product sales	$-	$-

(a)	Amounts are included in specified location for both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income

		(Thousands of Dollars)

Commodity contracts	Cost of product sales	$(13,594)
Commodity contracts	Operating expenses	(3,589)

Total		$(17,183)

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

16. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $10.6 million and $3.4 million as of December 31, 2009 and 2008, respectively, with both amounts

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

representing payroll, employee-related benefit plan expenses and unit-based compensation. We also had a long-term payable as of December 31, 2009 and 2008 of $7.7 million and $6.6 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Operating expenses	$124,827	$115,291	$93,211
General and administrative expenses	58,878	44,988	37,702

Agreements with NuStar GP Holdings

GP Services Agreement. On April 24, 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

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

Effective as of January 1, 2008, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement. The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense, subject to certain other adjustments. For 2008, the Holdco Administrative Services Expense totaled $0.8 million, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $1.4 million, $0.9 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-Compete Agreement. On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P. and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006 when NuStar GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement, dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. EMPLOYEE BENEFIT PLANS AND LONG-TERM INCENTIVE PLANS

Employee Benefit Plans

We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. NuStar GP, LLC sponsors various employee benefit plans.

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a defined benefit formula based on years of service and compensation during their period of service. Employees become fully vested in their Pension Plan benefits upon attaining five years of vesting service.

NuStar GP, LLC also maintains an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP). The Excess Pension Plan and the SERP are nonqualified deferred compensation plans that provide benefits to a select group of management or other highly compensated employees of NuStar GP, LLC. Benefits under the Excess Pension Plan and the SERP are generally payable in a single lump sum payment upon the employee’s separation from service.

The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation.

NuStar GP, LLC also maintains an excess thrift plan (the Excess Thrift Plan) that became effective July 1, 2006. The Excess Thrift Plan is a nonqualified deferred compensation plan that provides benefits to those employees of NuStar GP, LLC whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Internal Revenue Code of 1986, as amended. Benefits under the Excess Thrift Plan are generally payable in a single lump sum payment upon the employee’s separation from service.

NuStar GP, LLC also provides a post-retirement medical benefits plan for retired employees, referred to as other post-retirement benefits.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Incentive Plans

NuStar GP, LLC also sponsors the following:

—

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2009, a total of 294,394 common units remained available to be awarded under the 2000 LTIP.

—

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and DER. As of December 31, 2009, a total of 254,812 common units remained available to be awarded under the UIP.

—

The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2009.

—

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights of NuStar GP Holdings, LLC. As of December 31, 2009, a total of 1,595,689 NuStar GP Holdings units remained available to be awarded under the 2006 LTIP.

The number of awards granted under the above-described plans were as follows:

	Year Ended December 31,
	2009		2008		2007
	Granted	Vesting	Granted	Vesting	Granted	Vesting

2000 LTIP:
Performance awards	23,233	(a)	14,470	(a)	10,840	(a)
Unit options	-	-	10,670	1/5 per year	204,675	1/5 per year
Restricted units	194,973	1/5 per year	236,868	1/5 per year	117,575	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	5,076	1/3 per year	5,625	1/3 per year	3,510	1/3 per year
UIP:
Unit options	-	-	795	1/5 per year	-	-
Restricted units	10,692	1/5 per year	16,321	1/5 per year	12,730	1/5 per year
2006 LTIP:
Restricted units	24,290	1/5 per year	30,300	1/5 per year	-	-
Unit options	-	-	-	-	324,100	(c)
Restricted units (grants to non-employee directors of NuStar GP Holdings) (b)	8,627	1/3 per year	10,308	1/3 per year	5,489	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.
(b)	We do not reimburse NuStar GP, LLC for compensation expense relating to these awards.
(c)	Unit options granted under the 2006 LTIP vest in annual one-third increments beginning on the third anniversary of the grant date.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our share of compensation expense related to the various long-term incentive plans and benefit plans described above is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Long-term incentive plans	$15,060	$5,254	$3,833
Benefit plans	9,359	8,196	8,704

18. OTHER INCOME

Other income consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Gain from sale or disposition of assets	$21,320	$26,456	$7,869
Gain from insurance proceeds	9,382	3,504	12,492
2007 Services Agreement termination fee	-	-	13,000
Legal settlements	-	-	5,758
Foreign exchange gains (losses)	(5,118)	5,888	(6,261)
Other	6,275	1,891	5,972

Other income, net	$31,859	$37,739	$38,830

For the year ended December 31, 2009, the sale or disposal of fixed assets includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline. For the year ended December 31, 2008, the sale or disposal of fixed assets includes a gain of $18.9 million related to the sale of interest in Skelly-Belvieu.

For the year ended December 31, 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City terminal in the third quarter of 2008. For the years ended December 31, 2008 and 2007, the gain from insurance proceeds relates to business interruption insurance proceeds associated with lost earnings in 2007 at our pipelines and terminals that serve Valero Energy’s McKee refinery, which experienced a fire in February 2007.

Valero Energy provided certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. In accordance with the terms of the 2007 Services Agreement, Valero Energy paid us a termination fee of $13.0 million at that time.

19. PARTNERS’ EQUITY

Issuance of Common Units

In November 2009, we issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. We received net proceeds of $288.8 million and a contribution of $6.2 million from our general partner to maintain its 2% general partner interest. The net proceeds were used mainly to reduce the outstanding principal balance under our 2007 Revolving Credit Agreement.

In April 2008, we issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under a term loan agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received net proceeds of $143.1 million and a contribution of $3.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement.

Comprehensive Income (Loss)

Changes in the amounts included in “Accumulated other comprehensive income (loss)” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2008	$26,887	$-	$26,887
Foreign currency translation	(41,153)	-	(41,153)

Balance as of December 31, 2008	$(14,266)	$-	$(14,266)

Foreign currency translation	22,316	-	22,316
Unrealized loss on cash flow hedges	-	(240)	(240)

Balance as of December 31, 2009	$8,050	$(240)	$7,810

There was no tax effect from foreign currency translation or the unrealized loss on certain derivative instruments as these transactions related to non-taxable entities.

Allocations of Net Income

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that our unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to our unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Net income applicable to general partner and limited partners’ interest	$224,875	$254,018	$150,298
Less general partner incentive distribution (a)	28,712	24,764	18,426

Net income after general partner incentive distribution	196,163	229,254	131,872
General partner interest	2%	2%	2%

General partner allocation of net income after general partner incentive distribution	3,924	4,586	2,637
General partner incentive distribution	28,712	24,764	18,426

Net income applicable to general partner	$32,636	$29,350	$21,063

(a)	For the first quarter of 2008, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the IDR, which is shown in the distribution table below, exceeded the net income allocation to the general partner.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Income per Unit

In 2008, the FASB provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships, which was effective January 1, 2009. The following table details the calculation of earnings per unit:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

Net income	$224,875	$254,018	$150,298
Less general partner distribution (including IDR) (a)	34,142	29,711	22,518
Less limited partner distribution	237,308	217,494	182,076

Distributions (greater than) less than earnings	$(46,575)	$6,813	$(54,296)

General partner earnings:
Distributions	$34,142	$29,711	$22,518
Allocation of distributions (greater than) less than earnings (2%)	(932)	136	(1,086)

Total	$33,210	$29,847	$21,432

Limited partner earnings:
Distributions	$237,308	$217,494	$182,076
Allocation of distributions (greater than) less than earnings (98%)	(45,643)	6,677	(53,210)

Total	$191,665	$224,171	$128,866

Weighted average limited partner units outstanding	55,232,467	53,182,741	47,158,790

Net income per unit applicable to limited partners:
Distributions	$4.30	$4.09	$3.86
Distributions (greater than) less than earnings	(0.83)	0.13	(1.13)

Total	$3.47	$4.22	$2.73

(a)	For the first quarter of 2008, the general partner distribution used in our calculation of earnings per unit was based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the IDR, which is shown in the distribution table below, exceeded the general partner distribution used in the calculation of earnings per unit.

Cash Distributions

We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive a minimum quarterly distribution of $0.60 per unit each quarter ($2.40 annualized). Our cash is first distributed 98% to the limited partners and 2% to the general partner until the amount distributed to our unitholders is equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Cash in excess of the minimum quarterly distributions is distributed to our unitholders and our general partner based on the percentages shown below.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner

Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The following table reflects the allocation of total cash distributions to our general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$5,430	$5,058	$4,092
General partner incentive distribution	28,712	25,294	18,426

Total general partner distribution	34,142	30,352	22,518
Limited partners’ distribution	237,308	222,470	182,076

Total cash distributions	$271,450	$252,822	$204,594

Cash distributions per unit applicable to limited partners	$4.245	$4.085	$3.835

In January 2010, we declared a quarterly cash distribution of $1.065 that was paid on February 12, 2010 to unitholders of record on February 5, 2010. This distribution related to the fourth quarter of 2009 and totaled $73.4 million, of which $9.3 million represented our general partner’s share of such distribution. Our general partner’s distribution included a $7.8 million incentive distribution.

20. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(31,505)	$(52,372)	$(22,079)
Receivable from related party	-	786	(786)
Inventories	(156,234)	193,992	(71,457)
Other current assets	(39,400)	6,920	(8,603)
Increase (decrease) in current liabilities:
Payable to related party	7,051	3,760	(2,315)
Accounts payable	59,284	(16,419)	72,918
Accrued interest payable	(969)	4,781	182
Accrued liabilities	17,492	(13,237)	9,546
Taxes other than income tax	209	4,730	2
Income tax payable	(8,208)	76	1,266

Changes in current assets and current liabilities	$(152,280)	$133,017	$(21,326)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the following reasons:

—	the amounts shown above exclude the current assets and current liabilities acquired in connection with the East Coast Asphalt Operations acquisition; and
—	certain differences between consolidated balance sheet changes and amounts reflected above result from translating foreign currency denominated amounts at different exchange rates.

Non-cash financing activities for the year ended December 31, 2009 included a decrease in the fair value of our interest rate swaps.

Non-cash investing and financing activities for the year ended December 31, 2008 included:

—	adjustment to property, plant and equipment and other long-term assets relating to a non-amortizing asset on our ammonia pipeline;
—	increase in the fair value of our interest rate swaps; and
—	the recognition of a note payable and related other current asset pertaining to insurance.

Non-cash investing and financing activities for the year ended December 31, 2007 included:

—

adjustments to property, plant and equipment, goodwill and intangible assets resulting from the final purchase price allocations related to the St. James crude oil storage facility acquisition in December 2006;

—	the recognition of a note payable and related other current asset pertaining to insurance; and
—	adjustments to the fair value of our interest rate swap agreements.

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Cash paid for interest, net of amount capitalized	$93,632	$98,810	$83,450
Cash paid for income taxes, net of tax refunds received	$20,150	$12,231	$9,081

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Current:
U.S.	$2,424	$1,059	$2,373
Foreign	10,144	9,910	8,799

Total current	12,568	10,969	11,172

Deferred:
U.S.	(1,466)	(1,280)	827
Foreign	(571)	1,317	(551)

Total deferred	(2,037)	37	276

Total income tax expense	$10,531	$11,006	$11,448

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

U.S.:
Net operating losses	$20,788	$23,283
Environmental and legal reserves	14,234	14,252
Other	1,525	902
Valuation allowance	(9,457)	(13,366)

Deferred tax assets – U. S.	27,090	25,071

Property, plant and equipment	(13,197)	(12,644)

Net deferred income tax asset – U.S.	$13,893	$12,427

Foreign:
Net operating losses	$3,253	$-
Other	687	1,022
Capital loss	2,166	1,569
Valuation allowance	-	(1,312)

Deferred tax assets – foreign	6,106	1,279

Property, plant and equipment	(33,015)	(28,649)

Net deferred income tax liability – foreign.	$(26,909)	$(27,370)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $59.4 million, which are subject to various limitations on use and expire in years 2010 through 2029.

As of December 31, 2009 and 2008, we recorded a valuation allowance to reduce our net U.S. deferred income tax asset to an amount that is more-likely-than-not to be realized. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain federal net operating loss carryforwards before they expire. In 2009, we reduced the valuation allowance for both the U.S. net operating loss and the foreign capital loss assets by $5.2 million due to changes in our estimates of the amount of those loss carryforwards that will be realized, based upon future taxable income and potential tax planning strategies.

The realization of net deferred income tax assets recorded as of December 31, 2009 is dependent upon our ability to generate future taxable income in the United States. We believe it is more-likely-than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2009 will be realized, based on expected future taxable income and potential tax planning strategies.

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

On February 22, 2006, we entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, we agreed to make a one-time payment of 5.0 million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. We further agreed to pay an annual minimum profit tax to St. Eustatius of 1.0 million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005. We agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime Agreement), we can carry forward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit, we agreed to pay that difference.

22. SEGMENT INFORMATION

Our reportable segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Intersegment revenues result from storage and throughput agreements at lease rates consistent with rates charged to third parties for storage and at pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Revenues:
Storage:
Third party revenues	$444,535	$423,730	$400,058
Intersegment revenues	43,037	30,359	10,569

Total storage	487,572	454,089	410,627
Transportation:
Third party revenues	300,814	316,900	296,565
Intersegment revenues	1,256	878	231

Total transportation	302,070	317,778	296,796
Asphalt and fuels marketing:
Third party revenues	3,110,522	4,088,140	778,391
Intersegment revenues	-	29	-

Total asphalt and fuels marketing	3,110,522	4,088,169	778,391
Consolidation and intersegment eliminations	(44,293)	(31,266)	(10,800)

Total revenues	$3,855,871	$4,828,770	$1,475,014

Depreciation and amortization expense:
Storage	$70,888	$66,706	$62,317
Transportation	50,528	50,749	49,946
Asphalt and fuels marketing	19,463	14,734	423

Total segment depreciation and amortization expense	140,879	132,189	112,686
Other depreciation and amortization expense	4,864	3,520	1,607

Total depreciation and amortization expense	$145,743	$135,709	$114,293

Operating income:
Storage	$171,245	$141,079	$114,635
Transportation	139,869	135,086	126,508
Asphalt and fuels marketing	60,629	112,506	21,111
Consolidation and intersegment eliminations	1,170	1,352	(133)

Total segment operating income	372,913	390,023	262,121
Less general and administrative expenses	94,733	76,430	67,915
Less other depreciation and amortization expense	4,864	3,520	1,607

Total operating income	$273,316	$310,073	$192,599

Revenues by geographic area are shown in the table below.

	Year Ended December 31,

	2009	2008	2007

	(Thousands of Dollars)

United States	$2,971,961	$3,731,685	$655,013
Netherlands Antilles	693,808	926,690	719,084
Canada	106,989	97,762	44,927
Other countries	83,113	72,633	55,990

Consolidated revenues	$3,855,871	$4,828,770	$1,475,014

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2009 and 2008, no single customer accounted for more than 10% of our consolidated revenues. For the year ended December 31, 2007, revenues from Valero Energy accounted for 18% of our consolidated revenues, respectively, and no other single customer accounted for more than 10% of our consolidated revenue. Revenues from Valero Energy by operating segment were as follows:

Year Ended December 31, 2007
(Thousands of Dollars)
Revenues:
Storage	$115,417
Transportation	147,597
Asphalt and fuels marketing	7,426

Total revenues	$270,440

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Other long-term assets, net” in the consolidated balance sheets. Total amounts of long-lived assets by country were as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

United States	$2,667,559	$2,630,940
Netherlands Antilles	252,030	253,355
Netherlands	126,545	121,977
Canada	93,801	80,956
United Kingdom	83,144	70,335
Mexico	9,133	9,218

Consolidated long-lived assets	$3,232,212	$3,166,781

Total assets by reportable segment were as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

Storage	$2,234,651	$2,140,010
Transportation	1,286,533	1,327,666
Asphalt and fuels marketing	1,121,448	885,492

Total segment assets	4,642,632	4,353,168
Other partnership assets	132,041	106,429

Total consolidated assets	$4,774,673	$4,459,597

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill were as follows:

	Storage	Transportation	Asphalt and Fuels Marketing	Total
	(Thousands of Dollars)

Balance as of January 1, 2008	$578,529	$175,367	$31,123	$785,019
East Coast Asphalt Operations acquisition preliminary purchase price allocation	-	-	20,201	20,201
Other	1,110	-	-	1,110

Balance as of December 31, 2008	$579,639	$175,367	$51,324	$806,330

East Coast Asphalt Operations acquisition final purchase price allocation	-	-	1,931	1,931
Sale of assets	-	(519)	-	(519)

Balance as of December 31, 2009	$579,639	$174,848	$53,255	$807,742

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Storage	$137,050	$191,696	$203,177
Transportation	27,551	23,117	25,344
Asphalt and fuels marketing	21,458	787,733	1,755
Other partnership assets	22,708	9,808	21,037

Total capital expenditures	$208,767	$1,012,354	$251,313

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

Condensed Consolidating Balance Sheets

December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$1,602	$-	$60,351	$-	$62,006
Receivables, net	-	38,973	6,771	176,778	(10,725)	211,797
Inventories	-	-	-	379,472	(2,242)	377,230
Other current assets	-	10,746	3,820	69,120	-	83,686
Intercompany receivable	-	806,005	713,451	-	(1,519,456)	-

Current assets	53	857,326	724,042	685,721	(1,532,423)	734,719

Property, plant and equipment, net	-	947,895	626,698	1,453,603	-	3,028,196
Intangible assets, net	-	2,247	-	41,880	-	44,127
Goodwill	-	18,094	170,652	618,996	-	807,742
Investment in wholly owned subsidiaries	2,986,970	118,299	873,422	1,907,118	(5,885,809)	-
Investments in joint ventures	-	-	-	68,728	-	68,728
Deferred income tax asset	-	-	-	13,893	-	13,893
Other long-term assets, net	49	21,942	26,392	28,885	-	77,268

Total assets	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$770	$-	$-	$-	$770
Payables	944	18,566	10,654	196,805	(10,725)	216,244
Notes payable	-	20,000	-	-	-	20,000
Accrued interest payable	-	12,996	8,490	43	-	21,529
Accrued liabilities	1,191	14,380	4,652	44,472	(44)	64,651
Taxes other than income tax	125	4,183	2,280	8,946	-	15,534
Income tax payable	-	1,271	-	(1,245)	-	26
Intercompany payable	507,654	-	-	1,011,806	(1,519,460)	-

Current liabilities	509,914	72,166	26,076	1,260,827	(1,530,229)	338,754

Long-term debt, less current portion	-	1,271,750	523,326	33,917	-	1,828,993
Long-term payable to related party	-	1,082	-	6,581	-	7,663
Deferred tax liability	-	-	-	26,909	-	26,909
Other long-term liabilities	-	3,923	883	82,580	-	87,386
Total partners’ equity	2,477,158	616,882	1,870,921	3,408,010	(5,888,003)	2,484,968

Total liabilities and partners’ equity	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets

December 31, 2008

(Thousands of Dollars)

	NuStar Energy		NuStar Logistics		NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Assets
Cash and cash equivalents	$53	$	2	$	656	$44,664	$-	$45,375
Receivables, net	8		33,620		8,421	143,141	(6,974)	178,216
Inventories	-		-		347	220,937	(710)	220,574
Other current assets	9		9,472		13,673	19,167	-	42,321
Intercompany receivable	-		337,685		666,052	-	(1,003,737)	-

Current assets	70		380,779		689,149	427,909	(1,011,421)	486,486

Property, plant and equipment, net	-		954,487		629,091	1,358,246	-	2,941,824
Intangible assets, net	-		2,771		-	48,933	-	51,704
Goodwill	-		18,613		170,652	617,065	-	806,330
Investment in wholly owned subsidiaries	2,341,184		82,435		806,706	1,679,065	(4,909,390)	-
Investments in joint ventures	-		-		-	68,813	-	68,813
Deferred income tax asset	-		-		-	12,427	-	12,427
Other long-term assets, net	56		34,557		26,517	30,883	-	92,013

Total assets	$2,341,310		$1,473,642		$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$	713	$	-	$-	$-	$713
Payables	-		23,900		10,171	122,307	(6,974)	149,404
Notes payable	-		22,120		-	-	-	22,120
Accrued interest payable	-		13,830		8,490	176	-	22,496
Accrued liabilities	1,032		14,998		5,076	16,365	(17)	37,454
Taxes other than income tax	125		3,866		2,687	8,655	-	15,333
Income tax payable	-		976		-	3,528	-	4,504
Intercompany payable	118,890		-		-	884,847	(1,003,737)	-

Current liabilities	120,047		80,403		26,424	1,035,878	(1,010,728)	252,024

Long-term debt, less current portion	-		1,309,763		531,504	30,748	-	1,872,015
Long-term payable to related party	-		-		-	6,645	-	6,645
Deferred income tax liability	-		-		-	27,370	-	27,370
Other long-term liabilities	-		4,992		965	88,589	-	94,546
Total partners’ equity	2,221,263		78,484		1,763,222	3,054,111	(4,910,083)	2,206,997

Total liabilities and partners’ equity	$2,341,310	$	1,473,642	$	2,322,115	$4,243,341	$(5,920,811)	$4,459,597

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Revenues	$-	$297,929	$153,268	$3,441,422	$(36,748)	$3,855,871
Costs and expenses	2,006	184,330	112,161	3,319,305	(35,247)	3,582,555

Operating income	(2,006)	113,599	41,107	122,117	(1,501)	273,316

Equity earnings in subsidiaries	226,881	35,864	91,716	155,481	(509,942)	-
Equity earnings from joint ventures	-	-	-	9,615	-	9,615
Interest expense, net	-	(51,715)	(24,168)	(3,501)	-	(79,384)
Other (expense) income, net	-	23,078	(957)	9,738	-	31,859

Income before income tax expense	224,875	120,826	107,698	293,450	(511,443)	235,406
Income tax expense	-	1,332	-	9,199	-	10,531

Net income	$224,875	$119,494	$107,698	$284,251	$(511,443)	$224,875

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$263,017	$103,753	$70,433	$32,302	$(288,923)	$180,582

Cash flows from investing activities:
Capital expenditures	-	(49,800)	(23,734)	(135,022)	-	(208,556)
Investment in subsidiaries	(295,178)	-	-	(30)	295,208	-
Proceeds from sale or disposition of assets	-	29,215	108	357	-	29,680
Proceeds from insurance settlement	-	-	-	11,382	-	11,382
Investment in other noncurrent assets	-	-	-	(211)	-	(211)

Net cash used in investing activities	(295,178)	(20,585)	(23,626)	(123,524)	295,208	(167,705)

Cash flows from financing activities:
Debt borrowings	-	1,608,188	-	-	-	1,608,188
Debt repayments	-	(1,641,119)	-	-	-	(1,641,119)
Issuance of common units, net of issuance costs	288,761	-	-	-	-	288,761
General partner contribution	6,155	-	-	-	-	6,155
Partners’ contributions	-	295,178	-	30	(295,208)	-
Distributions to unitholders and general partner	(263,896)	(263,896)	-	(25,027)	288,923	(263,896)
Net intercompany (repayments) borrowings	1,141	(80,506)	(47,483)	126,848	-	-
Other, net	-	(1,982)	20	1,201	-	(761)

Net cash (used in) provided by financing activities	32,161	(84,137)	(47,463)	103,052	(6,285)	(2,672)

Effect of foreign exchange rate changes on cash	-	2,569	-	3,857	-	6,426

Net increase (decrease) in cash and cash equivalents	-	1,600	(656)	15,687	-	16,631
Cash and cash equivalents as of the beginning of year	53	2	656	44,664	-	45,375

Cash and cash equivalents as of the end of year	$53	$1,602	$-	$60,351	$-	$62,006

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$195,640	$139,631	$34,566	$50,188	$(197,353)	$222,672

Cash flows from investing activities:
Capital expenditures	-	(65,653)	(15,689)	(169,909)	-	(251,251)
Proceeds from sale of assets	-	66	15	12,586	-	12,667
Other, net	-	(58)	-	246	-	188

Net cash used in investing activities	-	(65,645)	(15,674)	(157,077)	-	(238,396)

Cash flows from financing activities:
Debt borrowings	-	1,170,302	-	-	-	1,170,302
Debt repayments	-	(1,077,975)	-	-	-	(1,077,975)
Issuance of common units, net of issuance costs	143,083	-	-	-	-	143,083
General partner contribution	3,035	-		-	-	3,035
Distributions to unitholders and general partner	(197,333)	(197,333)	-	(20)	197,353	(197,333)
Net intercompany (repayments) borrowings	(144,555)	35,613	(19,762)	128,704	-	-
Other, net	-	(3,144)	-	(908)	-	(4,052)

Net cash provided by (used in) financing activities	(195,770)	(72,537)	(19,762)	127,776	197,353	37,060

Effect of foreign exchange rate changes on cash	-	(1,510)	-	1,174	-	(336)

Net (decrease) increase in cash and cash equivalents	(130)	(61)	(870)	22,061	-	21,000
Cash and cash equivalents as of the beginning of year	137	12,345	992	55,364	-	68,838

Cash and cash equivalents as of the end of year	$7	$12,284	$122	$77,425	$-	$89,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2009:
Revenues	$634,004	$987,842	$1,251,247	$982,778	$3,855,871
Operating income	55,434	84,076	87,190	46,616	273,316
Net income	39,355	83,735	64,440	37,345	224,875
Net income per unit applicable to limited partners	0.58	1.38	1.03	0.50	3.47
Cash distributions per unit applicable to limited partners	1.0575	1.0575	1.0650	1.0650	4.245

2008:
Revenues	$592,774	$1,377,580	$1,825,226	$1,033,190	$4,828,770
Operating income	65,186	40,362	175,478	29,047	310,073
Net income	55,869	14,090	151,277	32,782	254,018
Net income per unit applicable to limited partners (a)	1.01	0.15	2.60	0.46	4.22
Cash distributions per unit applicable to limited partners	0.985	0.985	1.0575	1.0575	4.085

(a)	In 2008, the FASB provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships, which was effective January 1, 2009. As a result, net income per unit applicable to limited partners for the fourth quarter 2008 changed from $0.47 previously reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2009.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP HOLDINGS, LLC

Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2010 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2010 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2010 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2010 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2010 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2009, 2008 and 2007” and “Audit Committee Pre-Approval Policy.”

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

NUSTAR GP HOLDINGS, LLC:

Management’s Report on Internal Control over Financial Reporting

Report of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

NUSTAR ENERGY L.P.

Reports of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Filed as part of this Form 10-K are the following:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.01	Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.03	Second Amended and Restated Limited Liability Company Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 3.01

3.04	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 3.03

4.01	Amended and Restated Certificate of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.02	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.04	First Amendment to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

4.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.06	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.4

4.07	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.5

4.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.09	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.10	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.11	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.12	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.8

4.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.14	Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.15	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-K for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.17	First Amended and Restated LLC Agreement of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.19	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.20	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.21	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

4.22	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; NuStar Energy L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.23	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.23

4.24	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.25	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.26	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.27	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.28	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.29	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; NuStar Energy L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.30	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.30

4.31	Specimen certificate representing units of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s amendment to the registration statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.32	Rights Agreement between NuStar GP Holdings, LLC and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 4.01

4.33	Amendment No. 1, dated February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

10.01	Amended and Restated Revolving Credit Agreement among NuStar GP Holdings, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Suntrust Bank, as Syndication Agent, dated as of July 17, 2009	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 23, 2009 (File No. 001-32940), Exhibit 10.01

10.02	5-Year Revolving Credit Agreement dated as of December 10, 2007 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC and Mizuho Corporate Bank Ltd., as Co-Documentation Agents	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16417), Exhibit 10.01

+10.03	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.04	Form of Unit Option Agreement under the Amended and Restated 2003 Employee Unit Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16417), Exhibit 10.11

+10.05	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.06	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.07	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.08	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.09	Form of Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

+10.10	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.11	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 1010 (File No. 001-16417), Exhibit 10.03

+10.12	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	*

+10.13	NuStar GP, LLC Short-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.14	NuStar GP, LLC Intermediate-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

+10.15	NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.01

+10.16	Form of Non-employee Director Restricted Unit Agreement under NuStar GP Holdings, LLC Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.17	Form of Unit Option Award Agreement under NuStar GP Holdings, LLC’s Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.18	NuStar GP, LLC Excess Pension Plan, amended and restated effective January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.15

+10.19	NuStar GP, LLC Excess Thrift Plan, amended and restated effective January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

+10.20	NuStar GP, LLC Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.17

+10.21	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.22	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.23	Change of Control Severance Agreement by and among NuStar Energy L.P., NuStar GP, LLC and Curtis V. Anastasio, dated November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.24	Form of Change of Control Severance Agreement by and among NuStar Energy L.P., NuStar GP, LLC and each of the executive officers of NuStar GP, LLC, all dated November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, (File No. 001-16417), Exhibit 10.06

10.25	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., NuStar Energy L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.26	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and NuStar GP Holdings, LLC, dated effective as of June 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.27	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.28	Non-Compete Agreement between NuStar GP Holdings, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P. and NuStar GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 27, 2006 (File No. 001-32940), Exhibit 10.03

10.29	Employee Benefit Transition Agreement between Valero Energy Corporation, NuStar GP Holdings, LLC and NuStar GP, LLC, effective as of July 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32940), Exhibit 10.02

10.30	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, NuStar GP Holdings, LLC and NuStar GP, LLC, effective December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

10.31	Unit Purchase Agreement by and between Diamond Shamrock Refining and Marketing Company and William E. Greehey, dated effective as of December 5, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed December 5, 2006 (File No. 333-138810), Exhibit 10.52

10.32	NuStar Energy L.P. Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.33	Form of Unit Option Agreement under the NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

10.34	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.38

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 26, 2010	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

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
February 26, 2010

By:	/s/ Steven A. Blank

Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
February 26, 2010

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Vice President and Controller
February 26, 2010

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 26, 2010
(William E. Greehey)

/s/ Curtis V. Anastasio	President, Chief Executive	February 26, 2010
(Curtis V. Anastasio)	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Senior Vice President,	February 26, 2010
(Steven A. Blank)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Vice President and Controller	February 26, 2010
(Thomas R. Shoaf)	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 26, 2010
(William B. Burnett)

/s/ James F. Clingman	Director	February 26, 2010
(James F. Clingman)

/s/ Stan L. McLelland	Director	February 26, 2010
(Stan L. McLelland)