Form 10-Q
period 2010-03-31
NuStar GP Holdings, LLC
filed 2010-05-06
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of units outstanding as of May 1, 2010 was 42,547,294.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$486	$371
Receivable from NuStar Energy L.P.	20,595	10,639
Income tax receivable	6,993	5,798
Other receivables	818	795
Prepaid expenses	310	353
Deferred income tax assets, net	55	1,198

Total current assets	29,257	19,154

Investment in NuStar Energy L.P.	547,326	559,519
Long-term receivable from NuStar Energy L.P.	8,330	7,663
Deferred income tax assets, net	7,051	6,923

Total assets	$591,964	$593,259

Liabilities and Members’ Equity

Current liabilities:
Short-term debt	$14,300	$14,300
Accounts payable	621	351
Accrued compensation expense	20,401	14,593
Accrued liabilities	585	829
Taxes other than income tax	285	848

Total current liabilities	36,192	30,921

Employee benefit plan liabilities	27,457	24,130
Commitments and contingencies (Note 9)

Members’ equity	535,317	545,200
Accumulated other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	1,292	1,455
Pension adjustments, net of tax	(8,294)	(8,447)

Total accumulated other comprehensive loss	(7,002)	(6,992)

Total members’ equity	528,315	538,208

Total liabilities and members’ equity	$591,964	$593,259

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2010	2009
Equity in earnings of NuStar Energy L.P.	$9,301	$12,833

General and administrative expenses	(793)	(757)
Other income (expense), net	125	(24)
Interest expense, net	(318)	(27)

Income before income tax benefit (expense)	8,315	12,025
Income tax benefit (expense)	178	(17)

Net income	$8,493	$12,008

Basic and diluted net income per unit	$0.20	$0.28

Weighted average number of basic and diluted units outstanding	42,514,494	42,503,784

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$8,493	$12,008
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(9,301)	(12,833)
Distributions of equity in earnings from NuStar Energy L.P.	9,301	12,833
Provision (benefit) for deferred income tax	1,015	(985)
Increase in employee benefit plan liabilities	3,327	2,346
Changes in current assets and liabilities (Note 7)	(5,589)	674
Other, net	(792)	68

Net cash provided by operating activities	6,454	14,111

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	10,884	6,244
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	1,271	348

Net cash provided by investing activities	12,155	6,592

Cash Flows from Financing Activities:
Distributions to unitholders	(18,494)	(18,277)

Net cash used in financing activities	(18,494)	(18,277)

Net increase in cash and cash equivalents	115	2,426
Cash and cash equivalents at the beginning of the period	371	1,791

Cash and cash equivalents at the end of the period	$486	$4,217

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2010, we owned approximately 18.7% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,238,117 common units of NuStar Energy representing a 16.7% limited partner interest.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three months ended March 31, 2010 and 2009 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, and they did not have a material impact on our disclosures.

Variable Interest Entities

In June 2009, the FASB amended certain requirements related to variable interest entities (VIEs), including the requirements for determining whether an entity is a VIE or the primary beneficiary of a VIE. In addition, the amended requirements include additional disclosures about an entity’s involvement with a VIE. We adopted the amended requirements on January 1, 2010 without any effect to our financial position or results of operations.

3. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	March 31, 2010	December 31, 2009
	(Unaudited)
Balance Sheet Information:
Current assets	$805,034	$734,719
Property, plant and equipment, net	3,040,258	3,028,196
Goodwill	807,742	807,742
Other long-term assets, net	205,212	204,016

Total assets	$4,858,246	$4,774,673

Current liabilities	$407,732	$338,754
Long-term debt, less current portion	1,897,337	1,828,993
Other long-term liabilities	122,847	121,958

Total liabilities	2,427,916	2,289,705

Partners’ equity	2,430,330	2,484,968

Total liabilities and partners’ equity	$4,858,246	$4,774,673

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$945,529	$634,004
Operating income	39,773	55,434
Net income	19,703	39,355

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	March 31, 2010	December 31, 2009
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,430,330	$2,484,968
NuStar GP Holdings’ ownership interest in NuStar Energy	18.7%	18.7%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	454,472	464,689
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	92,854	94,830

Investment in NuStar Energy	$547,326	$559,519

4. RELATED PARTY TRANSACTIONS

We had a receivable from NuStar Energy of $20.6 million and $10.6 million, as of March 31, 2010 and December 31, 2009, respectively, relating to payroll, employee-related benefit plan expenses and unit-based compensation. We also had a long-term receivable of $8.3 million and $7.7 million from NuStar Energy as of March 31, 2010 and December 31, 2009, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Expenses for payroll, employee-related benefit plans and unit-based compensation	$50,978	$45,547
Other	104	81

Total related party transactions charged to NuStar Energy	$51,082	$45,628

GP Services Agreement

NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

Beginning with the 2009 fiscal year and for each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense, subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense we incurred were $0.4 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,467	$1,318
General partner incentive distribution	7,799	6,929

Total general partner distribution	9,266	8,247
Limited partner distribution	10,905	10,830

Total distributions to NuStar GP Holdings	20,171	19,077
Public unitholders’ distributions	53,221	46,761

Total cash distributions	$73,392	$65,838

Cash distributions per unit applicable to limited partners	$1.0650	$1.0575

In January 2010, NuStar Energy declared a quarterly cash distribution of $1.065 which was paid on February 12, 2010 to unitholders of record on February 5, 2010. This distribution related to the fourth quarter of 2009 and totaled $73.4 million. In April 2010, NuStar Energy declared a quarterly cash distribution of $1.065 per unit related to the first quarter of 2010. This distribution will be paid on May 14, 2010 to unitholders of record on May 7, 2010 and will total $73.4 million.

6. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

The following liabilities are measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$11,565	$—	$—	$11,565
NuStar Energy unit options	—	6,765	—	6,765

Total	$11,565	$6,765	$—	$18,330

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$8,689	$—	$—	$8,689
NuStar Energy unit options	—	5,418	—	5,418

Total	$8,689	$5,418	$—	$14,107

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit option grants is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

March 31, 2010
Expected life in years	6.2
Expected volatility	48.6%
Expected distribution yield	7.1%
Risk-free interest rate	0.9%

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(9,685)	$(2,022)
Income tax receivable	(1,195)	722
Other receivables	(23)	(1)
Prepaid expenses	43	33
Increase (decrease) in current liabilities:
Accounts payable	270	60
Income tax payable	—	246
Accrued compensation expense	5,808	2,294
Accrued liabilities	(244)	(219)
Taxes other than income tax	(563)	(439)

Changes in current assets and liabilities	$(5,589)	$674

Cash flows related to interest and income tax were as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Cash paid for interest	$222	$29
Cash paid for income tax	$2	$33

8. CREDIT FACILITY

Our revolving credit facility matures on July 16, 2010 and has a borrowing capacity of up to $19.5 million, of which, up to $10 million may be available for letters of credit (Credit Facility). As of March 31, 2010, we had outstanding borrowings of $14.3 million and availability of $5.2 million for borrowings or letters of credit under the Credit Facility. Our Credit Facility bears interest at an alternative base rate plus 3.5% or a LIBOR-based rate plus 4.5%, which was 4.8% as of March 31, 2010. The fair value of our Credit Facility approximates its carrying amount.

The terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions, which was 4.5x as of March 31, 2010. We are also required to receive cash distributions of at least $25.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of March 31, 2010.

We are in discussions with the lenders to renew or replace our Credit Facility.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in NuStar Energy’s estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. NuStar Energy cannot currently estimate when or if a settlement will be finalized.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres seeks to compel the Defendants to arbitrate a breach of contract claim in which Eres values its damages at approximately $78.1 million. CITGO and CARCO also contend that the NuStar Entities assumed the Eres contract, and have demanded that the NuStar Entities defend and indemnify them against Eres’ claims. Eres’ motion to compel arbitration and CITGO and CARCO’s indemnity claims are currently pending in the U.S. District Court for the Southern District of Texas. NuStar Energy intends to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised NuStar Energy that the Environmental Protection Agency has requested that the DOJ initiate a lawsuit against NuStar Pipeline Operating Partnership L.P. (NuPOP) for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy cooperated fully with the DOJ’s investigation, and all required Facility Response Plans are now in place. On March 18, 2010, the DOJ filed a consent decree in the U.S. District Court for the District of Nebraska. Pursuant to the terms of the consent decree, NuStar Energy agreed to pay a penalty of $450,000 and implement a supplemental environmental project to install and operate tank monitoring and alarm systems at several of its facilities. The consent decree was entered by the court in late April 2010. NuStar Energy’s payment is due in late May 2010.

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

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2009	$538,208
Net income	8,493
Distributions to unitholders	(18,494)
Share of NuStar Energy’s other comprehensive loss	(163)
Unit-based compensation	118
Other	153

Balance as of March 31, 2010	$528,315

Comprehensive Income

Our comprehensive income was as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Net income	$8,493	$12,008
Share of NuStar Energy’s other comprehensive loss	(163)	(1,222)
Other	153	28

Comprehensive income	$8,483	$10,814

Net Income Per Unit

We include restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method.

The computation of diluted net income per unit for the three months ended March 31, 2010 and 2009 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the market price and their effect would be anti-dilutive.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions

The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.45	$0.43
Total cash distributions	$19,132	$18,277

In January 2010, our board of directors declared a quarterly cash distribution of $0.435 per unit related to the fourth quarter of 2009. This distribution was paid on February 17, 2010 to unitholders of record on February 5, 2010 and totaled $18.5 million. In April 2010, our board of directors declared a quarterly cash distribution of $0.450 per unit related to the first quarter of 2010. This distribution will be paid on May 19, 2010 to unitholders of record on May 7, 2010, and totals $19.1 million.

11. EMPLOYEE BENEFIT PLANS AND UNIT-BASED COMPENSATION

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2010	2009	2010	2009
	(Thousands of Dollars)
For the three months ended March 31:
Components of net periodic benefit cost:
Service cost	$2,846	$2,039	$226	$167
Interest cost	558	336	208	175
Expected return on assets	(579)	(400)	—	—
Amortization of net loss	132	28	21	—

Net periodic benefit cost	$2,957	$2,003	$455	$342

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2009, Part I “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of March 31, 2010, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,238,117 common units of NuStar Energy representing a 16.7% limited partner interest.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2010	2009	Change
Equity in earnings of NuStar Energy	$9,301	$12,833	$(3,532)

General and administrative expenses	(793)	(757)	(36)
Other income (expense), net	125	(24)	149
Interest expense, net	(318)	(27)	(291)

Income before income tax benefit (expense)	8,315	12,025	(3,710)
Income tax benefit (expense)	178	(17)	195

Net income	$8,493	$12,008	$(3,515)

Basic and diluted net income per unit	$0.20	$0.28	$(0.08)

Weighted average number of basic and diluted units outstanding	42,514,494	42,503,784	10,710

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended March 31,
	2010	2009	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$945,529	$634,004	$311,525
Cost of product sales	719,221	416,795	302,426
Operating expenses	121,337	103,322	18,015
Depreciation and amortization expense	36,459	34,863	1,596

Segment operating income	68,512	79,024	(10,512)
General and administrative expenses	27,269	22,464	4,805
Other depreciation and amortization expense	1,470	1,126	344

Operating income	$39,773	$55,434	$(15,661)

Net income	$19,703	$39,355	$(19,652)
Net income per unit applicable to limited partners	$0.19	$0.58	$(0.39)
Cash distributions per unit applicable to limited partners	$1.0650	$1.0575	$0.0075

NuStar Energy’s net income for the three months ended March 31, 2010 decreased $19.7 million compared to the three months ended March 31, 2009, primarily due to decreases in segment operating income and other income, as well as an increase in general and administrative expenses.

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2010	2009	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$238	$649	$(411)
General partner incentive distribution	7,799	6,929	870

General partner’s interest in earnings and incentive distributions of NuStar Energy	8,037	7,578	459
Limited partner interest in earnings of NuStar Energy	1,985	5,976	(3,991)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—

Equity in earnings of NuStar Energy	$9,301	$12,833	$(3,532)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to a decrease in NuStar Energy’s net income.

NuStar Energy’s per unit distributions for the three months ended March 31, 2010, increased compared to the three months ended March 31, 2009, to $1.0650 from $1.0575. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

OUTLOOK

Overall, NuStar Energy expects its results for 2010 to improve compared to 2009, mainly in its storage and asphalt and fuels marketing segments. However, NuStar Energy’s outlook could change depending on the pace of the economic recovery, changes to refinery maintenance schedules, the demand for asphalt, or other factors that affect overall demand for the products it stores, transports and sells.

NuStar Energy’s Transportation Segment

NuStar Energy expects its transportation segment results for 2010 to be comparable to or slightly lower than 2009. NuStar Energy forecasts that throughputs for 2010 will increase slightly over 2009, barring any major unplanned turnaround activity and excluding the effect of the sale of its pipelines in 2009. The tariffs on NuStar Energy’s pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, will likely decline slightly in July, when the annual adjustment takes effect. Even taking the tariff rate decline into account, NuStar Energy’s overall tariff rate for 2010 should be slightly higher than 2009. If NuStar Energy’s throughputs increase or if the cost of natural gas increases, NuStar Energy would expect its power expenses to increase in 2010 compared to 2009.

NuStar Energy’s Storage Segment

For 2010, NuStar Energy expects its earnings for the storage segment to increase compared to 2009. NuStar Energy expects to benefit from a full year’s contribution of terminal expansion projects completed in 2009 and from new internal growth projects, a portion of which should be completed in 2010. In addition, NuStar Energy expects to benefit from higher renewal rates.

NuStar Energy’s Asphalt and Fuels Marketing Segment

NuStar Energy expects the asphalt and fuels marketing segment results to increase in 2010 compared to 2009 in anticipation of a higher margin per barrel and increased sales volumes in its asphalt operations. In addition, NuStar Energy expects an improving economy to boost sales in its fuels marketing operations.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.0650	$1.0575
Total cash distributions by NuStar Energy to all partners	$73,392	$65,838

Cash distributions we received from NuStar Energy:
Distributions on our general partner interest	$1,467	$1,318
Distributions on our IDR	7,799	6,929
Distributions on our limited partnership interests	10,905	10,830

Total cash distributions to us	$20,171	$19,077

Distributions to us as a percentage of total cash distributions	27.5%	29.0%

Cash Flows for the Three Months Ended March 31, 2010 and 2009

Cash distributions received from NuStar Energy for the three months ended March 31, 2010 were $20.2 million compared to $19.1 million for the three months ended March 31, 2009. The cash distributions we received were used principally to fund distributions to our unitholders totaling $18.5 million for the three months ended March 31, 2010, compared to $18.3 million for the three months ended March 31, 2009.

Credit Facility

Our revolving credit facility matures on July 16, 2010 and has a borrowing capacity of up to $19.5 million, of which, up to $10 million may be available for letters of credit (Credit Facility). As of March 31, 2010, we had outstanding borrowings of $14.3 million and availability of $5.2 million for borrowings or letters of credit under the Credit Facility. Our Credit Facility bears interest at an alternative base rate plus 3.5% or a LIBOR-based rate plus 4.5%, which was 4.8% as of March 31, 2010. The fair value of our Credit Facility approximates its carrying amount.

The terms of the Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions, which was 4.5x as of March 31, 2010. We are also required to receive cash distributions of at least $25.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of March 31, 2010.

We are in discussions with the lenders to renew or replace our Credit Facility.

Cash Distributions to Unitholders

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.45	$0.43
Total cash distributions	$19,132	$18,277

Related Party Transactions

NuStar Energy reimburses us for its share of costs incurred by us related to employee-related benefit plans and unit-based compensation. Please refer to Note 4 of Condensed Notes to Consolidated Financial Statements for total related party transactions charged to and amounts due from NuStar Energy related to these and other transactions, and a description of agreements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2009.

Department of Justice Matter. In February 2008, the U.S. Department of Justice (DOJ) advised NuStar Energy that the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuStar Pipeline Operating Partnership L.P. (NuPOP) for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy cooperated fully with the DOJ’s investigation, and all required Facility Response Plans are now in place. On March 18, 2010, the DOJ filed a consent decree in the U.S. District Court for the District of Nebraska. Pursuant to the terms of the consent decree, NuStar Energy agreed to pay a penalty of $450,000 and implement a supplemental environmental project to install and operate tank monitoring and alarm systems at several of its facilities. The consent decree was entered by the court in late April 2010. NuStar Energy’s payment is due in late May 2010.

Illinois EPA Matter. In September 2008, the Illinois State Attorney General’s Office proposed penalties totaling $240,000 related to contamination at a storage terminal in Chillicothe, Illinois that NuStar Energy previously owned through a joint venture with Center Oil Company until NuStar Energy sold its interest in October 2006. On March 9, 2010, a consent order was entered in the Circuit Court for the 10th Judicial Circuit Peoria County, Illinois. Pursuant to the terms of the consent order, NuStar Energy agreed to pay a penalty of $133,000 and continue with ongoing remediation efforts. This penalty was paid on March 24, 2010.

EPA Investigation - Baltimore, Maryland facility. In September 2009, an administrative complaint was filed by the EPA in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleges that certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations include failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleges that NTOP and NTS violated certain provisions of the Code of Maryland Regulations, which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). The total civil penalty sought by the EPA is $199,400. NuStar Energy is currently in settlement negotiations with the EPA regarding this matter.

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
May 6, 2010

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 6, 2010

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 6, 2010