Form 10-Q/A
period 2010-03-31
NuStar GP Holdings, LLC
filed 2010-07-13
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of units outstanding of the issuer’s classes of common units, as of the last practicable date: Not applicable

EXPLANATORY NOTE

NuStar GP Holdings, LLC (“NuStar GP Holdings”) is filing this Amendment No. 1 (“Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission on May 6, 2010 (the “Quarterly Report”). This Amendment includes paragraphs 1, 2, 4 and 5 of the certifications of the Chief Executive Officer and Chief Financial Officer of NuStar GP Holdings, originally filed as Exhibit 31.01. Our original filing omitted the reference to internal control over financial reporting in paragraph 4 and subparagraph 4(b) from the certifications of the Chief Executive Officer and Chief Financial Officer of NuStar GP Holdings in the Quarterly Report.

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report. Other than as set forth above, this Amendment does not modify or update disclosures in the Quarterly Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

ITEM 6.	EXHIBITS

Exhibit Number	Description

*31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuStar GP Holdings, LLC (Registrant)

By:	/S/ CURTIS V. ANASTASIO
Curtis V. Anastasio
President and Chief Executive Officer
July 13, 2010

By:	/S/ STEVEN A. BLANK
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
July 13, 2010

By:	/S/ THOMAS R. SHOAF
Thomas R. Shoaf
Vice President and Controller
July 13, 2010