Form 10-Q
period 2010-06-30
NuStar GP Holdings, LLC
filed 2010-08-05
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of units outstanding as of July 31, 2010 was 42,547,294.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,749	$371
Receivable from NuStar Energy L.P.	24,298	10,639
Income tax receivable	6,663	5,798
Other receivables	743	795
Prepaid expenses	102	353
Deferred income tax assets, net	0	1,198

Total current assets	33,555	19,154

Investment in NuStar Energy L.P.	561,692	559,519
Long-term receivable from NuStar Energy L.P.	8,975	7,663
Deferred income tax assets, net	8,195	6,923

Total assets	$612,417	$593,259

Liabilities and Members’ Equity

Current liabilities:
Short-term debt	$19,500	$14,300
Accounts payable	554	351
Accrued compensation expense	20,839	14,593
Accrued liabilities	606	829
Deferred income tax liabilities, net	582	0
Taxes other than income tax	518	848

Total current liabilities	42,599	30,921

Employee benefit plan liabilities	30,762	24,130
Commitments and contingencies (Note 9)

Members’ equity	547,193	545,200
Accumulated other comprehensive loss:
Share of NuStar Energy L.P.’s other comprehensive income	4	1,455
Pension adjustments, net of tax	(8,141)	(8,447)

Total accumulated other comprehensive loss	(8,137)	(6,992)

Total members’ equity	539,056	538,208

Total liabilities and members’ equity	$612,417	$593,259

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity in earnings of NuStar Energy L.P.	$23,810	$21,896	$33,111	$34,729

General and administrative expenses	(657)	(720)	(1,450)	(1,477)
Other income (expense), net	7,895	21	8,020	(3)
Interest expense, net	(339)	(22)	(657)	(49)

Income before income tax benefit	30,709	21,175	39,024	33,200
Income tax benefit	177	200	355	183

Net income	$30,886	$21,375	$39,379	$33,383

Basic and diluted net income per unit	$0.73	$0.50	$0.93	$0.78

Weighted average number of basic and diluted units outstanding	42,514,494	42,503,784	42,514,494	42,503,784

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$39,379	$33,383
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(33,111)	(34,729)
Distributions of equity in earnings from NuStar Energy L.P.	33,111	34,729
Gain related to issuance of NuStar Energy L.P. limited partner units	(7,767)	0
Provision (benefit) for deferred income tax	508	(2,742)
Increase in employee benefit plan liabilities	6,632	4,701
Changes in current assets and liabilities (Note 7)	(7,779)	6,450
Other, net	(1,565)	34

Net cash provided by operating activities	29,408	41,826

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	7,228	3,422
Investment in NuStar Energy L.P.	(5,080)	0
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	2,248	516

Net cash provided by investing activities	4,396	3,938

Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	5,200	0
Repayment of long-term debt	0	(6,500)
Distributions to unitholders	(37,626)	(36,554)

Net cash used in financing activities	(32,426)	(43,054)

Net increase in cash and cash equivalents	1,378	2,710
Cash and cash equivalents at the beginning of the period	371	1,791

Cash and cash equivalents at the end of the period	$1,749	$4,501

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2010, we owned approximately 17.5% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,220,779 common units of NuStar Energy representing a 15.5% limited partner interest.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and six months ended June 30, 2010 and 2009 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain previously reported amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, and they did not have a material impact on our disclosures. We do not expect the new requirements related to the Level 3 roll forward to have an impact on our disclosures.

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

3. INVESTMENT IN NUSTAR ENERGY

On May 19, 2010, NuStar Energy issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. NuStar Energy received proceeds of $240.3 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $5.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 18.7% at December 31, 2009 to 17.5% at June 30, 2010. This issuance resulted in a gain of $7.8 million, which is included in “Other income (expense), net” on our consolidated statements of income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	June 30, 2010	December 31, 2009
	(Unaudited)
Balance Sheet Information:
Current assets	$941,776	$734,719
Property, plant and equipment, net	3,089,143	3,028,196
Goodwill	812,172	807,742
Other long-term assets, net	207,575	204,016

Total assets	$5,050,666	$4,774,673

Current liabilities	$387,893	$338,754
Long-term debt, less current portion	1,845,506	1,828,993
Other long-term liabilities	122,359	121,958

Total liabilities	2,355,758	2,289,705

Partners’ equity	2,694,908	2,484,968

Total liabilities and partners’ equity	$5,050,666	$4,774,673

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,124,941	$987,842	$2,070,470	$1,621,846
Operating income	102,030	84,076	141,803	139,510
Net income	99,422	83,735	119,125	123,090

Other

Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	June 30, 2010	December 31, 2009
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,694,908	$2,484,968
NuStar GP Holdings’ ownership interest in NuStar Energy	17.5%	18.7%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	471,609	464,689
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	90,083	94,830

Investment in NuStar Energy	$561,692	$559,519

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

We had a receivable from NuStar Energy of $24.3 million and $10.6 million, as of June 30, 2010 and December 31, 2009, respectively, relating to payroll, employee-related benefit plan expenses and unit-based compensation. We also had a long-term receivable of $9.0 million and $7.7 million from NuStar Energy as of June 30, 2010 and December 31, 2009, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Expenses for payroll, employee-related benefit plans and unit-based compensation	$47,346	$47,094	$98,324	$92,641
Other	49	67	153	148

Total related party transactions charged to NuStar Energy	$47,395	$47,161	$98,477	$92,789

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

Beginning with the 2009 fiscal year and for each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense, subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 for the six months ended June 30, 2010 and 2009.

5. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,576	$1,318	$3,043	$2,636
General partner incentive distribution	8,369	6,929	16,168	13,858

Total general partner distribution	9,945	8,247	19,211	16,494
Limited partner distribution	10,867	10,827	21,772	21,657

Total distributions to NuStar GP Holdings	20,812	19,074	40,983	38,151
Public unitholders’ distributions	57,942	46,764	111,163	93,525

Total cash distributions	$78,754	$65,838	$152,146	$131,676

Cash distributions per unit applicable to limited partners	$1.0650	$1.0575	$2.1300	$2.1150

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2010, NuStar Energy declared a quarterly cash distribution of $1.065 per unit that was paid on May 14, 2010 to unitholders of record on May 7, 2010. This distribution related to the first quarter of 2010 and totaled $73.4 million. On August 2, 2010, NuStar Energy announced a quarterly cash distribution of $1.065 per unit related to the second quarter of 2010. This distribution will be paid on August 13, 2010 to unitholders of record on August 6, 2010 and will total $78.8 million.

6. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

The following liabilities are measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$12,874	$0	$0	$12,874
NuStar Energy unit options	0	5,373	0	5,373

Total	$12,874	$5,373	$0	$18,247

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$8,689	$0	$0	$8,689
NuStar Energy unit options	0	5,418	0	5,418

Total	$8,689	$5,418	$0	$14,107

The fair value of our accrued compensation expense for NuStar Energy restricted units is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit option grants is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

June 30, 2010
Expected life in years	6.2
Expected volatility	48.4%
Expected distribution yield	7.4%
Risk-free interest rate	0.6%

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Six Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(13,113)	$(1,251)
Income tax receivable	(865)	722
Other receivables	52	47
Prepaid expenses	251	107
Increase (decrease) in current liabilities:
Accounts payable	203	91
Income tax payable	0	102
Accrued compensation expense	6,246	7,231
Accrued liabilities	(223)	(179)
Taxes other than income tax	(330)	(420)

Changes in current assets and liabilities	$(7,779)	$6,450

Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Cash paid for interest	$476	$48
Cash paid for income tax	$2	$1,733

8. CREDIT FACILITY

On July 15, 2010, we entered into a 364-day revolving credit facility (2010 Credit Facility) that matures on July 14, 2011 with a borrowing capacity of up to $30.0 million, of which, up to $10 million may be available for letters of credit. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%. These interest rates are 1.75% lower than the rates that were in effect under our previous revolving credit facility, which matured on July 16, 2010 (2009 Credit Facility).

During the second quarter of 2010, we borrowed $5.2 million mainly to fund our $5.1 million contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in May 2010. As of June 30, 2010, we had outstanding borrowings of $19.5 million on our 2009 Credit Facility. Interest on the 2009 Credit Facility was 4.9% as of June 30, 2010, and its carrying amount approximated fair value. Our management believes that we are in compliance with the covenants, including the debt-to-EBITDA ratio, which was 4.5x as of June 30, 2010. On July 15, 2010, we borrowed $19.5 million on the 2010 Credit Facility to repay in full the balance on the 2009 Credit Facility.

The terms of the 2010 Credit Facility, which are similar to those under the 2009 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter.

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

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (KPP) and Kaneb Services LLC (KSL and collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. NuStar Energy acquired Kaneb on July 1, 2005. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the U.S. District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. NuStar Energy intends to vigorously defend against Eres’ claims in arbitration.

Department of Justice Matter. In February 2008, the DOJ advised NuStar Energy that the Environmental Protection Agency has requested that the DOJ initiate a lawsuit against NuStar Pipeline Operating Partnership L.P. (NuPOP) for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations,

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. NuStar Energy cooperated fully with the DOJ’s investigation, and all required Facility Response Plans are now in place. On March 18, 2010, the DOJ filed a consent decree in the U.S. District Court for the District of Nebraska. Pursuant to the terms of the consent decree, NuStar Energy agreed to pay a penalty of $450,000 and implement a supplemental environmental project to install and operate tank monitoring and alarm systems at several of its facilities. The consent decree was entered by the court in late April 2010. NuStar Energy’s payment was made in late May 2010.

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

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2009	$538,208
Net income	39,379
Distributions to unitholders	(37,626)
Share of NuStar Energy’s other comprehensive loss	(1,451)
Unit-based compensation	240
Other	306

Balance as of June 30, 2010	$539,056

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Net income	$30,886	$21,375	$39,379	$33,383
Share of NuStar Energy’s other comprehensive (loss) income	(1,288)	3,476	(1,451)	2,254
Other	153	28	306	56

Comprehensive income	$29,751	$24,879	$38,234	$35,693

Net Income Per Unit

We include restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method.

The computation of diluted net income per unit for the three and six months ended June 30, 2010 and 2009 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the market price and their effect would be anti-dilutive.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions

The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.46	$0.43	$0.91	$0.86
Total cash distributions	$19,556	$18,277	$38,688	$36,554

In April 2010, our board of directors declared a quarterly cash distribution of $0.45 per unit related to the first quarter of 2010. This distribution was paid on May 19, 2010 to unitholders of record on May 7, 2010 and totaled $19.1 million. On August 2, 2010, we announced a quarterly cash distribution of $0.46 per unit related to the second quarter of 2010. This distribution will be paid on August 18, 2010 to unitholders of record on August 6, 2010 and will total $19.6 million.

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2010	2009	2010	2009
	(Thousands of Dollars)
For the three months ended June 30:
Components of net periodic benefit cost:
Service cost	$2,846	$2,039	$226	$167
Interest cost	558	336	208	175
Expected return on assets	(579)	(400)	0	0
Amortization of net loss	132	28	21	0

Net periodic benefit cost	$2,957	$2,003	$455	$342

For the six months ended June 30:
Components of net periodic benefit cost:
Service cost	$5,692	$4,078	$452	$334
Interest cost	1,116	672	416	350
Expected return on assets	(1,158)	(800)	0	0
Amortization of net loss	264	56	42	0

Net periodic benefit cost	$5,914	$4,006	$910	$684

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2009, Part I “Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of June 30, 2010, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,220,779 common units of NuStar Energy representing a 15.5% limited partner interest.

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

RECENT DEVELOPMENTS

In May 2010, NuStar Energy issued 4,400,000 common units at a price of $56.55 per unit. NuStar Energy received proceeds of $240.3 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $5.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 18.7% at December 31, 2009 to 17.5% at June 30, 2010.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,
	2010	2009	Change
Equity in earnings of NuStar Energy	$23,810	$21,896	$1,914

General and administrative expenses	(657)	(720)	63
Other income, net	7,895	21	7,874
Interest expense, net	(339)	(22)	(317)

Income before income tax benefit	30,709	21,175	9,534
Income tax benefit	177	200	(23)

Net income	$30,886	$21,375	$9,511

Basic and diluted net income per unit	$0.73	$0.50	$0.23

Weighted average number of basic and diluted units outstanding	42,514,494	42,503,784	10,710

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended June 30,
	2010	2009	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,124,941	$987,842	$137,099
Cost of product sales	842,588	731,861	110,727
Operating expenses	119,943	110,505	9,438
Depreciation and amortization expense	36,744	34,466	2,278

Segment operating income	125,666	111,010	14,656
General and administrative expenses	22,195	25,852	(3,657)
Other depreciation and amortization expense	1,441	1,082	359

Operating income	$102,030	$84,076	$17,954

Net income	$99,422	$83,735	$15,687
Net income per unit applicable to limited partners	$1.43	$1.38	$0.05
Cash distributions per unit applicable to limited partners	$1.0650	$1.0575	$0.0075

NuStar Energy’s net income increased $15.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to an increase in segment operating income, partially offset by a decrease in other income. NuStar Energy’s segment operating income increased $14.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due to increased operating income from all of its segments, especially its transportation and asphalt and fuels marketing segments.

Equity in earnings of NuStar Energy

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,		Change
	2010	2009
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,821	$1,536	$285
General partner incentive distribution	8,369	6,929	1,440

General partner’s interest in earnings and incentive distributions of NuStar Energy	10,190	8,465	1,725
Limited partner interest in earnings of NuStar Energy	14,341	14,152	189
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	0

Equity in earnings of NuStar Energy	$23,810	$21,896	$1,914

Our equity in earnings related to our general partner interest in NuStar Energy increased for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due to an increase in NuStar Energy’s net income.

NuStar Energy’s per unit distributions for the three months ended June 30, 2010 also increased, compared to the three months ended June 30, 2009, from $1.0575 to $1.0650. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009 and the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR also increased for that period.

Our equity in earnings related to our limited partner interest in NuStar Energy increased for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due to an increase in NuStar Energy’s net income per unit.

Other income, net

Other income, net increased for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 due to NuStar Energy’s issuance of 4,400,000 common units in May 2010. This issuance resulted in a gain of $7.8 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2010	2009	Change
Equity in earnings of NuStar Energy	$33,111	$34,729	$(1,618)

General and administrative expenses	(1,450)	(1,477)	27
Other income (expense), net	8,020	(3)	8,023
Interest expense, net	(657)	(49)	(608)

Income before income tax benefit	39,024	33,200	5,824
Income tax benefit	355	183	172

Net income	$39,379	$33,383	$5,996

Basic and diluted net income per unit	$0.93	$0.78	$0.15

Weighted average number of basic and diluted units outstanding	42,514,494	42,503,784	10,710

The following table summarizes NuStar Energy’s results of operations:

	Six Months Ended June 30,
	2010	2009	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$2,070,470	$1,621,846	$448,624
Cost of product sales	1,561,809	1,148,656	413,153
Operating expenses	241,280	213,827	27,453
Depreciation and amortization expense	73,203	69,329	3,874

Segment operating income	194,178	190,034	4,144
General and administrative expenses	49,464	48,316	1,148
Other depreciation and amortization expense	2,911	2,208	703

Operating income	$141,803	$139,510	$2,293

Net income	$119,125	$123,090	$(3,965)
Net income per unit applicable to limited partners	$1.64	$1.96	$(0.32)
Cash distributions per unit applicable to limited partners	$2.130	$2.115	$0.015

NuStar Energy’s net income decreased $4.0 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to a decrease in other income, partially offset by an increase in segment operating income. NuStar Energy’s segment operating income increased $4.1 million during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, mainly due to increased operating income from its transportation segment and asphalt and fuels marketing segment.

Equity in earnings of NuStar Energy

The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2010	2009	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,059	$2,185	$(126)
General partner incentive distribution	16,168	13,858	2,310

General partner’s interest in earnings and incentive distributions of NuStar Energy	18,227	16,043	2,184
Limited partner interest in earnings of NuStar Energy	16,326	20,128	(3,802)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	0

Equity in earnings of NuStar Energy	$33,111	$34,729	$(1,618)

NuStar Energy’s per unit distributions for the six months ended June 30, 2010 increased, compared to the six months ended June 30, 2009, from $2.115 to $2.130. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009 and the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for that period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due to a decrease in NuStar Energy’s net income per unit.

Other income (expense), net

Other income (expense), net increased for the six months ended June 30, 2010, compared to the six months ended June 30, 2009 due to NuStar Energy’s issuance of 4,400,000 common units in May 2010. This issuance resulted in a gain of $7.8 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

OUTLOOK

Overall, NuStar Energy expects its net income for 2010 to be comparable to 2009. NuStar Energy’s outlook could change depending on the pace of the economic recovery, or other factors that affect overall demand for the products it stores, transports and sells.

NuStar Energy’s Transportation Segment

Excluding the effect of pipeline sales that occurred in 2009, NuStar Energy expects throughputs for the full year and the last half of 2010 to increase slightly over the same periods in 2009 primarily due to higher refinery utilization rates. The tariffs on NuStar Energy’s pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, were reduced by 1.3 percent effective July 1, 2010, which is expected to result in lower revenue per barrel in the last half of 2010 compared to the same period in 2009. NuStar Energy’s tariff rate for the full year 2010 will be slightly higher than 2009 due to the 7.6 percent increase in tariff rates effective July 1, 2009. These higher revenues are expected to be offset by higher operating expenses. NuStar Energy expects its transportation segment to produce full year 2010 segment results that are to be comparable to 2009.

NuStar Energy’s Storage Segment

For the remainder of 2010, NuStar Energy expects its earnings for the storage segment to increase compared to the same period in 2009. The remainder of 2010 should benefit from higher renewal rates and incremental earnings from terminal acquisitions. Also, this segment should realize higher earnings from capital projects that were completed during 2009 as well as certain capital projects expected to be completed late in 2010. As a result, NuStar Energy expects the storage segment results for the full year 2010 to exceed 2009.

NuStar Energy’s Asphalt and Fuels Marketing Segment

NuStar Energy expects the asphalt and fuels marketing segment results to increase slightly for the full year and the remainder of 2010 compared to the same periods in 2009 due mainly to the fuels marketing operations. NuStar Energy’s fuels marketing operations should benefit from improved results from sales of bunker fuel and fuel oil as well as refined product trading. However, NuStar Energy expects the results from its asphalt operations to decline compared to last year. Soft demand, particularly in the private sector construction markets, is constraining asphalt prices. As a result, asphalt prices are struggling to keep up with rising crude costs, which puts downward pressure on margins.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including all of the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.0650	$1.0575	$2.1300	$2.1150
Total cash distributions by NuStar Energy to all partners	$78,754	$65,838	$152,146	$131,676

Cash distributions we received from NuStar Energy:
General partner interest	$1,576	$1,318	$3,043	$2,636
General partner incentive distribution	8,369	6,929	16,168	13,858
Limited partner interest – common units	10,867	10,827	21,772	21,657

Total cash distributions to us	$20,812	$19,074	$40,983	$38,151

Distributions to us as a percentage of total cash distributions	26.4%	29.0%	26.9%	29.0%

Cash Flows for the Six Months Ended June 30, 2010 and 2009

Cash distributions received from NuStar Energy were $40.3 million for the six months ended June 30, 2010, which we used principally to fund distributions to our unitholders totaling $37.6 million. We borrowed $5.2 million for the six months ended June 30, 2010 to fund our $5.1 million contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in May 2010. This issuance resulted in a gain of $7.8 million, which is included on the statement of cash flows as an adjustment to reconcile net income to net cash provided by operating activities.

Cash distributions received from NuStar Energy were $38.2 million for the six months ended June 30, 2009, which we used principally to fund distributions to our unitholders totaling $36.6 million. We paid off $6.5 million of long-term debt during the six months ended June 30, 2009 from available cash on hand, due to the impending maturity of our three-year revolving credit facility.

Credit Facility

On July 15, 2010, we entered into a 364-day revolving credit facility (2010 Credit Facility) that matures on July 14, 2011 with a borrowing capacity of up to $30.0 million, of which, up to $10 million may be available for letters of credit. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%. These interest rates are 1.75% lower than the rates that were in effect under our previous revolving credit facility, which matured on July 16, 2010 (2009 Credit Facility).

During the second quarter of 2010, we borrowed $5.2 million mainly to fund our $5.1 million contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in May 2010. As of June 30, 2010, we had outstanding borrowings of $19.5 million on our 2009 Credit Facility. Interest on the 2009 Credit Facility was 4.9% as of June 30, 2010, and its carrying amount approximated fair value. Our management believes that we are in compliance with the covenants, including the debt-to-EBITDA ratio, which was 4.5x as of June 30, 2010. On July 15, 2010, we borrowed $19.5 million on the 2010 Credit Facility to repay in full the balance on the 2009 Credit Facility.

The terms of the 2010 Credit Facility, which are similar to those under the 2009 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter.

Investment in NuStar Energy

In May 2010, NuStar Energy issued 4,400,000 common units representing limited partner interests at a price of $56.55 resulting in net proceeds of $240.3 million. In order to maintain our 2% general partner interest, we contributed $5.1 million to NuStar Energy related to this issuance.

Cash Distributions to Unitholders

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.46	$0.43	$0.91	$0.86
Total cash distributions	$19,556	$18,277	$38,688	$36,554

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2009, as well as our subsequent quarterly reports on Form 10-Q.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the U.S. District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. NuStar Energy intends to vigorously defend against Eres’ claims in arbitration.

EPA Investigation - Baltimore, Maryland facility. In September 2009, an administrative complaint was filed by the U.S. Environmental Protection Agency (the EPA) in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleged that certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations included failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleged that NTOP and NTS violated certain provisions of the Code of Maryland Regulations, which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). On June 16, 2010, a consent agreement was entered into by and between the EPA, NTOP, and NTS, pursuant to which NuStar Energy agreed to pay a penalty of $90,000. A final order approving the consent agreement was entered by the EPA on June 16, 2010 and the payment was made in July 2010.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to the Following Document

2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Certificate of Formation of UDS Logistics, LLC, dated June 5, 2000	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC, dated January 19, 2006	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.04	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed July 25, 2006 (File No. 001-32940), Exhibit 3.01

4.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.04	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 11, 2004	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

4.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.06	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 10, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.07	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.09	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.10	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

4.11	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.12	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.14	Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.15	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.17	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.19	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.20	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.21	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated as of July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 4.1

4.22	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company , N.A.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

4.23	Fourth Supplemental Indenture, dated as of April 4, 2008, to Indenture dated July 15, 2002, among NuStar Logistics L.P., as issuer, NuStar Energy L.P., as guarantor, NuStar Pipeline Operating Partnership L.P., as affiliate guarantor, and Wells Fargo Bank, National Association, as successor trustee	NuStar Energy L.P.’s Current Report on Form 8-K filed April 4, 2008 (File No. 001-16417), Exhibit 4.2

4.24	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.23

4.25	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.26	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.27	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.28	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.29	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.30	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.31	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.30

4.32	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

10.01	364-Day Revolving Credit Agreement dated as of July 15, 2010 among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and the Lenders party thereto	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 19, 2010 (File No. 001-32940), Exhibit 10.01

*Exhibit 31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*Exhibit 31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

*Exhibit 32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*Exhibit 32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**Exhibit 101	The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Submitted electronically herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
August 5, 2010

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 5, 2010

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 5, 2010