Form 10-Q
period 2010-09-30
NuStar GP Holdings, LLC
filed 2010-11-04
CIK 1223786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of units outstanding as of October 31, 2010 was 42,547,294.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,068	$371
Receivable from NuStar Energy L.P.	23,309	10,639
Income tax receivable	805	5,798
Other receivables	938	795
Prepaid expenses	176	353
Deferred income tax assets, net	1,890	1,198

Total current assets	34,186	19,154

Investment in NuStar Energy L.P.	566,412	559,519
Long-term receivable from NuStar Energy L.P.	9,651	7,663
Deferred income tax assets, net	8,030	6,923

Total assets	$618,279	$593,259

Liabilities and Members’ Equity

Current liabilities:
Short-term debt	$19,500	$14,300
Accounts payable	591	351
Accrued compensation expense	24,114	14,593
Accrued liabilities	545	829
Taxes other than income tax	847	848

Total current liabilities	45,597	30,921

Employee benefit plan liabilities	34,099	24,130
Commitments and contingencies (Note 9)

Members’ equity	545,535	545,200
Accumulated other comprehensive loss:
Share of NuStar Energy L.P.’s other comprehensive income	1,040	1,455
Pension adjustments, net of tax	(7,992)	(8,447)

Total accumulated other comprehensive loss	(6,952)	(6,992)

Total members’ equity	538,583	538,208

Total liabilities and members’ equity	$618,279	$593,259

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Equity in earnings of NuStar Energy L.P.	$18,332	$18,051	$51,443	$52,780

General and administrative expenses	(671)	(679)	(2,121)	(2,156)
Other income, net	15	22	8,035	19
Interest expense, net	(245)	(88)	(902)	(137)

Income before income tax benefit	17,431	17,306	56,455	50,506
Income tax benefit	346	420	701	603

Net income	$17,777	$17,726	$57,156	$51,109

Basic and diluted net income per unit	$0.42	$0.42	$1.35	$1.20

Weighted average number of basic and diluted units outstanding	42,514,494	42,504,238	42,514,494	42,503,937

See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$57,156	$51,109
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(51,443)	(52,780)
Distributions of equity in earnings from NuStar Energy L.P.	51,443	52,780
Gain related to issuance of NuStar Energy L.P. limited partner units	(7,767)	0
Benefit for deferred income tax	(1,799)	(1,833)
Increase in employee benefit plan liabilities	9,969	7,048
Changes in current assets and liabilities (Note 7)	2,649	(152)
Other, net	(2,256)	(476)

Net cash provided by operating activities	57,952	55,696

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	9,739	4,442
Investment in NuStar Energy L.P.	(12,530)	0
Proceeds from sale of NuStar Energy L.P. units in connection with employee benefit plans	3,518	676

Net cash provided by investing activities	727	5,118

Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	5,200	0
Repayment of long-term debt	0	(6,500)
Distributions to unitholders	(57,182)	(54,831)

Net cash used in financing activities	(51,982)	(61,331)

Net increase (decrease) in cash and cash equivalents	6,697	(517)
Cash and cash equivalents at the beginning of the period	371	1,791

Cash and cash equivalents at the end of the period	$7,068	$1,274

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2010, we owned approximately 17.7% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,326,792 common units of NuStar Energy representing a 15.7% limited partner interest.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and nine months ended September 30, 2010 and 2009 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, and they did not have a material impact on our disclosures. We do not expect the new requirements related to the Level 3 roll forward to have an impact on our disclosures.

3. INVESTMENT IN NUSTAR ENERGY

On May 19, 2010, NuStar Energy issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. NuStar Energy received proceeds of $240.1 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $5.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 18.7% at December 31, 2009 to 17.7% at September 30, 2010. This issuance resulted in a gain of $7.8 million for the nine months ended September 30, 2010, which is included in “Other income, net” on our consolidated statements of income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	September 30, 2010	December 31, 2009
	(Unaudited)
Balance Sheet Information:
Current assets	$931,973	$734,719
Property, plant and equipment, net	3,144,762	3,028,196
Goodwill	812,172	807,742
Other long-term assets, net	302,541	204,016

Total assets	$5,191,448	$4,774,673

Current liabilities	$384,444	$338,754
Long-term debt, less current portion	1,989,737	1,828,993
Other long-term liabilities	127,032	121,958

Total liabilities	2,501,213	2,289,705

Partners’ equity	2,690,235	2,484,968

Total liabilities and partners’ equity	$5,191,448	$4,774,673

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,138,379	$1,251,247	$3,208,849	$2,873,093
Operating income	90,290	87,190	232,093	226,700
Net income	68,310	64,440	187,435	187,530

Other

Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	September 30, 2010	December 31, 2009
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,690,235	$2,484,968
NuStar GP Holdings’ ownership interest in NuStar Energy	17.7%	18.7%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	476,172	464,689
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	90,240	94,830

Investment in NuStar Energy	$566,412	$559,519

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

We had a receivable from NuStar Energy of $23.3 million and $10.6 million, as of September 30, 2010 and December 31, 2009, respectively, relating to payroll, employee-related benefit plans and unit-based compensation. We also had a long-term receivable of $9.7 million and $7.7 million from NuStar Energy as of September 30, 2010 and December 31, 2009, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Expenses for payroll, employee-related benefit plans and unit-based compensation	$52,626	$40,416	$150,950	$133,057
Other	151	154	304	302

Total related party transactions charged to NuStar Energy	$52,777	$40,570	$151,254	$133,359

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

Beginning with the 2009 fiscal year and for each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million plus 1.0% of NuStar GP, LLC’s domestic bonus and unit-based compensation expense, subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.3 million for the three months ended September 30, 2010 and 2009, and $1.0 million for the nine months ended September 30, 2010 and 2009.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,592	$1,327	$4,635	$3,963
General partner incentive distribution	8,568	7,055	24,736	20,913

Total general partner distribution	10,160	8,382	29,371	24,876
Limited partner distribution	11,114	10,895	32,886	32,552

Total distributions to NuStar GP Holdings	21,274	19,277	62,257	57,428
Public unitholders’ distributions	58,342	47,105	169,505	140,630

Total cash distributions	$79,616	$66,382	$231,762	$198,058

Cash distributions per unit applicable to limited partners	$1.075	$1.065	$3.205	$3.180

In August 2010, NuStar Energy paid a quarterly cash distribution totaling $78.8 million, or $1.065 per unit, related to the second quarter of 2010. On October 25, 2010, NuStar Energy announced a quarterly cash distribution of $1.075 per unit related to the third quarter of 2010. This distribution will be paid on November 5, 2010 to unitholders of record on November 1, 2010 and will total $79.6 million.

6. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

The following liabilities are measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$15,387	$0	$0	$15,387
NuStar Energy unit options	0	5,508	0	5,508

Total	$15,387	$5,508	$0	$20,895

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$8,689	$0	$0	$8,689
NuStar Energy unit options	0	5,418	0	5,418

Total	$8,689	$5,418	$0	$14,107

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

September 30, 2010
Expected life in years	6.2
Expected volatility	36.1%
Expected distribution yield	6.9%
Risk-free interest rate	0.4%

7. STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

	Nine Months Ended September 30,
	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(11,854)	$(5,033)
Income tax receivable	4,993	(2,295)
Other receivables	(143)	82
Prepaid expenses	177	12
Increase (decrease) in current liabilities:
Accounts payable	240	(314)
Accrued compensation expense	9,521	7,867
Accrued liabilities	(284)	(49)
Taxes other than income tax	(1)	(422)

Changes in current assets and liabilities	$2,649	$(152)

Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2010	2009
	(Thousands of Dollars)
Cash paid for interest	$687	$85
Cash (refunded) paid for income tax	$(3,895)	$3,523

8. CREDIT FACILITY

On July 15, 2010, we entered into a 364-day revolving credit facility (2010 Credit Facility) that matures on July 14, 2011 with a borrowing capacity of up to $30.0 million, of which, up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 3.1% as of September 30, 2010. These interest rates are 1.75% lower than the rates that were in effect under our previous revolving credit facility, which matured on July 16, 2010 (2009 Credit Facility).

During the second quarter of 2010, we borrowed $5.2 million under the 2009 Credit Facility mainly to fund our $5.1 million contribution to NuStar Energy to maintain our 2% general partner interest following its issuance of common units in May 2010. On July 15, 2010, we borrowed $19.5 million under the 2010 Credit Facility to repay in full the balance on the 2009 Credit Facility. As of September 30, 2010, we had availability of $10.5 million for borrowings under the 2010 Credit Facility. The carrying amount of the 2010 Credit Facility approximated its fair value as of September 30, 2010.

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The terms of the 2010 Credit Facility, which are similar to those under the 2009 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants, including the debt-to-EBITDA ratio, which was 4.6x as of September 30, 2010.

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

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

10. MEMBERS’ EQUITY AND NET INCOME PER UNIT

The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2009	$538,208
Net income	57,156
Distributions to unitholders	(57,182)
Share of NuStar Energy’s other comprehensive loss	(415)
Unit-based compensation	361
Other	455

Balance as of September 30, 2010	$538,583

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Net income	$17,777	$17,726	$57,156	$51,109
Share of NuStar Energy’s other comprehensive income (loss)	1,036	1,870	(415)	4,124
Other	149	28	455	84

Comprehensive income	$18,962	$19,624	$57,196	$55,317

Net Income Per Unit

We include restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method.

The computation of diluted net income per unit for the three and nine months ended September 30, 2010 and 2009 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would be anti-dilutive.

Cash Distributions

The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.480	$0.435	$1.390	$1.295
Total cash distributions	$20,407	$18,489	$59,095	$55,043

NUSTAR GP HOLDINGS, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2010, we paid a quarterly cash distribution totaling $19.6 million, or $0.46 per unit, related to the second quarter of 2010. On October 25, 2010, we announced a quarterly cash distribution of $0.48 per unit related to the third quarter of 2010. This distribution will be paid on November 10, 2010 to unitholders of record on November 1, 2010 and will total $20.4 million.

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2010	2009	2010	2009
	(Thousands of Dollars)
For the three months ended September 30:
Components of net periodic benefit cost:
Service cost	$2,846	$2,039	$226	$167
Interest cost	559	336	208	175
Expected return on assets	(577)	(400)	0	0
Amortization of net loss	128	28	21	0

Net periodic benefit cost	$2,956	$2,003	$455	$342

For the nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$8,538	$6,117	$678	$501
Interest cost	1,675	1,008	624	525
Expected return on assets	(1,735)	(1,200)	0	0
Amortization of net loss	392	84	63	0

Net periodic benefit cost	$8,870	$6,009	$1,365	$1,026

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of September 30, 2010, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,326,792 common units of NuStar Energy representing a 15.7% limited partner interest.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2010	2009	Change
Equity in earnings of NuStar Energy	$18,332	$18,051	$281

General and administrative expenses	(671)	(679)	8
Other income, net	15	22	(7)
Interest expense, net	(245)	(88)	(157)

Income before income tax benefit	17,431	17,306	125
Income tax benefit	346	420	(74)

Net income	$17,777	$17,726	$51

Basic and diluted net income per unit	$0.42	$0.42	$0

Weighted average number of basic and diluted units outstanding	42,514,494	42,504,238	10,256

The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended September 30,
	2010	2009	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,138,379	$1,251,247	$(112,868)
Cost of product sales	860,942	989,868	(128,926)
Operating expenses	121,748	118,190	3,558
Depreciation and amortization expense	37,084	35,580	1,504

Segment operating income	118,605	107,609	10,996
General and administrative expenses	26,860	19,213	7,647
Other depreciation and amortization expense	1,455	1,206	249

Operating income	$90,290	$87,190	$3,100

Net income	$68,310	$64,440	$3,870
Net income per unit applicable to limited partners	$0.90	$1.03	$(0.13)
Cash distributions per unit applicable to limited partners	$1.075	$1.065	$0.010

NuStar Energy’s net income increased $3.9 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to an increase in segment operating income, partially offset by an increase in general and administrative expenses. NuStar Energy’s segment operating income increased $11.0 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to increased operating income from all of its reportable business segments.

Equity in earnings of NuStar Energy

The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2010	2009	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,195	$1,148	$47
General partner incentive distribution	8,568	7,055	1,513

General partner’s interest in earnings and incentive distributions of NuStar Energy	9,763	8,203	1,560
Limited partner interest in earnings of NuStar Energy	9,290	10,569	(1,279)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	0

Equity in earnings of NuStar Energy	$18,332	$18,051	$281

NuStar Energy’s per unit distributions for the three months ended September 30, 2010 increased, compared to the three months ended September 30, 2009, from $1.065 to $1.075. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009 and the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR also increased for that period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to a decrease in NuStar Energy’s net income per unit.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,
	2010	2009	Change
Equity in earnings of NuStar Energy	$51,443	$52,780	$(1,337)

General and administrative expenses	(2,121)	(2,156)	35
Other income, net	8,035	19	8,016
Interest expense, net	(902)	(137)	(765)

Income before income tax benefit	56,455	50,506	5,949
Income tax benefit	701	603	98

Net income	$57,156	$51,109	$6,047

Basic and diluted net income per unit	$1.35	$1.20	$0.15

Weighted average number of basic and diluted units outstanding	42,514,494	42,503,937	10,557

The following table summarizes NuStar Energy’s results of operations:

	Nine Months Ended September 30,
	2010	2009	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$3,208,849	$2,873,093	$335,756
Cost of product sales	2,422,751	2,138,524	284,227
Operating expenses	363,028	332,017	31,011
Depreciation and amortization expense	110,287	104,909	5,378

Segment operating income	312,783	297,643	15,140
General and administrative expenses	76,324	67,529	8,795
Other depreciation and amortization expense	4,366	3,414	952

Operating income	$232,093	$226,700	$5,393

Net income	$187,435	$187,530	$(95)
Net income per unit applicable to limited partners	$2.55	$2.99	$(0.44)
Cash distributions per unit applicable to limited partners	$3.205	$3.180	$0.025

Despite the increase in NuStar Energy’s operating income and the decrease in income tax expense, its net income for the nine months ended September 30, 2010 was comparable to the nine months ended September 30, 2009, primarily due to a decrease in other income.

NuStar Energy’s segment operating income increased $15.1 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, mainly due to increased operating income from its asphalt and fuels marketing segment and its transportation segment.

Equity in earnings of NuStar Energy

The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2010	2009	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,254	$3,333	$(79)
General partner incentive distribution	24,736	20,913	3,823

General partner’s interest in earnings and incentive distributions of NuStar Energy	27,990	24,246	3,744
Limited partner interest in earnings of NuStar Energy	25,616	30,697	(5,081)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	0

Equity in earnings of NuStar Energy	$51,443	$52,780	$(1,337)

NuStar Energy’s per unit distributions for the nine months ended September 30, 2010 increased, compared to the nine months ended September 30, 2009, from $3.180 to $3.205. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009 and the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for that period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due to a decrease in NuStar Energy’s net income per unit.

Other income, net

Other income, net increased for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009 due to NuStar Energy’s issuance of 4,400,000 common units in May 2010. This issuance resulted in a gain of $7.8 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

OUTLOOK

Overall, NuStar Energy expects its net income in the fourth quarter to be lower than the third quarter mainly due to lower earnings from its asphalt operations. Asphalt sales typically decline in the fourth quarter for seasonal reasons, including decreased road construction during colder months. However, NuStar Energy expects earnings from its fuels marketing operations, transportation segment and storage segment to improve compared to the third quarter, but not enough to offset the lower earnings from its asphalt operations.

For the full year 2010, NuStar Energy’s net income should be higher than 2009 due to increases in the earnings from all three of its reportable segments. However, NuStar Energy’s earnings per unit likely will decline due to the dilutive effect of its equity issuances in 2009 and 2010.

NuStar Energy’s Storage Segment

NuStar Energy expects the remainder of 2010 to continue to benefit from higher renewal rates and incremental earnings from the acquisition of three terminals in May 2010. Also, this segment should realize higher earnings from capital projects that NuStar Energy completed during 2009 as well as certain capital projects expected to be completed late in 2010. As a result, NuStar Energy expects the storage segment results for the full year 2010 to exceed 2009.

NuStar Energy’s Transportation Segment

Excluding the effect of pipeline sales that occurred in 2009, NuStar Energy expects throughputs for the full year 2010 to increase slightly over 2009 primarily due to higher demand in its mid-continent region and higher utilization rates at certain of its customers’ refineries. Therefore, NuStar Energy expects the full year 2010 earnings for this segment to improve compared to 2009 despite the fact that the tariffs on its pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, were reduced by 1.3 percent effective July 1, 2010.

NuStar Energy’s Asphalt and Fuels Marketing Segment

NuStar Energy expects the asphalt and fuels marketing segment results to increase for the full year 2010 compared to 2009 due mainly to higher earnings from the fuels marketing operations. NuStar Energy’s fuels marketing operations should benefit from improved results from sales of bunker fuel and fuel oil as well as refined product and crude trading. However, NuStar Energy expects the full year results from its asphalt operations to be comparable to 2009.

NuStar Energy’s outlook could change depending on, among other things, the pace of the economic recovery, and other factors that affect overall demand for the products it stores, transports and sells as well as changes in commodity prices for the products it markets.

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

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.075	$1.065	$3.205	$3.180
Total cash distributions by NuStar Energy to all partners	$79,616	$66,382	$231,762	$198,058

Cash distributions we received from NuStar Energy:
General partner interest	$1,592	$1,327	$4,635	$3,963
General partner incentive distribution	8,568	7,055	24,736	20,913
Limited partner interest – common units	11,114	10,895	32,886	32,552

Total cash distributions to us	$21,274	$19,277	$62,257	$57,428

Distributions to us as a percentage of total cash distributions	26.7%	29.0%	26.9%	29.0%

Cash Flows for the Nine Months Ended September 30, 2010 and 2009

Cash distributions received from NuStar Energy were $61.2 million for the nine months ended September 30, 2010, which we used principally to fund distributions to our unitholders totaling $57.2 million. We borrowed $5.2 million for the nine months ended September 30, 2010 to fund our $5.1 million contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in May 2010. This issuance resulted in a gain of $7.8 million, which is included on the statement of cash flows as an adjustment to reconcile net income to net cash provided by operating activities. Additionally, for the nine months ended September 30, 2010, we purchased $7.4 million of NuStar Energy units to satisfy awards granted in connection with unit-based compensation.

Cash distributions received from NuStar Energy were $57.2 million for the nine months ended September 30, 2009, which we used principally to fund distributions to our unitholders totaling $54.8 million. We repaid $6.5 million of long-term debt during the nine months ended September 30, 2009 from available cash on hand, due to the impending maturity of our three-year revolving credit facility.

Credit Facility

On July 15, 2010, we entered into a 364-day revolving credit facility (2010 Credit Facility) that matures on July 14, 2011 with a borrowing capacity of up to $30.0 million, of which, up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 3.1% as of September 30, 2010. These interest rates are 1.75% lower than the rates that were in effect under our previous revolving credit facility, which matured on July 16, 2010 (2009 Credit Facility).

During the second quarter of 2010, we borrowed $5.2 million under the 2009 Credit Facility mainly to fund our $5.1 million contribution to NuStar Energy to maintain our 2% general partner interest following its issuance of common units in May 2010. On July 15, 2010, we borrowed $19.5 million under the 2010 Credit Facility to repay in full the balance on the 2009 Credit Facility. As of September 30, 2010, we had availability of $10.5 million for borrowings under the 2010 Credit Facility. The carrying amount of the 2010 Credit Facility approximated its fair value as of September 30, 2010.

The terms of the 2010 Credit Facility, which are similar to those under the 2009 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants, including the debt-to-EBITDA ratio, which was 4.6x as of September 30, 2010.

Investment in NuStar Energy

In May 2010, NuStar Energy issued 4,400,000 common units representing limited partner interests at a price of $56.55 resulting in net proceeds of $240.1 million. In connection with this issuance, we contributed $5.1 million to NuStar Energy to maintain our 2% general partner interest.

Cash Distributions to Unitholders

Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.480	$0.435	$1.390	$1.295
Total cash distributions	$20,407	$18,489	$59,095	$55,043

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**101	The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Submitted electronically herewith.

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
November 4, 2010

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 4, 2010

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 4, 2010