Form 10-K
period 2010-12-31
NuStar GP Holdings, LLC
filed 2011-02-25
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The aggregate market value of units held by non-affiliates was approximately $1,088 million based on the last sales price quoted as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter.

The number of units outstanding as of February 1, 2011 was 42,564,475.

PART I

Unless otherwise indicated, the terms “NuStar GP Holdings, LLC,” “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 28 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands, including St. Eustatius in the Caribbean, Canada, the United Kingdom and Mexico. As of December 31, 2010, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;
•

100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,283,359 common units of NuStar Energy representing a 15.6% limited partner interest.

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

ORGANIZATIONAL STRUCTURE

The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2010:

EMPLOYEES

Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC also provide services to NuStar Energy pursuant to the GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2010, NuStar GP, LLC had 1,413 employees. We believe that NuStar GP, LLC’s relationship with these employees is satisfactory.

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

Our operating cash flow is currently completely dependent upon NuStar Energy making cash distributions to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of throughput volumes transported in its pipelines;
•	lease renewals or throughput volumes in its terminals and storage facilities;
•	tariff rates and fees it charges and the returns it realizes for its services;
•	the results of its marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;
•	demand for crude oil, refined products and anhydrous ammonia;
•	the effect of worldwide energy conservation measures;
•	its operating costs;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	prevailing economic conditions.

In addition, the amount of cash that NuStar Energy will have available for distribution will depend on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;
•	the sources of cash used to fund its acquisitions;
•	its capital expenditures;
•	fluctuations in its working capital needs;
•	its issuances of debt and equity securities; and
•	adjustments in cash reserves made by NuStar Energy’s general partner, in its discretion.

Because of these factors, NuStar Energy may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. Furthermore, cash distributions to NuStar Energy unitholders depend primarily upon cash flow, and not solely on profitability, which is affected by non-cash items. Therefore, NuStar Energy may make cash distributions during periods when it records net losses and may not make cash distributions during periods when it records net income.

In the future, we may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from NuStar Energy, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions NuStar Energy makes to its unitholders, including us. We cannot assure you that NuStar Energy will continue to make quarterly distributions at its current level of $1.075 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if NuStar Energy increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by NuStar Energy to us. Our ability to distribute cash received from NuStar Energy to our unitholders is limited by a number of factors, including:

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

We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.48 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.48 per unit.

NuStar Energy’s unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.

We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2010, we own a 15.6% limited partner interest in NuStar Energy, and the public unitholders own 82.4%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the 2% general partner interest and incentive distribution rights had we retained them.

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

Restrictions in our credit facility limit our ability to make distributions to our unitholders; credit facility matures in July 2011.

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

Our revolving credit facility matures in July 2011. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it at substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.

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

Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 16.9% of our outstanding units.

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

Furthermore, a decrease in the amount of distributions by NuStar Energy to less than $0.66 per unit per quarter would reduce our percentage of the incremental cash distributions above $0.60 per unit per quarter from 23% to 8%. As a result, any such reduction in quarterly cash distributions from NuStar Energy would have the effect of disproportionately reducing the amount of all distributions that we receive from NuStar Energy based on our ownership interest in the incentive distribution rights in NuStar Energy as compared to cash distributions we receive from NuStar Energy on our 2% general partner interest in NuStar Energy and our NuStar Energy common units.

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

A decrease in lease renewals or throughputs in NuStar Energy’s assets would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions to its unitholders, including us. Such a decrease could result from a customer’s failure to renew a lease, a temporary or permanent decline in the amount of crude oil or refined products stored at and transported from the refineries NuStar Energy serves and owns or construction by NuStar Energy’s competitors of new transportation or storage assets in the markets it serves. Factors that could result in such a decline include:

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

NuStar Energy has an agreement with PDVSA, pursuant to which PDVSA agrees to sell and NuStar Energy agrees to purchase an annual average of 75,000 barrels per day of crude oil. OPEC cuts, coupled with Venezuela’s ongoing political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA reduces or discontinues its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which NuStar Energy’s refineries are currently optimized, NuStar Energy will be forced to replace all or a portion of the crude oil it would normally have purchased under its PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than it would have obtained under the PDVSA crude oil supply contract. It is possible that processing a more significant proportion of alternate crudes could result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any major disruption of NuStar Energy’s supply of crude oil from Venezuela could result in substantially lower revenues and additional volatility in its earnings and cash flow.

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

A large portion of NuStar Energy’s earnings from its asphalt operations are affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. NuStar Energy’s cost to acquire feedstocks and the price at which it can ultimately sell asphalt and other intermediate products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, United States relationships with foreign governments, political affairs and the extent of governmental regulation.

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

NuStar Energy’s marketing and trading of crude oil and refined products may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies could result in significant financial losses.

NuStar Energy’s marketing and trading of crude oil and refined products may expose NuStar Energy to price volatility risk for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk. NuStar Energy may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, NuStar Energy’s marketing and trading activities, including any hedging activities, may cause volatility in NuStar Energy’s earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.

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

As a result of the risks described above, the activities associated with NuStar Energy’s marketing and trading business may expose NuStar Energy to volatility in earnings and financial losses, which may adversely affect its financial condition and ability to distribute cash to its unitholders, including us.

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

NuStar Energy is subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide NuStar Energy with products or services could result in higher costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to NuStar Energy’s interest rate and commodity derivatives could expose NuStar Energy to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of its customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. Any substantial increase in the nonpayment and nonperformance by NuStar Energy’s customers, vendors or counterparties could have a material adverse effect on its results of operations, cash flows and ability to make distributions to its unitholders, including us.

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, significant working capital needs, restrictions in its debt agreements and recent disruptions in the financial markets.

As of December 31, 2010, NuStar Energy’s consolidated debt was $2.1 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP) have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poor’s and Fitch. Fitch, Moody’s and Standard & Poor’s have assigned NuStar Logistics and NuPOP a stable outlook. Any future downgrade of the debt issued by NuStar Energy’s wholly owned subsidiaries could significantly increase NuStar Energy’s capital costs and adversely affect its ability to raise capital in the future. Additionally, any ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase NuStar Energy’s capital costs and adversely affect NuStar Energy’s ability to raise capital in the future.

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

Debt service obligations, restrictive covenants in NuStar Energy’s credit facilities and the indentures governing its outstanding senior notes and maturities resulting from this leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions and fund other capital needs and its ability to pay cash distributions to its unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us.

If NuStar Energy’s lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the 2007 Revolving Credit Agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions to its unitholders, including us.

Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.

NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2010, NuStar Energy had approximately $2.1 billion of consolidated debt, of which $1.0 billion was at fixed interest rates and $1.1 billion was at variable interest rates after giving effect to interest rate swap agreements. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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
•

severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, spills) affecting NuStar Energy’s facilities, or those of vendors and suppliers;

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the United States Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the Environmental Protection Agency (EPA) issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the United States or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of its operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions and administer and manage a greenhouse gas emissions program. NuStar Energy may be unable to recover any such lost revenues or increased costs in the rates it charges its customers, and any such recovery may depend on events beyond NuStar Energy’s control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (FERC) and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate control initiatives could have adverse effects on its business, financial position, results of operations and prospects.

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

NuStar Energy may have liabilities from its assets that pre-exist NuStar Energy’s acquisition of those assets, but that may not be covered by indemnification rights NuStar Energy will have against the sellers of the assets.

Some of NuStar Energy’s assets have been used for many years to refine, transport and store crude oil and refined products. Releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect NuStar Energy’s financial position and results of operations.

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

Some of NuStar Energy’s pipelines are interstate common carrier pipelines, subject to regulation by the FERC.

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

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Court), and, on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy.

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

The STB, a part of the United States Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of anhydrous ammonia. Transportation rates must be reasonable, and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and NuStar Energy holds market power, then it may be required to show that its rates are reasonable.

Increases in natural gas and power prices could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2010, NuStar Energy’s power costs equaled approximately $52.1 million, or 11% of NuStar Energy’s operating expenses for the year. In addition, $17.6 million of power costs were capitalized into inventory related to NuStar Energy’s asphalt refineries, which will be expensed into cost of product sales as the inventory is sold. NuStar Energy uses mainly electric power at its pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

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

Current law may change, causing us or NuStar Energy to be treated as a corporation for federal income tax purposes or otherwise subjecting us or NuStar Energy to entity level taxation. In addition, because of widespread state budget deficits, and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. Partnerships and limited liability companies, unless specifically exempted, are also subject to a state level tax imposed on revenues. Imposition of an entity-level tax on us or NuStar Energy by states in which we operate will reduce the cash available for distribution to our unitholders.

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

Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing United States Department of Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of units and could have a negative impact on the value of our units or result in audit adjustments to the unitholder’s tax returns.

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

Specified items of income, gain, loss and deduction will be allocated to us from NuStar Energy and among our unitholders to account for the difference between the fair market value and tax basis of NuStar Energy’s assets and our assets at the time the assets were contributed to NuStar Energy (or its predecessors) or at any other offering. The effect of these allocations will be to allocate to us from NuStar Energy and to our unitholders, gains attributable to our share of the difference between the fair market value and the tax basis of NuStar Energy’s assets at these times (including gain attributable to our ownership of the incentive distribution rights). The effect of these allocations to a unitholder purchasing units will be essentially the same as if the tax basis of our and NuStar Energy’s assets were equal to their fair market values at the time of the purchase, with the result that a unitholder purchasing units will not bear the federal income tax burden associated with any existing difference between the fair market value and tax basis of our or NuStar Energy’s assets. The federal income tax burden associated with the difference between the fair market value and the tax basis of our assets immediately prior to purchasing units will be borne by our existing unitholders as of that time.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in NuStar Energy’s estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. NuStar Energy cannot currently estimate when or if a settlement will be finalized.

ERES MATTER

In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the United States District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. NuStar Energy intends to vigorously defend against Eres’ claims in arbitration.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

With respect to the environmental proceeding listed below, if it was decided against NuStar Energy, we believe that it would not have a material effect on its consolidated financial position. However, it is not possible to predict the ultimate outcome of the proceeding or whether such ultimate outcome may have a material effect on NuStar Energy’s consolidated financial position. We are reporting this proceeding to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to the Shore terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. NuStar Energy has agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2010.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	74	Chairman of the Board

Curtis V. Anastasio	54	President, Chief Executive Officer and Director

Bradley C. Barron	45	Senior Vice President, General Counsel and Secretary

Steven A. Blank	56	Senior Vice President, Chief Financial Officer and Treasurer

Thomas R. Shoaf	52	Vice President and Controller

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” At the close of business on February 8, 2011, we had 28 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2010 and 2009 were as follows:

		Price Range of Common Unit
		High		Low
Year 2010
4th Quarter	$	38.29	$	32.90
3rd Quarter	$	33.98	$	28.61
2nd Quarter	$	31.19	$	24.77
1st Quarter	$	29.99	$	25.66
Year 2009
4th Quarter	$	27.45	$	23.56
3rd Quarter	$	27.36	$	22.64
2nd Quarter	$	25.14	$	20.42
1st Quarter	$	22.07	$	17.16

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are our only class of security outstanding.

The cash distributions applicable to each of the quarters in the years ended December 31, 2010 and 2009 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2010
4th Quarter	February 8, 2011	February 16, 2011	$ 0.480
3rd Quarter	November 1, 2010	November 10, 2010	$ 0.480
2nd Quarter	August 6, 2010	August 18, 2010	$ 0.460
1st Quarter	May 7, 2010	May 19, 2010	$ 0.450

Year 2009
4th Quarter	February 5, 2010	February 17, 2010	$ 0.435
3rd Quarter	November 5, 2009	November 17, 2009	$ 0.435
2nd Quarter	August 6, 2009	August 18, 2009	$ 0.430
1st Quarter	May 8, 2009	May 20, 2009	$ 0.430

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of NuStar GP Holdings, LLC’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The graph below compares the cumulative 54-month total return of holders of NuStar GP Holdings, LLC’s common stock with the cumulative total returns of the NYSE Composite index and the Alerian MLP index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 7/19/2006 to 12/31/2010.

	7/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08

NuStar GP Holdings, LLC	100.00	86.03	111.37	126.05	175.43	143.95	133.66	119.98	104.11	85.68	88.48
NYSE Composite	100.00	104.19	112.97	115.04	123.47	126.13	122.99	111.76	110.83	96.98	74.71
Alerian MLP	100.00	105.43	117.86	133.84	144.28	128.86	132.44	122.69	126.69	105.70	87.52

	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10

NuStar GP Holdings, LLC	105.54	120.57	131.43	145.26	162.41	171.27	191.69	208.17
NYSE Composite	65.12	77.89	91.68	95.83	99.87	87.34	98.85	108.66
Alerian MLP	98.12	115.16	130.74	152.62	165.02	170.01	189.21	206.51

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, selected historical financial data for NuStar GP Holdings:

	Year Ended December 31,
	2010	2009	2008	2007	2006 (a)
	(Thousands of Dollars, Except Per Unit Data)

Statement of Income Data:
Equity in earnings of NuStar Energy L.P.	$66,859	$65,573	$69,622	$46,176	$42,983

Net income	72,463	68,097	66,296	43,340	30,718
Basic and diluted net income per unit	1.70	1.60	1.56	1.02	0.72
Cash distributions per unit	1.87	1.73	1.58	1.38	0.58

Other Financial Data:
Distributions received from NuStar Energy L.P.	$82,426	$76,585	$69,449	$59,579	$53,764

	December 31,
	2010	2009	2008	2007	2006
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$605,234	$593,259	$572,833	$573,831	$570,493
Total debt	16,000	14,300	6,500	3,000	-
Members’ equity	541,463	538,208	543,450	553,786	555,643

(a)	We were acquired by Valero Energy Corporation (Valero Energy) in connection with its December 31, 2001 acquisition of Ultramar Diamond Shamrock. On June 1, 2006, Valero Energy contributed its ownership interest in NuStar GP, LLC to NuStar GP Holdings. Therefore, the statement of income data of NuStar GP Holdings include NuStar GP, LLC, Riverwalk Logistics, L.P., and Riverwalk Holdings, LLC for the full year ended December 31, 2006.

On June 28, 2006, our existing membership interests were represented by 10,000,000 units. In conjunction with our initial public offering, we effected a 4.25-for-1 split, resulting in total outstanding units of 42,500,000. Prior to June 28, 2006, we had no units outstanding. Our net income per unit amounts assume that 42,500,000 units were outstanding for the full year ended December 31, 2006.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2010, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,283,359 common units of NuStar Energy representing a 15.6% limited partner interest.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands, including St. Eustatius in the Caribbean, Canada, the United Kingdom and Mexico.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

		Year Ended December 31,
		2010		2009		Change

Equity in earnings of NuStar Energy	$	66,859	$	65,573	$	1,286

General and administrative expenses		(3,184)		(3,502)		318
Other income, net		9,475		5,555		3,920
Interest expense, net		(1,106)		(363)		(743)

Income before income tax benefit		72,044		67,263		4,781
Income tax benefit		419		834		(415)

Net income	$	72,463	$	68,097	$	4,366

Basic and diluted net income per unit	$	1.70	$	1.60	$	0.10

The following table summarizes NuStar Energy’s results of operations for the years ended December 31, 2010 and 2009:

		Year Ended December 31,
		2010		2009	Change
	(Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$	4,403,061	$	3,855,871	$547,190
Cost of product sales		3,350,429		2,883,187	467,242
Operating expenses		486,032		458,892	27,140
Depreciation and amortization expense		147,945		140,879	7,066

Segment operating income		418,655		372,913	45,742
General and administrative expenses		110,241		94,733	15,508
Other depreciation and amortization expense		5,857		4,864	993

Operating income	$	302,557	$	273,316	$29,241

Net income	$	238,970	$	224,875	$14,095
Net income per unit applicable to limited partners	$	3.19	$	3.47	$(0.28)
Cash distributions per unit applicable to limited partners	$	4.280	$	4.245	$0.035

NuStar Energy’s net income increased $14.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased segment operating income, which was partially offset by an increase in general and administrative expenses and a decrease in other income.

NuStar Energy’s segment operating income increased $45.7 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, mainly due to increased operating income from its asphalt and fuels marketing segment. NuStar Energy’s operating income in its transportation and storage segments also increased compared to last year.

Equity in earnings of NuStar Energy

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
		2010		2009		Change
		(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$	4,113	$	3,924	$	189
General partner incentive distribution		33,304		28,712		4,592

General partner’s interest in earnings and incentive distributions of NuStar Energy		37,417		32,636		4,781
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy		32,326		35,821		(3,495)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities		(2,884)		(2,884)		-

NuStar GP Holdings’ equity in earnings of NuStar Energy	$	66,859	$	65,573	$	1,286

NuStar Energy’s per unit distributions for the year ended December 31, 2010 increased, compared to the year ended December 31, 2009, from $4.245 to $4.280. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009 and the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, due to a decrease in NuStar Energy’s net income per unit applicable to limited partners.

Other income, net

Other income, net increased for the year ended December 31, 2010, compared to the year ended December 31, 2009 due to NuStar Energy’s issuance of 4,400,000 common units in May 2010. This issuance resulted in a gain of $7.8 million representing the increase in the value of our proportionate share of NuStar Energy’s capital. Additionally, other income, net increased for the year ended December 31, 2010, compared to the year ended December 31, 2009 due to a $1.7 million gain on the sale of NuStar Energy units in connection with unit-based compensation.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
		2009		2008		Change

Equity in earnings of NuStar Energy	$	65,573	$	69,622	$	(4,049)

General and administrative expenses		(3,502)		(2,831)		(671)
Other income (expense), net		5,555		(379)		5,934
Interest expense, net		(363)		(214)		(149)

Income before income tax benefit		67,263		66,198		1,065
Income tax benefit		834		98		736

Net income	$	68,097	$	66,296	$	1,801

Basic and diluted net income per unit	$	1.60	$	1.56	$	0.04

The following table summarizes NuStar Energy’s results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
		2009		2008		Change
		(Thousands of Dollars, Except Per Unit Data)

NuStar Energy Statement of Income Data:
Revenues	$	3,855,871	$	4,828,770	$	(972,899)
Cost of product sales		2,883,187		3,864,310		(981,123)
Operating expenses		458,892		442,248		16,644
Depreciation and amortization expense		140,879		132,189		8,690

Segment operating income		372,913		390,023		(17,110)
General and administrative expenses		94,733		76,430		18,303
Other depreciation and amortization expense		4,864		3,520		1,344

Operating income	$	273,316	$	310,073	$	(36,757)

Net income	$	224,875	$	254,018	$	(29,143)
Net income per unit applicable to limited partners	$	3.47	$	4.22	$	(0.75)
Cash distributions per unit applicable to limited partners	$	4.245	$	4.085	$	0.160

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

Equity in earnings of NuStar Energy

The following table summarizes our equity in earnings of NuStar Energy for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
		2009		2008		Change
		(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$	3,924	$	4,586	$	(662)
General partner incentive distribution (a)		28,712		24,764		3,948

General partner’s interest in earnings and incentive distributions of NuStar Energy		32,636		29,350		3,286
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy		35,821		43,156		(7,335)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities		(2,884)		(2,884)		-

NuStar GP Holdings’ equity in earnings of NuStar Energy	$	65,573	$	69,622	$	(4,049)

(a)	For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued 5,050,800 common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, our portion of the actual distributions made with respect to the year ended December 31, 2008, including the IDR, exceeded the net income allocated to us.

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

OUTLOOK

Overall, NuStar Energy expects its operating income for 2011 to be higher than 2010 due mainly to increases in its storage segment. NuStar Energy’s outlook could change depending on, among other things, the pace of the economic recovery, refinery maintenance schedules, and other factors that affect overall demand for the products it stores, transports and sells as well as changes in commodity prices for the products it markets.

NuStar Energy’s Storage Segment

For 2011, NuStar Energy expects its earnings for the storage segment to increase compared to 2010. NuStar Energy expects to benefit from a full year’s contribution of terminal expansion projects completed in 2010 and from new internal growth projects, a portion of which should be completed in 2011. In addition, NuStar Energy expects to benefit from its Turkey terminal acquisition, which closed in February of 2011.

NuStar Energy’s Transportation Segment

NuStar Energy expects the transportation segment earnings for 2011 to be lower than 2010. NuStar Energy’s throughputs for 2011 are forecasted to decrease compared to 2010 mainly due to planned turnaround activity at refineries served by its pipelines. However, the tariffs on NuStar Energy’s pipelines regulated by the FERC, which adjust annually based upon changes in the producer price index, should increase effective July 1, 2011, when the adjustment takes effect. In addition, NuStar Energy expects to benefit in 2011 from the completion of a pipeline expansion project that will serve Eagle Ford Shale production.

NuStar Energy’s Asphalt and Fuels Marketing Segment

NuStar Energy expects the asphalt and fuels marketing segment results to increase for the full year 2011 compared to 2010. NuStar Energy’s fuels marketing operations should benefit from a full year of heavy fuel and bunker fuel sales in new markets it entered into in 2010. Also, NuStar Energy expects the full year results from its asphalt operations to be slightly better than 2010 due to increases in both public and private demand driven by an improving economy. NuStar Energy’s outlook could change if the prices of crude oil and the products produced by its asphalt operations fluctuate in response to factors such as changes in supply, demand, seasonality, market uncertainties and other factors.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our 17.6% ownership interest in NuStar Energy as of December 31, 2010. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.

Cash Distributions from NuStar Energy

NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$	4.280	$	4.245	$	4.085
Total cash distributions by NuStar Energy to all partners	$	311,378	$	271,450	$	252,822
Cash distributions we received from NuStar Energy:
General partner interest	$	6,227	$	5,430	$	5,058
General partner incentive distribution		33,304		28,712		25,294
Limited partner interest – common units		43,924		43,557		41,827

Total cash distributions to us	$	83,455	$	77,699	$	72,179

Distributions to us as a percentage of total cash distributions		26.8%		28.6%		28.5%

Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Cash distributions received from NuStar Energy were $82.4 million for the year ended December 31, 2010, which we used primarily to fund distributions to our unitholders totaling $77.6 million. We borrowed $5.2 million from our revolving credit facility for the year ended December 31, 2010 mainly to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in May 2010.

Cash distributions received from NuStar Energy were $76.6 million for the year ended December 31, 2009, which we used primarily to fund distributions to our unitholders totaling $73.3 million. We borrowed $14.3 million for the year ended December 31, 2009 to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in November 2009, and for other capital resource requirements.

Cash distributions received from NuStar Energy were $69.4 million for the year ended December 31, 2008, which we used primarily to fund distributions to our unitholders totaling $64.2 million. We borrowed $5.0 million for the year ended December 31, 2008 to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in April 2008.

Credit Facility

Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements.

On July 15, 2010, we entered into a 364-day revolving credit facility (2010 Credit Facility) that matures on July 14, 2011 with a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 3.1% as of December 31, 2010. These interest rates are 1.75% lower than the rates that were in effect under our previous revolving credit facility, which matured on July 16, 2010 (2009 Credit Facility).

Our obligations under the 2010 Credit Facility are unsecured. The 2010 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers.

The terms of the 2010 Credit Facility, which are similar to those under the 2009 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants, including the debt-to-EBITDA ratio, which was 4.6x as of December 31, 2010.

As of December 31, 2010, we had availability of $14.0 million for borrowings or letters of credit under the 2010 Credit Facility. The weighted average interest rate related to combined borrowings under both the 2010 Credit Facility and the 2009 Credit Facility for the year ended December 31, 2010 was 4.0%.

We are in discussions with the lenders to renew or replace our 2010 Credit Facility.

Investment in NuStar Energy

In May 2010, NuStar Energy issued 4,400,000 common units representing limited partner interests at a price of $56.55 resulting in net proceeds of $245.2 million, including $5.1 million from us in order to maintain our 2% general partner interest.

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

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$1.87	$1.73	$1.58
Total cash distributions	$79,517	$73,537	$67,153

Pension and Other Postretirement Benefit Funded Status

During 2010, we contributed $17.0 million to our pension and postretirement benefit plans. We expect to contribute approximately $11.0 million to our pension and postretirement benefit plans in 2011, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2011 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other retirement benefit plans are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

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

As of December 31, 2010, we sponsored the following employee benefit plans:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•

The NuStar GP, LLC Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar GP, LLC Excess Pension Plan and the NuStar GP, LLC Supplemental Executive Retirement Plan, benefit plans to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Benefits Plan, a medical benefits plan for retired employees.

As of December 31, 2010, we had the following long-term incentive plans:

•	The Second Amended and Restated 2000 Long-Term Incentive Plan, under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy (NS) common units;

•	The 2002 Unit Option Plan, under which NuStar GP, LLC may award up to 200,000 NS unit options;

•	The 2003 Employee Unit Incentive Plan, under which NuStar GP, LLC may award up to 500,000 NS common units; and

•	The 2006 Long-Term Incentive Plan, under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units.

Please refer to Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of Employee Benefit Plans and Unit-Based Compensation.

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

The following table represents total related party transactions charged to Nustar Energy and our long-term incentive plan compensation expenses:

	Year Ended December 31,
		2010	2009	2008
	(Thousands of Dollars)

Expenses for payroll, employee benefit plans and unit-based compensation	$	208,805	$183,329	$159,944
Other		383	376	335

Total related party transactions charged to NuStar Energy	$	209,188	$183,705	$160,279

Expenses resulting from NuStar GP Holdings awards to non-employee directors	$	225	$225	$392

Long-term Contractual Obligations

As of December 31, 2010, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

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

Investment in NuStar Energy

We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy, as of December 31, 2010, is recoverable.

Unit-Based Compensation

We account for awards of NS unit options, performance awards and restricted units to employees and directors of NuStar GP, LLC at fair value, whereby a liability for the award is initially recorded and subsequent changes in the fair value are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units and performance awards equals the market price of NS common units at each reporting date. However, NS performance awards are earned only upon NuStar Energy’s achievement of an objective performance measure. We record compensation expense each reporting period such that the cumulative compensation expense equals the portion of the award’s current fair value that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units and performance awards until the date of vesting.

We account for awards of NSH restricted units and unit options granted to employees of NuStar GP, LLC and our directors based on the fair value of the awards at the grant date. The fair value of NSH unit options is determined using the Black-Scholes model at the grant date, and the fair value of the NSH restricted units equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units and unit options is recognized ratably over the vesting period based on the initial fair value determination.

We make certain assumptions to determine the fair value of NS and NSH unit options related to the expected life of the option, volatility of the related units, expected distribution yield and risk-free interest rate. Changes in these assumptions impact the amount of expense associated with the award and the amount of our liability.

Pension and Other Postretirement Benefit Obligations

We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of AA or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. The resulting discount rate was 5.8% for pension and other postretirement benefit plans, as of December 31, 2010. These assumptions can have an effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

		Pension Benefits		Other Postretirement Benefits

Increase in benefit obligation as of December 31, 2010 from:
Discount rate decrease	$	2,648	$	590
Compensation rate increase		1,090		n/a

Increase in net periodic benefit cost for the year ending December 31, 2011 resulting from:
Discount rate decrease	$	878	$	78
Expected return on plan assets decrease		120		n/a
Compensation rate increase		426		n/a

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2010. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 41.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for sales of units by NuStar Energy L.P. in 2009 upon adoption of the FASB’s revised requirements for equity method investments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Antonio, Texas

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

of NuStar GP Holdings, LLC:

We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, members’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 25, 2011

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

		December 31,
		2010		2009
Assets
Current assets:
Cash and cash equivalents	$	5,304	$	371
Receivable from NuStar Energy L.P.		10,345		10,639
Income tax receivable		0		5,798
Other receivables		831		795
Deferred income tax assets, net		4,870		1,198
Other current assets		303		353

Total current assets		21,653		19,154

Investment in NuStar Energy L.P.		566,676		559,519
Long-term receivable from NuStar Energy L.P.		10,088		7,663
Deferred income tax assets, net		5,628		6,923
Other assets		1,189		0

Total assets	$	605,234	$	593,259

Liabilities and Members’ Equity

Current liabilities:
Short-term debt	$	16,000	$	14,300
Accounts payable		89		351
Accrued compensation expense		24,727		14,593
Accrued liabilities		398		829
Income tax payable		302		0
Taxes other than income tax		1,056		848

Total current liabilities		42,572		30,921

Employee benefit plan liabilities		21,199		24,130
Commitments and contingencies (Note 10)

Members’ equity		540,992		545,200
Accumulated other comprehensive income (loss)		471		(6,992)

Total members’ equity		541,463		538,208

Total liabilities and members’ equity	$	605,234	$	593,259

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

		Year Ended December 31,
		2010		2009		2008

Equity in earnings of NuStar Energy L.P.	$	66,859	$	65,573	$	69,622

General and administrative expenses		(3,184)		(3,502)		(2,831)
Other income (expense), net		9,475		5,555		(379)
Interest expense, net		(1,106)		(363)		(214)

Income before income tax benefit		72,044		67,263		66,198
Income tax benefit		419		834		98

Net income	$	72,463	$	68,097	$	66,296

Basic and diluted net income per unit	$	1.70	$	1.60	$	1.56

Weighted average number of basic units outstanding		42,517,525		42,505,534		42,501,586

Weighted average number of diluted units outstanding		42,526,187		42,505,534		42,501,586

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

		Year Ended December 31,
		2010		2009		2008
Cash Flows from Operating Activities:
Net income	$	72,463	$	68,097	$	66,296
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.		(66,859)		(65,573)		(69,622)
Distributions of equity in earnings from NuStar Energy L.P.		66,859		65,746		69,449
Gain related to NuStar Energy L.P.’s issuance of limited partner units		(7,767)		(5,390)		0
(Gain) loss on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation		(1,708)		(165)		379
(Benefit) provision for deferred income tax		(2,483)		712		(1,525)
Changes in current assets and liabilities (Note 8)		17,277		(3,145)		259
Increase in other assets		(1,096)		0		(618)
Increase in long-term receivable from NuStar Energy L.P.		(2,425)		(1,018)		(961)
(Decrease) increase in employee benefit plan liabilities		(2,661)		465		1,953
Other, net		225		225		407

Net cash provided by operating activities		71,825		59,954		66,017

Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.		15,567		10,839		0
Investment in NuStar Energy L.P.		(22,416)		(11,037)		(8,236)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation		15,846		4,344		1,526
Other, net		0		0		(80)

Net cash provided by (used in) investing activities		8,997		4,146		(6,790)

Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings		5,200		14,300		0
Proceeds from long-term debt borrowings		0		0		5,000
Repayment of short-term debt		(3,500)		0		0
Repayment of long-term debt		0		(6,500)		(1,500)
Distributions to unitholders		(77,589)		(73,320)		(64,176)

Net cash used in financing activities		(75,889)		(65,520)		(60,676)

Net increase (decrease) in cash and cash equivalents		4,933		(1,420)		(1,449)
Cash and cash equivalents at the beginning of the period		371		1,791		3,240

Cash and cash equivalents at the end of the period	$	5,304	$	371	$	1,791

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(Thousands of Dollars, Except Unit Data)

	Units		Members’ Equity		Accumulated Other Comprehensive Income		Total

Balance as of January 1, 2008	42,500,990	$	546,753	$	7,033	$	553,786
Net income	0		66,296		0		66,296
Other comprehensive income (loss):
Share of NuStar Energy L.P.’s other comprehensive loss	0		0		(8,892)		(8,892)
Pension and other postretirement benefit plan adjustments, net of tax benefit of $2,272	0		0		(3,927)		(3,927)

Total comprehensive income (loss)	0		66,296		(12,819)		53,477

Distributions to unitholders	0		(64,176)		0		(64,176)
Charges related to NuStar Energy L.P.’s issuance of limited partner units	0		(757)		0		(757)
Unit-based compensation	2,794		1,120		0		1,120

Balance as of December 31, 2008	42,503,784		549,236		(5,786)		543,450

Net income	0		68,097		0		68,097
Other comprehensive income (loss):
Share of NuStar Energy L.P.’s other comprehensive income	0		0		4,362		4,362
Pension and other postretirement benefit plan adjustments, net of tax benefit of $3,508	0		0		(5,568)		(5,568)

Total comprehensive income (loss)	0		68,097		(1,206)		66,891

Distributions to unitholders	0		(73,320)		0		(73,320)
Unit-based compensation	10,710		1,187		0		1,187

Balance as of December 31, 2009	42,514,494		545,200		(6,992)		538,208

Net income	0		72,463		0		72,463
Other comprehensive income:
Share of NuStar Energy L.P.’s other comprehensive income	0		0		6,679		6,679
Pension and other postretirement benefit plan adjustments, net of tax expense of $105	0		0		784		784

Total comprehensive income	0		72,463		7,463		79,926

Distributions to unitholders	0		(77,589)		0		(77,589)
Unit-based compensation	30,165		918		0		918

Balance as of December 31, 2010	42,544,659	$	540,992	$	471	$	541,463

See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009, and 2008

1. ORGANIZATION

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On December 31, 2010, we owned approximately 17.6% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•

100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,283,359 common units of NuStar Energy representing a 15.6% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands, including St. Eustatius in the Caribbean, Canada, the United Kingdom and Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

These consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in NuStar Energy

We account for our 17.6% investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy even though our ownership did not exceed 20% as of December 31, 2010. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2010 is recoverable.

Accounting for Sales of Units by NuStar Energy

In November 2008, the Financial Accounting Standards Board (FASB) issued revised requirements for equity method investments. Effective January 1, 2009 we adopted these revised requirements, and began to account for issuances of common units by NuStar Energy as if we had sold a proportionate share of our investment, such that we record any gain or loss in earnings. Prior to adopting this revised requirement, we accounted for increases or decreases in our investment in NuStar Energy resulting from its sales of common units directly in “Members’ equity,” in accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (SAB 51). Please refer to Note 4 for a description of the issuances of common units by NuStar Energy.

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

On August 14, 2006, NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). We account for income taxes under the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred taxes using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. NuStar GP Holdings or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2006 through 2010.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2010 and 2009.

Unit-Based Compensation

We account for awards of NS unit options, performance awards and restricted units to employees and directors of NuStar GP, LLC at fair value, whereby a liability for the award is initially recorded and subsequent changes in the fair value are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units and performance awards equals the market price of NS common units at each reporting date. However, performance awards are earned only upon NuStar Energy’s achievement of an objective performance measure. We record compensation expense each reporting period such that the cumulative compensation expense equals the portion of the award’s current fair value that has vested. We

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units and performance awards until the date of vesting.

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

Reclassifications

Certain previously reported amounts in the 2008 and 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the FASB issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, except the requirements related to the Level 3 roll forward, which we adopted January 1, 2011, and they did not have a material impact on our disclosures.

Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB revised the guidance for pro forma disclosure requirements for business combinations. The accounting guidance for business combinations requires public entities to disclose certain pro forma financial information for material business combinations that occur during the period. Previously, public entities were required to disclose pro forma information as if the business combination had occurred as of the beginning of the year and had occurred as of the beginning of the comparable prior year. The revised guidance would require pro forma disclosures be presented as if the business combination occurred at the beginning of the prior annual period. The revised disclosure provisions are effective for business combinations with acquisition dates occurring in fiscal years beginning after December 15, 2010. We adopted these provisions on January 1, 2011.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. INVESTMENT IN NUSTAR ENERGY

On May 19, 2010, NuStar Energy issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. NuStar Energy received proceeds of $240.1 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $5.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 18.7% at December 31, 2009 to 17.6% at December 31, 2010. This issuance resulted in a gain of $7.8 million or $0.18 per unit for the year ended December 31, 2010, which is included in “Other income (expense), net” on our consolidated statements of income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

In November 2009, NuStar Energy issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. NuStar Energy received proceeds of $288.8 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $6.2 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 20.5% at December 31, 2008 to 18.7% at December 31, 2009. This issuance resulted in a gain of $5.4 million or $0.13 per unit for the year ended December 31, 2009, which is included in “Other income (expense), net” on our consolidated statements of income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information

Condensed financial information reported by NuStar Energy is summarized below:

		December 31,
		2010		2009
		(Thousands of Dollars)

Balance Sheet Information:
Current assets	$	939,507	$	734,719
Property, plant and equipment, net		3,187,457		3,028,196
Goodwill		813,270		807,742
Other long-term assets, net		446,159		204,016

Total assets	$	5,386,393	$	4,774,673

Current liabilities	$	393,229	$	338,754
Long-term debt, less current portion		2,136,248		1,828,993
Other long-term liabilities		154,216		121,958

Total liabilities		2,683,693		2,289,705

Partners’ equity		2,702,700		2,484,968

Total liabilities and partners’ equity	$	5,386,393	$	4,774,673

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars)

Statement of Income Information:
Revenues	$	4,403,061	$	3,855,871	$	4,828,770
Operating income		302,557		273,316		310,073
Net income		238,970		224,875		254,018

Other

Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

		December 31,
		2010		2009
		(Thousands of Dollars)

NuStar Energy’s total partners’ equity	$	2,702,700	$	2,484,968
NuStar GP Holdings’ ownership interest in NuStar Energy		17.6%		18.7%

NuStar GP Holdings’ share of NuStar Energy’s partners’ equity		475,675		464,689
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other		91,001		94,830

Investment in NuStar Energy	$	566,676	$	559,519

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from the 2001 Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in NuStar Energy’s identifiable assets and liabilities as of December 31, 2001 of which $81.8 million is being amortized as a reduction to equity in earnings of NuStar Energy over approximately 28 years. This amount also includes the portion of goodwill resulting from the 2001 Acquisition that was attributed to our investment in NuStar Energy. Since 26.4% of the equity interest in NuStar Energy was owned by public unitholders as of the date of the 2001 Acquisition, a significant portion of the total ownership interest in NuStar Energy was deemed to be held by the public according to GAAP, thereby preventing the adjustment of the reported financial statements of NuStar Energy.

The following table summarizes our equity in earnings of NuStar Energy:

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars)

NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$	4,113	$	3,924	$	4,586
General partner incentive distribution (a)		33,304		28,712		24,764

General partner’s interest in earnings and incentive distributions of NuStar Energy		37,417		32,636		29,350
NuStar GP Holdings’ limited partner interest in earnings of NuStar Energy		32,326		35,821		43,156
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities		(2,884)		(2,884)		(2,884)

NuStar GP Holdings’ equity in earnings of NuStar Energy	$	66,859	$	65,573	$	69,622

(a)	For the first quarter of 2008, NuStar Energy’s net income allocation to general and limited partners reflected total cash distributions based on the partnership interests outstanding as of March 31, 2008. NuStar Energy issued 5,050,800 common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, our portion of the actual distributions made with respect to the year ended December 31, 2008, including the IDR, exceeded the net income allocated to us.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had a receivable from NuStar Energy of $10.3 million and $10.6 million, as of December 31, 2010 and 2009, respectively, relating to payroll, employee benefit plans and unit-based compensation. We also had a long-term receivable of $10.1 million and $7.7 million from NuStar Energy as of December 31, 2010 and 2009, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars)

Expenses for payroll, employee benefit plans and unit-based compensation	$	208,805	$	183,329	$	159,944
Other		383		376		335

Total related party transactions charged to NuStar Energy	$	209,188	$	183,705	$	160,279

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

Effective as of January 1, 2008, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement. The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million plus 1.0% of NuStar GP, LLC’s domestic bonus and unit-based compensation expense, subject to certain other adjustments. For 2008, the Holdco Administrative Services Expense totaled $0.8 million plus 1.0% of NuStar GP LLC’s domestic bonus and unit-based compensation expense. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred related to the Administration Agreement and the GP Services Agreement were $1.5 million, $1.4 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the period indicated among its general and limited partners:

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars, Except Per Unit Data)

General partner interest	$	6,227	$	5,430	$	5,058
General partner incentive distribution		33,304		28,712		25,294

Total general partner distribution		39,531		34,142		30,352
Limited partner distribution		43,924		43,557		41,827

Total distributions to NuStar GP Holdings		83,455		77,699		72,179
Public unitholders’ distributions		227,923		193,751		180,643

Total cash distributions	$	311,378	$	271,450	$	252,822

Cash distributions per unit applicable to limited partners	$	4.280	$	4.245	$	4.085

In February 2011, NuStar Energy paid a quarterly cash distribution totaling $79.6 million, or $1.075 per unit, related to the fourth quarter of 2010.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following liabilities are measured at fair value on a recurring basis:

		December 31, 2010
		Level 1		Level 2		Level 3		Total
		(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$	14,968	$	-	$	-	$	14,968
NuStar Energy unit options		-		7,076		-		7,076

Total	$	14,968	$	7,076	$	-	$	22,044

		December 31, 2009
		Level 1		Level 2		Level 3		Total
		(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$	8,689	$	-	$	-	$	8,689
NuStar Energy unit options		-		5,418		-		5,418

Total	$	8,689	$	5,418	$	-	$	14,107

The fair value of NS unit options is determined using the Black-Scholes option-pricing model based on certain assumptions for expected life, volatility, distribution yield and risk-free interest rate. The expected life of NS unit options granted is the period of time from the valuation date to the date of expected exercise or other expected settlement. Expected volatility for NS unit options is based on closing prices of NS common units for periods corresponding to the life of options granted. Expected distribution yield is based on annualized distributions at the valuation date for NS unit options. The risk-free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options at the valuation date for NS unit options. Accrued compensation expense for NS unit options was determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	December 31,
	2010	2009

Expected life in years	6.3	6.2
Expected volatility	23.3%	48.9%
Expected distribution yield	6.2%	7.6%
Risk-free interest rate	0.4%	0.9%

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and liabilities were as follows:

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars)

Decrease (increase) in current assets:
Receivable from NuStar Energy	$	1,671	$	(6,122)	$	(3,441)
Income tax receivable		5,798		(5,076)		2,148
Other receivables		(36)		(24)		(681)
Other current assets		50		(134)		12
Increase (decrease) in current liabilities:
Accounts payable		(339)		11		169
Payable to NuStar Energy		-		-		(56)
Accrued compensation expense		10,054		8,158		2,472
Accrued liabilities		(431)		102		(161)
Income tax payable		302		-		-
Taxes other than income tax		208		(60)		(203)

Changes in current assets and liabilities	$	17,277	$	(3,145)	$	259

Cash flows related to interest and income tax were as follows:

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars)

Cash paid for interest	$	847	$	221	$	230
Cash (refunded) paid for income tax, net	$	(4,036)	$	3,523	$	(718)

Non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008 included:

•	Adjustments to our investment in NuStar Energy and accumulated other comprehensive income through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive income; and

•	Pension funding adjustments recognized in accumulated other comprehensive income.

In addition, for the year ended December 31, 2008, a SAB 51 charge was recognized as a non-cash investing activity in conjunction with NuStar Energy’s issuance of common units.

9. CREDIT FACILITY

Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements.

On July 15, 2010, we entered into a 364-day revolving credit facility (2010 Credit Facility) that matures on July 14, 2011 with a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 3.1% as of December 31, 2010. These interest rates are 1.75% lower than the rates that were in effect under our previous revolving credit facility, which matured on July 16, 2010 (2009 Credit Facility).

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our obligations under the 2010 Credit Facility are unsecured. The 2010 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers.

The terms of the 2010 Credit Facility, which are similar to those under the 2009 Credit Facility, require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters, subject to adjustment following certain acquisitions. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants, including the debt-to-EBITDA ratio, which was 4.6x as of December 31, 2010.

During the second quarter of 2010, we borrowed $5.2 million under the 2009 Credit Facility mainly to fund our $5.1 million contribution to NuStar Energy to maintain our 2% general partner interest following its issuance of common units in May 2010. On July 15, 2010, we borrowed $19.5 million under the 2010 Credit Facility to repay in full the balance on the 2009 Credit Facility. During the fourth quarter of 2010, we repaid $3.5 million under the 2010 Credit Facility. As of December 31, 2010, we had availability of $14.0 million for borrowings or letters of credit under the 2010 Credit Facility. The weighted average interest rate related to combined borrowings under both the 2010 Credit Facility and the 2009 Credit Facility for the year ended December 31, 2010 was 4.0%.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in NuStar Energy’s estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. NuStar Energy cannot currently estimate when or if a settlement will be finalized.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the United States District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. NuStar Energy intends to vigorously defend against Eres’ claims in arbitration.

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

Commitments

As of December 31, 2010, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

11. NET INCOME PER UNIT

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

Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Year Ended December 31,
	2010	2009	2008
Basic units outstanding:
Weighted average number of basic units outstanding	42,517,525	42,505,534	42,501,586

Diluted units outstanding:
Weighted average number of basic units outstanding	42,517,525	42,505,534	42,501,586
Effect of dilutive securities	8,662	-	-

Weighted average number of diluted units outstanding	42,526,187	42,505,534	42,501,586

The computation of diluted net income per unit for the years ended December 31, 2009 and 2008 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would be anti-dilutive.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. MEMBERS’ EQUITY

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

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars, Except Per Unit Data)

Cash distributions per unit	$1.87	$1.73	$1.58
Total cash distributions	$79,517	$73,537	$67,153

In February 2011, we paid a quarterly cash distribution totaling $20.4 million, or $0.48 per unit, related to the fourth quarter of 2010.

Accumulated Other Comprehensive Income

The balance of and changes in the components included in “Accumulated other comprehensive income (loss)” were as follows:

	Share of NuStar Energy’s Other Comprehensive Income	Pension and Other Postretirement Benefit Plan Adjustments, net of tax	Accumulated Other Comprehensive (Loss) Income
	(Thousands of Dollars)
Balance as of January 1, 2008	$5,985	$1,048	$7,033
Share of NuStar Energy’s other comprehensive loss	(8,892)	-	(8,892)
Pension and other postretirement benefit plan adjustments, net of tax benefit of $2,272	-	(3,927)	(3,927)

Balance as of December 31, 2008	(2,907)	(2,879)	(5,786)

Share of NuStar Energy’s other comprehensive income	4,362	-	4,362
Pension and other postretirement benefit plan adjustments, net of tax benefit of $3,508	-	(5,568)	(5,568)

Balance as of December 31, 2009	1,455	(8,447)	(6,992)

Share of NuStar Energy’s other comprehensive income	6,679	-	6,679
Pension and other postretirement benefit plan adjustments, net of tax expense of $105	-	784	784

Balance as of December 31, 2010	$8,134	$(7,663)	$471

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

13. EMPLOYEE BENEFIT PLANS

The NuStar Thrift Plan

The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Effective May 1, 2010, Thrift Plan participants may designate all or any portion of their contributions as Roth 401(k) contributions as defined in the Code. Our matching contributions to the Thrift Plan for the years ended December 31, 2010, 2009 and 2008 totaled $5.9 million, $5.3 million and $4.7 million, respectively.

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

Pension and Other Postretirement Benefits

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a defined benefit final average pay formula (FAP) based on years of service and compensation during their period of service. Employees become fully vested in their Pension Plan benefits upon attaining five years of vesting service. Effective January 1, 2011, the FAP was frozen to participants entering the Pension Plan. New participants will now be eligible for a defined benefit cash balance formula based on age and service, and become fully vested in their Pension Plan benefits upon attaining three years of vesting service.

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar GP, LLC also provides a medical benefits plan for retired employees, referred to as other postretirement benefits.

NuStar Energy reimbursed and will continue to reimburse all costs incurred by us related to these employee benefit plans at cost. We charged NuStar Energy $13.1 million, $9.4 million, and $8.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, for these employee benefit plans. Our current and noncurrent liabilities for these employee benefits are included in “Accrued compensation expense” and “Employee benefit plan liabilities,” respectively, on our consolidated balance sheets.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2010 and 2009 were as follows:

	Pension Plans					Other Postretirement Benefit Plans
		2010		2009		2010		2009
		(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$	36,714	$	19,081	$	13,586	$	9,851
Service cost		11,384		8,155		904		667
Interest cost		2,233		1,343		832		699
Benefits paid		(962)		(253)		(64)		(31)
Participants contributions		-		-		27		17
Actuarial loss		923		8,388		83		2,383

Benefit obligation, December 31	$	50,292	$	36,714	$	15,368	$	13,586

Change in plan assets:
Plan assets at fair value, January 1	$	27,236	$	15,309	$	-	$	-
Actual return on plan assets		3,603		3,180		-		-
Company contributions		17,000		9,000		37		14
Benefits paid		(962)		(253)		(64)		(31)
Participants contributions		-		-		27		17

Plan assets, December 31	$	46,877	$	27,236	$	-	$	-

Reconciliation of funded status:
Fair value of plan assets at December 31	$	46,877	$	27,236	$	-	$	-
Less: Benefit obligation at December 31		50,292		36,714		15,368		13,586

Funded status at December 31		(3,415)		(9,478)		(15,368)		(13,586)
Unrecognized net loss		10,173		11,063		2,597		2,596

Prepaid (accrued) benefit cost	$	6,758	$	1,585		$(12,771)	$	(10,990)

Amounts recognized in the consolidated balance sheets:
Other assets	$	1,189	$	-	$	-	$	-
Accrued compensation expense		(93)		-		(116)		(71)
Employee benefit plan liabilities		(4,511)		(9,478)		(15,252)		(13,515)

Net pension liability	$	(3,415)	$	(9,478)	$	(15,368)	$	(13,586)

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

		Pension Plans Year Ended December 31,						Other Postretirement Benefit Plans Year Ended December 31,
		2010		2009		2008		2010		2009		2008
		(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$	11,384	$	8,155	$	7,293	$	904	$	667	$	593
Interest cost		2,233		1,343		750		832		699		523
Expected return on assets		(2,314)		(1,600)		(992)		-		-		-
Amortization of prior service credit		(18)		(18)		(18)		-		-		-
Amortization of net loss		542		132		35		83		-		-

Net periodic benefit cost	$	11,827	$	8,012	$	7,068	$	1,819	$	1,366	$	1,116

Adjustments related to our Pension Plans and other postretirement benefit plans recognized in other comprehensive income were as follows:

		Pension Plans Year Ended December 31,						Other Postretirement Benefit Plans Year Ended December 31,
		2010		2009		2008		2010		2009		2008
		(Thousands of Dollars)
Net unrecognized actuarial gain (loss) arising during the year	$	366	$	(6,808)	$	(5,438)	$	(84)	$	(2,382)	$	(778)
Net (gain) loss reclassified into income:
Amortization of prior service credit		(18)		(18)		(18)		-		-		-
Amortization of net loss		542		132		35		83		-		-

Net loss reclassified into income		524		114		17		83		-		-
Tax (expense) benefit		(136)		2,591		1,984		31		917		288

Total changes in other comprehensive income (loss)	$	754	$	(4,103)	$	(3,437)	$	30	$	(1,465)	$	(490)

Amounts related to our Pension Plans and other postretirement benefit plans recorded as a component of accumulated other comprehensive income were as follows:

		Pension Plans December 31,						Other Postretirement Benefit Plans December 31,
		2010		2009		2008		2010		2009		2008
		(Thousands of Dollars)
Unrecognized actuarial loss	$	(10,294)	$	(11,202)	$	(4,526)	$	(2,597)	$	(2,596)	$	(214)
Prior service credit		121		139		157		-		-		-
Deferred tax asset		4,081		4,217		1,626		1,026		995		78

Accumulated other comprehensive loss, net of tax	$	(6,092)	$	(6,846)	$	(2,743)	$	(1,571)	$	(1,601)	$	(136)

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2010, 2009 and 2008, the balance of accumulated other comprehensive income that had not been recognized as a component of net periodic benefit cost related to the respective unrecognized actuarial loss and prior service credit is shown in the table above. In 2011, we expect to recognize $485,000 and $71,000 of the unrecognized actuarial loss for Pension Plans and other postretirement benefit plans, respectively, and $18,000 of prior year service credit for Pension Plans as components of periodic benefit cost.

The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2010 and 2009 was $37.3 million and $25.5 million, respectively.

The aggregate benefit obligation and accumulated benefit obligation of the Excess Pension Plan and the SERP, which did not have any plan assets, were as follows:

	December 31,
	2010	2009
	(Thousands of Dollars)
Benefit obligation	$4,604	$4,150
Accumulated benefit obligation	3,112	2,458

The allocations of plan assets for the Pension Plan were as follows:

	December 31,
	2010	2009
Equity securities	67%	65%
Fixed income securities	32%	34%
Cash equivalent securities	1%	1%

The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis and the allocation as of December 31, 2010 was in line with our target.

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

In December 2008, the FASB issued additional guidance on an employer’s disclosures about plan assets of a defined pension or other postretirement plan that includes requiring fair value disclosures for each major class of plan assets into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists. This new guidance applies to disclosures about plan assets for fiscal years ending after December 15, 2009, and is not required for earlier periods that are presented for comparative purposes. We adopted these disclosure requirements for plan assets as of December 31, 2009.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan, were as follows:

		December 31, 2010
		Level 1		Level 2		Level 3		Total
		(Thousands of Dollars)
Asset class:
Cash equivalent securities	$	386	$	-	$	-	$	386
Equity securities:
U.S. large cap equity fund (a)		-		26,596		-		26,596
International stock index fund (b)		4,800		-		-		4,800
Fixed income securities:
Bond market index fund (c)		15,095		-		-		15,095

Total	$	20,281	$	26,596	$	-	$	46,877

		December 31, 2009
		Level 1		Level 2		Level 3		Total
		(Thousands of Dollars)
Asset class:
Cash equivalent securities	$	178	$	-	$	-	$	178
Equity securities:
U.S. large cap equity fund (a)		-		15,092		-		15,092
International stock index fund (b)		2,642		-		-		2,642
Fixed income securities:
Bond market index fund (c)		9,324		-		-		9,324

Total	$	12,144	$	15,092	$	-	$	27,236

(a)	This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
(b)	This fund tracks the performance of the Total International Composite Index.
(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

During 2010, we contributed $17.0 million to the Pension Plan. We estimate our minimum required contribution to the Pension Plan during 2011 will be approximately $11.0 million under the Employee Retirement Income Security Act, which we expect to contribute to the Pension Plan during 2011. Since costs incurred by us related to the Pension Plan and our other postretirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2011	$1,604	$116
2012	2,235	190
2013	2,741	293
2014	3,489	435
2015	4,145	625
Years 2016-2020	39,724	6,069

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Plans December 31,		Other Postretirement Benefit Plans December 31,
	2010	2009	2010	2009
Discount rate	5.82%	6.16%	5.80%	6.14%
Rate of compensation increase	4.07%	4.56%	n/a	n/a

The discount rate assumption used to determine the pension obligations at December 31, 2010 and December 31, 2009 were based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required a minimum rating of AA or better by Moody Investor Service, Inc. or a rating of AA or better by Standard & Poor’s.

The Pension Plans rate of compensation increase as of December 31, 2009 changed from the previously disclosed amount due to a revised approach for estimating the benefit obligation. This new approach updates the average age used and is not considered a change in method.

The weighted average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans Year Ended December 31,			Other Postretirement Benefit Plans Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Discount rate	6.16%	7.13%	6.82%	6.14%	7.11%	6.80%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	4.56%	4.66%	4.66%	n/a	n/a	n/a

The Pension Plans rate of compensation increase for the years ended December 31, 2009 and 2008 changed from the previously disclosed amounts due to a revised approach for estimating the net periodic benefit cost. This new approach updates the average age used and is not considered a change in method.

The assumed health care cost trend rates were as follows:

	December 31,
	2010	2009
Health care cost trend rate assumed for next year	7.36%	7.38%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2018	2018

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

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. UNIT-BASED COMPENSATION

As of December 31, 2010, we had the following long-term incentive plans:

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

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the 2006 LTIP can include NSH unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights.

We purchase NuStar Energy (NS) common units as needed to satisfy awards granted under the 2000 LTIP, the UOP and the UIP.

The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2010		2009		2008
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	21,380	(a)	23,233	(a)	14,470	(a)
Unit options	—	—	—	—	2,600	1/5 per year
Restricted units	191,430	1/5 per year	194,973	1/5 per year	236,868	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	3,938	1/3 per year	5,076	1/3 per year	5,625	1/3 per year
UIP:
Unit options	—	—	—	—	795	1/5 per year
Restricted units (b)	11,520	1/5 per year	10,692	1/5 per year	16,321	1/5 per year
2006 LTIP:
Restricted units	21,935	1/5 per year	24,290	1/5 per year	30,300	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	6,156	1/3 per year	8,627	1/3 per year	10,308	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met, as defined in the award agreements.
(b)	The UIP restricted unit grants include 2,460, 2,382 and 2,526 restricted unit awards granted to certain international employees for the years ended December 31, 2010, 2009 and 2008, respectively, that vest 1/3 per year, as defined in the award agreements.
(c)	Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “general and administrative expenses” on our consolidated statements of income.

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2010 and 2009, we had accrued $22.0 million and $14.1 million, respectively, for the outstanding awards of NS unit options, performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets. As of December 31, 2010, NS common units that remained available to be awarded totaled 122,842 under the 2000 LTIP and 247,526 under the UIP. Substantially all approved awards under the UOP have been granted as of December 31, 2010. NSH units that remained available totaled 1,571,605 under the 2006 LTIP as of December 31, 2010.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars)

Long-term incentive plan compensation expense charged to NuStar Energy	$	20,349	$	15,060	$	5,254
Expenses resulting from NuStar GP Holdings awards to non-employee directors		225		225		392

Unit Options

Under the terms of our unit option plan, the exercise price of options granted is not less than the fair market value of our common units on the date of grant. Options become exercisable pursuant to the individual written agreements between the participants and us, usually in five equal annual installments beginning at the date of grant, with unexercised options expiring seven to ten years from the date of grant.

The fair value of each NSH unit option grant was estimated using the Black-Scholes option-pricing model on the grant date. The expected life of NSH unit options granted is the period of time from the grant date to the date of expected exercise or other expected settlement. Expected volatility for NSH unit options is based on closing prices of NSH common units for periods corresponding to the life of options granted. Expected distribution yield is based on annualized distributions at the grant date for NSH unit options. The risk-free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options at the grant date for NSH unit options.

On November 16, 2007, we granted 324,100 NSH unit options at $31.55, which was our only grant of options under the 2006 LTIP. These options expire seven years from the grant date and vest in annual one-third increments beginning on November 16, 2010. The total intrinsic value of unit options exercised during the year ended December 31, 2010 was $0.1 million. No NSH unit options were exercised during the years ended December 31, 2009 and 2008.

The following table summarizes the status of outstanding NSH unit options granted under the 2006 LTIP:

Number of Unit Options

Balance as of January 1, 2010	324,100
Exercised	(11,667)

Balance as of December 31, 2010	312,433

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the status of vested NSH unit options granted under the 2006 LTIP:

	Number of Unit Options	Weighted- Average Exercise Price Per Unit	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(Thousands of Dollars)

Outstanding and Exercisable as of December 31, 2010	96,369	$ 31.55	3.9	$ 461

Restricted Units

The following table summarizes information related to outstanding NSH restricted units awarded under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit

Balance as of January 1, 2010	48,530	17,187	65,717	$23.05
Granted	21,935	6,156	28,091	$36.54
Vested	(14,506)	(7,999)	(22,505)	$23.13

Balance as of December 31, 2010	55,959	15,344	71,303	$28.34

The weighted-average grant-date fair value of restricted units granted during the years ended December 31, 2010, 2009, and 2008 was $36.54, $26.07, and $19.40 per unit, respectively. The total fair value of NSH restricted units that vested during the years ended December 31, 2010, 2009, and 2008 was $0.8 million, $0.3 million, and $0.1 million, respectively.

15. INCOME TAXES

Components of income tax benefit were as follows:

		Year Ended December 31,
		2010		2009		2008
		(Thousands of Dollars)

Current:
U.S. federal	$	(1,905)	$	1,485	$	(1,362)
U.S. state		(158)		61		(65)

Total current		(2,063)		1,546		(1,427)

Deferred:
U.S. federal		2,301		(690)		1,456
U.S. state		181		(22)		69

Total deferred		2,482		(712)		1,525

Total income tax benefit	$	419	$	834	$	98

NUSTAR GP HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

		December 31,
		2010		2009
		(Thousands of Dollars)

Deferred income tax assets:
Share/option compensation	$	8,429	$	5,535
Pension		1,698		3,716
Capital loss		44		96
Other state		496		480
Net operating loss		1,280		-
Foreign tax credits		12		-
Valuation allowance		(44)		(96)

Deferred income tax assets		11,915		9,731
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy		(37)		(174)
Other employee benefits		(1,380)		(1,436)

Total net deferred income tax assets	$	10,498	$	8,121

Our U.S. corporate operations have capital loss carryforwards for tax purposes, which are subject to a five-year carryforward limitation on use and expire in 2013. As of December 31, 2010, we have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal capital loss carry forwards, before they expire. The valuation allowance is based on our estimates of taxable income for federal income tax purposes and the period over which deferred income tax assets will be recoverable.

The realization of deferred income tax assets recorded as of December 31, 2010 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more-likely-than-not that the deferred tax assets as of December 31, 2010 will be realized, based upon expected future taxable income and potential tax planning strategies.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)

2010:
Net income	$8,493	$30,886	$17,777	$15,307	$72,463
Basic and diluted net income per unit	0.20	0.73	0.42	0.35	1.70
Cash distributions per unit applicable to limited partners	0.450	0.460	0.480	0.480	1.870

2009:
Net income	$12,008	$21,375	$17,726	$16,988	$68,097
Basic and diluted net income per unit	0.28	0.50	0.42	0.40	1.60
Cash distributions per unit applicable to limited partners	0.430	0.430	0.435	0.435	1.730

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2010.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP HOLDINGS, LLC

Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2011 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2011 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2011 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2011 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2011 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2010, 2009 and 2008” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar GP Holdings, LLC and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

		NUSTAR GP HOLDINGS, LLC:

		Management’s Report on Internal Control over Financial Reporting

		Report of independent registered public accounting firm (KPMG LLP)

		Consolidated Balance Sheets as of December 31, 2010 and 2009

		Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

		Consolidated Statements of Members’ Equity – Years Ended December 31, 2010, 2009 and 2008

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits.

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document

2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Certificate of Formation of UDS Logistics, LLC, dated June 5, 2000	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.02	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC, dated January 19, 2006	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.04	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed July 25, 2006 (File No. 001-32940), Exhibit 3.01

4.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.04	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 11, 2004	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

4.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.06	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 10, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.07	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.09	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.10	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

4.11	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.12	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.14	Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.15	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.17	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.19	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.20	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.21	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated as of July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 4.1

4.22	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company , N.A.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

4.23	Fourth Supplemental Indenture, dated as of April 4, 2008, to Indenture dated as of July 15, 2002, among NuStar Logistics L.P., as issuer, NuStar Energy L.P., as guarantor, NuStar Pipeline Operating Partnership L.P., as affiliate guarantor, and Wells Fargo Bank, National Association, as Successor Trustee	NuStar Energy L.P.’s Current Report on Form 8-K filed April 4, 2008 (File No. 001-16417), Exhibit 4.2

4.24	Fifth Supplemental Indenture, dated as of August 12, 2010, to Indenture dated as of July 15, 2002, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor and Wells Fargo Bank, National Association, as Successor Trustee	NuStar Energy L.P.’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-16417), Exhibit 4.3

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.25	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.23

4.26	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.27	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.28	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.29	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.30	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.31	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.32	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.30

4.33	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.34	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC, dated as of July 19, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 4.01

4.35	Amendment No. 1, effective as of February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC (f/k/a Valero GP Holdings, LLC) and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

10.01	364-Day Revolving Credit Agreement dated as of July 15, 2010, among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, and The Lenders Party Thereto	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 19, 2010 (File No. 001-32940), Exhibit 10.01

10.02	5-Year Revolving Credit Agreement dated as of December 10, 2007 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC and Mizuho Corporate Bank Ltd., as Co-Documentation Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and J.P. Morgan Securities Inc. and Suntrust Robinson Humphrey, as Co-lead Arrangers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-32940), Exhibit 10.04

10.03	First Amendment to 5-Year Revolving Credit Agreement, dated as of August 18, 2010, among NuStar Logistics, L.P., as Borrower, NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto	NuStar Energy L.P.’s Current Report on Form 8-K filed August 20, 2010 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.04	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.05	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, as amended	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.58

+10.06	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.07	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.01

+10.08	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.09	Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

+10.10	Form of Performance Unit Agreement under the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

+10.11	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.02

+10.12	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.13	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.14	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.03

+10.15	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

+10.16	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.02

+10.17	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.18	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 1010 (File No. 001-16417), Exhibit 10.03

+10.19	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-32940), Exhibit 10.12

+10.20	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.21	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

+10.22	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.23	Form of Non-Employee Director Restricted Unit and Distribution Equivalent Right Award Agreement under the Valero GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.05

+10.24	Form of Non-Employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.02

+10.25	Form of Non-employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.26	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.02

+10.27	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.03

+10.28	Form of 2010 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.29	Form of Unit Option Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.30	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.15

+10.31	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

+10.32	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.17

+10.33	Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and Curtis V. Anastasio, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.34	Form of Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and each of the executive officers of NuStar GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

+10.35	Form of Waiver to Non-Employee Director Award Agreement	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed May 28, 2008 (File No. 001-16417), Exhibit 10.01

10.36	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.37	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and Valero GP Holdings, LLC, dated effective as of June 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.38	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.39	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

+10.40	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, Valero GP Holdings, LLC and Valero GP, LLC, effective as of December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

+10.41	Valero L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

10.42	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2007 (File No. 001-32940), Exhibit 10.52

10.43	Amendment to Sale and Purchase Agreement dated January 10, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.4

10.44	Second Amendment to Sale and Purchase Agreement dated March 20, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.5

10.45	Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.46	Peregrino Crude Oil Purchase/Sale Agreement between Statoil Brasil Óleo E Gas Limitada and NuStar Marketing LLC dated as of November 17, 2010	*#

10.47	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.48	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. Dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.49	Application for Letter of Credit and Reimbursement Agreement Between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. Dated as of July 15, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.02

10.50	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.51	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 25, 2011	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Consolidated Financial Statements of NuStar Energy L.P. for the Year Ended December 31, 2010	*

101	The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text	**

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

**	Submitted electronically herewith

#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed by NuStar Energy L.P. with the Securities and Exchange Commission (SEC). The redacted material was filed separately with the SEC.

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

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
February 25, 2011

By:	/s/ Steven A. Blank

Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
February 25, 2011

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Vice President and Controller
February 25, 2011

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

Signature	Title	Date

/s/ William E. Greehey (William E. Greehey)	Chairman of the Board	February 25, 2011

/s/ Curtis V. Anastasio (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Steven A. Blank (Steven A. Blank)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2011

/s/ Thomas R. Shoaf (Thomas R. Shoaf)	Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/s/ William B. Burnett (William B. Burnett)	Director	February 25, 2011

/s/ James F. Clingman (James F. Clingman)	Director	February 25, 2011

/s/ Stan L. McLelland (Stan L. McLelland)	Director	February 25, 2011