Form 10-Q
period 2011-03-31
NuStar GP Holdings, LLC
filed 2011-05-05
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 1-32940
  _________________________________________
NUSTAR GP HOLDINGS, LLC
(Exact name of registrant as specified in its charter)
  _________________________________________

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 West San Antonio, Texas	78248
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (210) 918-2000
 _________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2011 was 42,564,475.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,201	$5,304
Receivable from NuStar Energy L.P.	12,182	10,345
Income tax receivable	1,099	—
Other receivables	977	831
Deferred income tax assets, net	4,925	4,870
Other current assets	224	303
Total current assets	21,608	21,653
Investment in NuStar Energy L.P.	556,124	566,676
Long-term receivable from NuStar Energy L.P.	10,733	10,088
Deferred income tax assets, net	5,376	5,628
Other assets	15	1,189
Total assets	$593,856	$605,234
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$11,500	$16,000
Accounts payable	432	89
Accrued compensation expense	23,748	24,727
Accrued liabilities	348	398
Income tax payable	—	302
Taxes other than income tax	310	1,056
Total current liabilities	36,338	42,572
Employee benefit plan liabilities	23,389	21,199
Commitments and contingencies (Note 8)
Members’ equity	531,524	540,992
Accumulated other comprehensive income	2,605	471
Total members’ equity	534,129	541,463
Total liabilities and members’ equity	$593,856	$605,234
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2011	2010
Equity in earnings of NuStar Energy L.P.	$11,342	$9,301
General and administrative expenses	(744)	(793)
Other (expense) income, net	(619)	125
Interest expense, net	(178)	(318)
Income before income tax benefit	9,801	8,315
Income tax benefit	382	178
Net income	$10,183	$8,493
Basic and diluted net income per unit	$0.24	$0.20
Weighted average number of basic units outstanding	42,544,659	42,514,494
Weighted average number of diluted units outstanding	42,584,313	42,514,494
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$10,183	$8,493
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(11,342)	(9,301)
Distributions of equity in earnings from NuStar Energy L.P.	11,342	9,301
Loss (gain) on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	619	(125)
(Benefit) provision for deferred income tax	(1,084)	1,015
Changes in current assets and liabilities (Note 6)	(2,550)	(5,589)
Decrease in other assets	1,174	—
Increase in long-term receivable from NuStar Energy L.P.	(645)	(667)
Increase in employee benefit plan liabilities	2,190	3,327
Net cash provided by operating activities	9,887	6,454
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	9,854	10,884
Investment in NuStar Energy L.P.	(2,105)	—
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	4,183	1,271
Net cash provided by investing activities	11,932	12,155
Cash Flows from Financing Activities:
Repayment of short-term debt	(4,500)	—
Distributions to unitholders	(20,422)	(18,494)
Net cash used in financing activities	(24,922)	(18,494)
Net (decrease) increase in cash and cash equivalents	(3,103)	115
Cash and cash equivalents at the beginning of the period	5,304	371
Cash and cash equivalents at the end of the period	$2,201	$486
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2011, we owned approximately 17.6% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,253,174 common units of NuStar Energy representing a 15.6% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands, including St. Eustatius in the Caribbean, Canada, the United Kingdom, Mexico and Turkey.
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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three months ended March 31, 2011 and 2010 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Reclassifications
Certain previously reported amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	March 31, 2011	December 31, 2010
	(Unaudited)
Balance Sheet Information:
Current assets	$1,131,124	$939,507
Property, plant and equipment, net	3,260,252	3,187,457
Goodwill	843,294	813,270
Other long-term assets, net	430,550	446,159
Total assets	$5,665,220	$5,386,393
Current liabilities	$461,350	$393,229
Long-term debt, less current portion	2,361,464	2,136,248
Other long-term liabilities	163,823	154,216
Total liabilities	2,986,637	2,683,693
NuStar Energy partners' equity	2,663,017	2,702,700
Noncontrolling interest	15,566	—
Total liabilities and partners’ equity	$5,665,220	$5,386,393

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,234,616	$945,529
Operating income	55,731	39,773
Net income	28,516	19,703

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	March 31, 2011	December 31, 2010
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,663,017	$2,702,700
NuStar GP Holdings’ ownership interest in NuStar Energy	17.6%	17.6%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	468,691	475,675
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	87,433	91,001
Investment in NuStar Energy	$556,124	$566,676

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS
We had a receivable from NuStar Energy of $12.2 million and $10.3 million, as of March 31, 2011 and December 31, 2010, respectively, relating to payroll, employee benefit plans and unit-based compensation. We also had a long-term receivable of $10.7 million and $10.1 million from NuStar Energy as of March 31, 2011 and December 31, 2010, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$51,976	$50,978
Other	81	104
Total related party transactions charged to NuStar Energy	$52,057	$51,082
GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

4. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,592	$1,467
General partner incentive distribution	8,568	7,799
Total general partner distribution	10,160	9,266
Limited partner distribution	11,022	10,905
Total distributions to NuStar GP Holdings	21,182	20,171
Public unitholders’ distributions	58,434	53,221
Total cash distributions	$79,616	$73,392
Cash distributions per unit applicable to limited partners	$1.075	$1.065

In February 2011, NuStar Energy paid a quarterly cash distribution totaling $79.6 million, or $1.075 per unit, related to the fourth quarter of 2010. On April 27, 2011, NuStar Energy announced a quarterly cash distribution of $1.075 per unit related to the first quarter of 2011. This distribution will be paid on May 13, 2011 to unitholders of record on May 9, 2011 and will total $79.6 million.

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
The following liabilities are measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$14,634	$—	$—	$14,634
NuStar Energy unit options	—	6,134	—	6,134
Total	$14,634	$6,134	$—	$20,768

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$14,968	$—	$—	$14,968
NuStar Energy unit options	—	7,076	—	7,076
Total	$14,968	$7,076	$—	$22,044

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	March 31, 2011	December 31, 2010
Expected life in years	6.3	6.3
Expected volatility	20.2%	23.3%
Expected distribution yield	6.3%	6.2%
Risk-free interest rate	0.4%	0.4%

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(931)	$(9,685)
Income tax receivable	182	(1,195)
Other receivables	(146)	(23)
Other current assets	79	43
Increase (decrease) in current liabilities:
Accounts payable	343	270
Accrued compensation expense	(979)	5,808
Accrued liabilities	(50)	(244)
Income tax payable	(302)	—
Taxes other than income tax	(746)	(563)
Changes in current assets and liabilities	$(2,550)	$(5,589)
Cash flows related to interest and income tax were as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Cash paid for interest	$135	$222
Cash paid for income tax	$823	$2

7. CREDIT FACILITY

Our revolving credit facility matures on July 14, 2011 and has a borrowing capacity of up to $30.0 million, of which, up to $10 million may be available for letters of credit (the 2010 Credit Facility). As of March 31, 2011, we had outstanding borrowings of $11.5 million and availability of $18.5 million for borrowings under the 2010 Credit Facility. The 2010 Credit Facility bears interest at an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 3.1% as of March 31, 2011. The carrying amount of the 2010 Credit Facility approximated its fair value as of March 31, 2011.

The terms of the 2010 Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters. On March 7, 2011, we amended the 2010 Credit Facility to exclude NuStar Energy's unused proceeds from the Gulf Opportunity Zone bond issuances from its total indebtedness in the calculation of the total debt-to-EBITDA ratio. As of March 31, 2011, the total debt-to-EBITDA ratio was 4.4x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of March 31, 2011.

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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2010	$541,463
Net income	10,183
Distributions to unitholders	(20,422)
Other comprehensive income	2,134
Unit-based compensation	771
Balance as of March 31, 2011	$534,129
Comprehensive Income
Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Net income	$10,183	$8,493
Share of NuStar Energy’s other comprehensive income (loss)	1,999	(163)
Pension and other postretirement benefit plan adjustments, net	135	153
Comprehensive income	$12,317	$8,483

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.48	$0.45
Total cash distributions	$20,422	$19,132

In February 2011, we paid a quarterly cash distribution totaling $20.4 million, or $0.48 per unit, related to the fourth quarter of 2010. On April 27, 2011, we announced a quarterly cash distribution of $0.48 per unit related to the first quarter of 2011. This distribution will be paid on May 18, 2011 to unitholders of record on May 9, 2011, and totals $20.4 million.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. NET INCOME PER UNIT
We include restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method.

Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended March 31,
	2011	2010
Basic units outstanding:
Weighted average number of basic units outstanding	42,544,659	42,514,494
Diluted units outstanding:
Weighted average number of basic units outstanding	42,544,659	42,514,494
Effect of dilutive securities	39,654	—
Weighted average number of diluted units outstanding	42,584,313	42,514,494

The computation of diluted net income per unit for the three months ended March 31, 2010 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive.

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2011	2010	2011	2010
	(Thousands of Dollars)
For the three months ended March 31:
Components of net periodic benefit cost:
Service cost	$3,091	$2,846	$253	$226
Interest cost	720	558	222	208
Expected return on assets	(904)	(579)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net loss	121	136	18	21
Net periodic benefit cost	$3,024	$2,957	$493	$455

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2010, Part I “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of March 31, 2011, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,253,174 common units of NuStar Energy representing a 15.6% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. NuStar Energy has terminal facilities in the United States, the Netherlands, including St. Eustatius in the Caribbean, Canada, the United Kingdom, Mexico and Turkey.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2011	2010	Change
Equity in earnings of NuStar Energy	$11,342	$9,301	$2,041
General and administrative expenses	(744)	(793)	49
Other (expense) income, net	(619)	125	(744)
Interest expense, net	(178)	(318)	140
Income before income tax benefit	9,801	8,315	1,486
Income tax benefit	382	178	204
Net income	$10,183	$8,493	$1,690
Basic and diluted net income per unit	$0.24	$0.20	$0.04
The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended March 31,
	2011	2010	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,234,616	$945,529	$289,087
Cost of product sales	992,367	719,221	273,146
Operating expenses	120,239	121,337	(1,098)
Depreciation and amortization expense	38,734	36,459	2,275
Segment operating income	83,276	68,512	14,764
General and administrative expenses	25,983	27,269	(1,286)
Other depreciation and amortization expense	1,562	1,470	92
Operating income	$55,731	$39,773	$15,958
Net income	$28,516	$19,703	$8,813
Net income per unit applicable to limited partners	$0.30	$0.19	$0.11
Cash distributions per unit applicable to limited partners	$1.075	$1.065	$0.010

NuStar Energy's net income increased $8.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to an increase in segment operating income, partially offset by an increase in other expense. NuStar Energy's segment operating income increased $14.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to increased operating income from all of its reportable business segments, especially the asphalt and fuels marketing and storage segments.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2011	2010	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$398	$238	$160
General partner incentive distribution	8,568	7,799	769
General partner’s interest in earnings and incentive distributions of NuStar Energy	8,966	8,037	929
Limited partner interest in earnings of NuStar Energy	3,097	1,985	1,112
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$11,342	$9,301	$2,041
NuStar Energy’s per unit distributions for the three months ended March 31, 2011 increased, compared to the three months ended March 31, 2010, from $1.065 to $1.075. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.
Our equity in earnings related to our limited partner interest in NuStar Energy increased for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to an increase in NuStar Energy’s net income per unit applicable to limited partners.

OUTLOOK
Overall, NuStar Energy expects its results for 2011 to be higher than 2010 due mainly to increases in its storage segment and its asphalt and fuels marketing segment.
NuStar Energy's Storage Segment
For 2011, NuStar Energy expects the storage segment earnings to increase compared to 2010. NuStar Energy expects to benefit from a full year’s contribution of the Mobile, AL terminal acquisition in 2010. In addition, internal growth projects completed in the second half of 2010 as well as those expected to be completed in 2011, mainly at NuStar Energy's St. Eustatius terminal in the Caribbean and its St. James, LA terminal, are expected to positively impact NuStar Energy's earnings.
NuStar Energy's Transportation Segment
NuStar Energy expects the transportation segment earnings for 2011 to be lower than 2010. Throughputs for 2011 are forecasted to decrease compared to 2010 mainly due to changing market conditions and planned turnaround activity at refineries served by NuStar Energy's pipelines. However, the tariffs on NuStar Energy's pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, are expected to increase effective July 1, 2011, when the adjustment takes effect. In addition, NuStar Energy expects to benefit in 2011 from the completion of a pipeline expansion project that will serve Eagle Ford Shale production.
NuStar Energy's Asphalt and Fuels Marketing Segment
NuStar Energy expects the asphalt and fuels marketing segment results to increase for the full year 2011 compared to 2010. NuStar Energy's operations are expected to benefit from a full year of heavy fuel and bunker fuel sales in new markets it entered into in 2010, and from its San Antonio Refinery Acquisition, which closed on April 19, 2011.
We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our 17.6% ownership interest in NuStar Energy as of March 31, 2011. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.
Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.075	$1.065
Total cash distributions by NuStar Energy to all partners	$79,616	$73,392
Cash distributions we received from NuStar Energy:
General partner interest	$1,592	$1,467
General partner incentive distribution	8,568	7,799
Limited partner interest – common units	11,022	10,905
Total cash distributions to us	$21,182	$20,171
Distributions to us as a percentage of total cash distributions	26.6%	27.5%
Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010
Cash distributions received from NuStar Energy for the three months ended March 31, 2011 were $21.2 million compared to $20.2 million for the three months ended March 31, 2010. The cash distributions we received were used principally to fund distributions to our unitholders totaling $20.4 million for the three months ended March 31, 2011, compared to $18.5 million for the three months ended March 31, 2010. We also used excess cash to repay $4.5 million on our revolving credit facility for the three months ended March 31, 2011.
Credit Facility
Our revolving credit facility matures on July 14, 2011 and has a borrowing capacity of up to $30.0 million, of which, up to $10 million may be available for letters of credit (the 2010 Credit Facility). As of March 31, 2011, we had outstanding borrowings of $11.5 million and availability of $18.5 million for borrowings under the 2010 Credit Facility. The 2010 Credit Facility bears interest at an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 3.1% as of March 31, 2011.

The terms of the 2010 Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters. On March 7, 2011, we amended the 2010 Credit Facility to exclude NuStar Energy's unused proceeds from the Gulf Opportunity Zone bond issuances from its total indebtedness in the calculation of the total debt-to-EBITDA ratio. As of March 31, 2011, the total debt-to-EBITDA ratio was 4.4x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of March 31, 2011.

We are in discussions with the lenders to renew or replace our Credit Facility.

Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.48	$0.45
Total cash distributions	$20,422	$19,132
Related Party Transactions
NuStar Energy reimburses us for its share of costs incurred by us related to payroll, employee benefit plans and unit-based compensation. Please refer to Note 3 of Condensed Notes to Consolidated Financial Statements for total related party transactions charged to and amounts due from NuStar Energy related to these and other transactions, and a description of agreements.
Contingencies
As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcomes of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 8 of Condensed Notes to Consolidated Financial Statements for a more detailed discussion of contingencies.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
10.01
First Amendment to 364-Day Revolving Credit Agreement dated as of March 7, 2011, among NuStar GP Holdings, LLC, The Lenders Party Thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.01 of NuStar GP Holdings LLC's Current Report on Form 8-K filed March 11, 2011)

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

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text

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
May 5, 2011

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 5, 2011

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 5, 2011