Form 10-Q
period 2011-06-30
NuStar GP Holdings, LLC
filed 2011-08-04
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2011 was 42,564,475.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,317	$5,304
Receivable from NuStar Energy L.P.	15,492	10,345
Income tax receivable	742	—
Other receivables	850	831
Deferred income tax assets, net	6,412	4,870
Other current assets	98	303
Total current assets	26,911	21,653
Investment in NuStar Energy L.P.	551,811	566,676
Long-term receivable from NuStar Energy L.P.	11,411	10,088
Deferred income tax assets, net	3,782	5,628
Other assets	—	1,189
Total assets	$593,915	$605,234
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$11,000	$16,000
Accounts payable	367	89
Accrued compensation expense	24,674	24,727
Accrued liabilities	365	398
Income tax payable	—	302
Taxes other than income tax	15	1,056
Total current liabilities	36,421	42,572
Employee benefit plan liabilities	26,833	21,199
Commitments and contingencies (Note 9)
Members’ equity	533,480	540,992
Accumulated other comprehensive (loss) income	(2,819)	471
Total members’ equity	530,661	541,463
Total liabilities and members’ equity	$593,915	$605,234
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equity in earnings of NuStar Energy L.P.	$22,919	$23,810	$34,261	$33,111
General and administrative expenses	(742)	(657)	(1,486)	(1,450)
Other (expense) income, net	(46)	7,895	(665)	8,020
Interest expense, net	(165)	(339)	(343)	(657)
Income before income tax benefit	21,966	30,709	31,767	39,024
Income tax benefit	95	177	477	355
Net income	$22,061	$30,886	$32,244	$39,379
Basic and diluted net income per unit	$0.52	$0.73	$0.76	$0.93
Weighted-average number of basic units outstanding	42,544,659	42,514,494	42,544,659	42,514,494
Weighted-average number of diluted units outstanding	42,585,924	42,514,494	42,585,123	42,514,494
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$32,244	$39,379
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(34,261)	(33,111)
Distributions of equity in earnings from NuStar Energy L.P.	34,261	33,111
Gain related to NuStar Energy L.P.'s issuance of limited partner units	—	(7,767)
Loss (gain) on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	665	(253)
(Benefit) provision for deferred income tax	(977)	508
Changes in current assets and liabilities (Note 7)	(4,216)	(7,779)
Decrease in other assets	1,189	—
Increase in long-term receivable from NuStar Energy L.P.	(1,323)	(1,312)
Increase in employee benefit plan liabilities	5,634	6,632
Net cash provided by operating activities	33,216	29,408
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	8,111	7,228
Investment in NuStar Energy L.P.	(2,105)	(5,080)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	4,635	2,248
Net cash provided by investing activities	10,641	4,396
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	—	5,200
Repayment of short-term debt	(5,000)	—
Distributions to unitholders	(40,844)	(37,626)
Net cash used in financing activities	(45,844)	(32,426)
Net (decrease) increase in cash and cash equivalents	(1,987)	1,378
Cash and cash equivalents at the beginning of the period	5,304	371
Cash and cash equivalents at the end of the period	$3,317	$1,749
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2011, we owned approximately 17.5% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,245,306 common units of NuStar Energy representing a 15.5% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal facilities in the United States, Canada, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom, Mexico and Turkey.
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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and six months ended June 30, 2011 and 2010 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Reclassifications
Certain previously reported amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for the presentation of comprehensive income. The amended requirements eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended requirements, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application is required. Accordingly, we will adopt these provisions January 1, 2012. These amendments only affect financial statement presentation and will not impact our financial position or results of operations.

Fair Value Measurements
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. These changes are effective for interim and annual periods beginning on or after December 15, 2011, and early adoption is not permitted. Accordingly, we will adopt these provisions January 1, 2012, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

3. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	June 30, 2011	December 31, 2010
	(Unaudited)
Balance Sheet Information:
Current assets	$1,315,356	$939,507
Property, plant and equipment, net	3,361,852	3,187,457
Goodwill	848,949	813,270
Other long-term assets, net	370,551	446,159
Total assets	$5,896,708	$5,386,393
Current liabilities	$885,327	$393,229
Long-term debt, less current portion	2,186,260	2,136,248
Other long-term liabilities	166,155	154,216
Total liabilities	3,237,742	2,683,693
NuStar Energy partners' equity	2,644,221	2,702,700
Noncontrolling interest	14,745	—
Total liabilities and partners’ equity	$5,896,708	$5,386,393

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,589,184	$1,124,941	$2,823,800	$2,070,470
Operating income	117,351	102,030	173,082	141,803
Net income	92,605	99,422	121,121	119,125

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	June 30, 2011	December 31, 2010
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,644,221	$2,702,700
NuStar GP Holdings’ ownership interest in NuStar Energy	17.5%	17.6%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	462,739	475,675
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	89,072	91,001
Investment in NuStar Energy	$551,811	$566,676

4. RELATED PARTY TRANSACTIONS
We had a receivable from NuStar Energy of $15.5 million and $10.3 million, as of June 30, 2011 and December 31, 2010, respectively, relating to payroll, employee benefit plans and unit-based compensation. We also had a long-term receivable of $11.4 million and $10.1 million from NuStar Energy as of June 30, 2011 and December 31, 2010, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$52,766	$47,346	$104,742	$98,324
Other	70	49	151	153
Total related party transactions charged to NuStar Energy	$52,836	$47,395	$104,893	$98,477
GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,627	$1,576	$3,219	$3,043
General partner incentive distribution	8,963	8,369	17,531	16,168
Total general partner distribution	10,590	9,945	20,750	19,211
Limited partner distribution	11,213	10,867	22,235	21,772
Total distributions to NuStar GP Holdings	21,803	20,812	42,985	40,983
Public unitholders’ distributions	59,536	57,942	117,970	111,163
Total cash distributions	$81,339	$78,754	$160,955	$152,146
Cash distributions per unit applicable to limited partners	$1.095	$1.065	$2.170	$2.130

On May 13, 2011, NuStar Energy paid a quarterly cash distribution totaling $79.6 million, or $1.075 per unit, related to the first quarter of 2011. On July 28, 2011, NuStar Energy's board of directors approved a quarterly cash distribution of $1.095 per unit related to the second quarter of 2011. This distribution will be paid on August 12, 2011 to unitholders of record on August 9, 2011 and will total $81.3 million.

6. FAIR VALUE MEASUREMENTS
We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.
The following liabilities are measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$16,622	$—	$—	$16,622
NuStar Energy unit options	—	4,848	—	4,848
Total	$16,622	$4,848	$—	$21,470

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$14,968	$—	$—	$14,968
NuStar Energy unit options	—	7,076	—	7,076
Total	$14,968	$7,076	$—	$22,044

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	June 30, 2011	December 31, 2010
Expected life in years	6.3	6.3
Expected volatility	19.8%	23.3%
Expected distribution yield	6.7%	6.2%
Risk-free interest rate	0.3%	0.4%

7. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Six Months Ended June 30,
	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(3,790)	$(13,113)
Income tax receivable	539	(865)
Other receivables	(19)	52
Other current assets	205	251
Increase (decrease) in current liabilities:
Accounts payable	278	203
Accrued compensation expense	(53)	6,246
Accrued liabilities	(33)	(223)
Income tax payable	(302)	—
Taxes other than income tax	(1,041)	(330)
Changes in current assets and liabilities	$(4,216)	$(7,779)
Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2011	2010
	(Thousands of Dollars)
Cash paid for interest	$250	$476
Cash paid for income tax	$264	$2

8. CREDIT FACILITY

Our 364-day revolving credit facility dated July 15, 2010 with a maturity date of July 14, 2011, has a borrowing capacity of up to $30.0 million, of which, up to $10.0 million may be available for letters of credit (2010 Credit Facility). As of June 30, 2011, we had outstanding borrowings of $11.0 million and availability of $19.0 million for borrowings under the 2010 Credit Facility. The 2010 Credit Facility bears interest at an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 2.9% as of June 30, 2011. The carrying amount of the 2010 Credit Facility approximated its fair value as of June 30, 2011.

The terms of the 2010 Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters. On March 7, 2011, we amended the 2010 Credit Facility to exclude NuStar Energy's unused proceeds from the Gulf Opportunity Zone bond issuances from its total indebtedness in the calculation of the total debt-to-

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

EBITDA ratio. As of June 30, 2011, the total debt-to-EBITDA ratio was 4.3x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of June 30, 2011.

On July 14, 2011, we amended our 2010 Credit Facility to extend the maturity date to July 12, 2012. In addition, borrowings will bear interest at an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%.

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
Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipeline Partners, L.P. (KPP) and Kaneb Services LLC (KSL and collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. NuStar Energy acquired Kaneb on July 1, 2005. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.
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
Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the United States District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration; an arbitration hearing occurred in June 2011. Additional arbitration hearing dates are currently scheduled for mid-October 2011. NuStar Energy intends to vigorously defend against Eres’ claims in arbitration.

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

10. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2010	$541,463
Net income	32,244
Distributions to unitholders	(40,844)
Other comprehensive loss	(3,290)
Unit-based compensation	1,088
Balance as of June 30, 2011	$530,661
Comprehensive Income
Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Net income	$22,061	$30,886	$32,244	$39,379
Share of NuStar Energy’s other comprehensive loss	(5,559)	(1,288)	(3,560)	(1,451)
Pension and other postretirement benefit plan adjustments, net	135	153	270	306
Comprehensive income	$16,637	$29,751	$28,954	$38,234

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.495	$0.460	$0.975	$0.910
Total cash distributions	$21,059	$19,556	$41,481	$38,688

On May 18, 2011, we paid a quarterly cash distribution totaling $20.4 million, or $0.480 per unit, related to the first quarter of 2011. On July 28, 2011, our board of directors approved a quarterly cash distribution of $0.495 per unit related to the second quarter of 2011. This distribution will be paid on August 16, 2011 to unitholders of record on August 9, 2011, and totals $21.1 million.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. NET INCOME PER UNIT
We include restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method.

Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic units outstanding:
Weighted-average number of basic units outstanding	42,544,659	42,514,494	42,544,659	42,514,494
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,544,659	42,514,494	42,544,659	42,514,494
Effect of dilutive securities	41,265	—	40,464	—
Weighted-average number of diluted units outstanding	42,585,924	42,514,494	42,585,123	42,514,494

The computation of diluted net income per unit for the three and six months ended June 30, 2010 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, respectively, as the exercise price exceeded the average market price and their effect would have been anti-dilutive.

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2011	2010	2011	2010
	(Thousands of Dollars)
For the three months ended June 30:
Components of net periodic benefit cost:
Service cost	$3,121	$2,846	$260	$226
Interest cost	720	558	222	208
Expected return on assets	(904)	(579)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net loss	121	136	18	21
Net periodic benefit cost	$3,054	$2,957	$500	$455

For the six months ended June 30:
Components of net periodic benefit cost:
Service cost	$6,212	$5,692	$513	$452
Interest cost	1,440	1,116	444	416
Expected return on assets	(1,808)	(1,158)	—	—
Amortization of prior service credit	(8)	(8)	—	—
Amortization of net loss	242	272	36	42
Net periodic benefit cost	$6,078	$5,914	$993	$910

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of June 30, 2011, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,245,306 common units of NuStar Energy representing a 15.5% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal facilities in the United States, Canada, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom, Mexico and Turkey.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2011	2010	Change
Equity in earnings of NuStar Energy	$22,919	$23,810	$(891)
General and administrative expenses	(742)	(657)	(85)
Other (expense) income, net	(46)	7,895	(7,941)
Interest expense, net	(165)	(339)	174
Income before income tax benefit	21,966	30,709	(8,743)
Income tax benefit	95	177	(82)
Net income	$22,061	$30,886	$(8,825)
Basic and diluted net income per unit	$0.52	$0.73	$(0.21)
The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended June 30,
	2011	2010	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,589,184	$1,124,941	$464,243
Cost of product sales	1,269,448	842,588	426,860
Operating expenses	134,626	119,943	14,683
Depreciation and amortization expense	40,056	36,744	3,312
Segment operating income	145,054	125,666	19,388
General and administrative expenses	26,119	22,195	3,924
Other depreciation and amortization expense	1,584	1,441	143
Operating income	$117,351	$102,030	$15,321
Net income	$92,605	$99,422	$(6,817)
Net income per unit applicable to limited partners	$1.27	$1.43	$(0.16)
Cash distributions per unit applicable to limited partners	$1.095	$1.065	$0.030
NuStar Energy's net income decreased $6.8 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. NuStar Energy's higher segment operating income was more than offset by increased general and administrative expenses, higher income tax expense and lower other income. NuStar Energy's segment operating income increased $19.4 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, mainly due to increased operating income from its asphalt and fuels marketing segment, partially offset by decreased operating income from its transportation segment.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,
	2011	2010	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,673	$1,821	$(148)
General partner incentive distribution	8,963	8,369	594
General partner’s interest in earnings and incentive distributions of NuStar Energy	10,636	10,190	446
Limited partner interest in earnings of NuStar Energy	13,004	14,341	(1,337)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$22,919	$23,810	$(891)
NuStar Energy’s per unit distributions for the three months ended June 30, 2011 increased, compared to the three months ended June 30, 2010, from $1.065 to $1.095. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, due to a decrease in NuStar Energy’s net income per unit applicable to limited partners.
Other (expense) income, net
Other (expense) income, net decreased for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 due to NuStar Energy’s issuance of 4,400,000 common units in May 2010. This issuance resulted in a gain of $7.8 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,
	2011	2010	Change
Equity in earnings of NuStar Energy	$34,261	$33,111	$1,150
General and administrative expenses	(1,486)	(1,450)	(36)
Other (expense) income, net	(665)	8,020	(8,685)
Interest expense, net	(343)	(657)	314
Income before income tax benefit	31,767	39,024	(7,257)
Income tax benefit	477	355	122
Net income	$32,244	$39,379	$(7,135)
Basic and diluted net income per unit	$0.76	$0.93	$(0.17)
The following table summarizes NuStar Energy’s results of operations:

	Six Months Ended June 30,
	2011	2010	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$2,823,800	$2,070,470	$753,330
Cost of product sales	2,261,815	1,561,809	700,006
Operating expenses	254,865	241,280	13,585
Depreciation and amortization expense	78,790	73,203	5,587
Segment operating income	228,330	194,178	34,152
General and administrative expenses	52,102	49,464	2,638
Other depreciation and amortization expense	3,146	2,911	235
Operating income	$173,082	$141,803	$31,279
Net income	$121,121	$119,125	$1,996
Net income per unit applicable to limited partners	$1.57	$1.64	$(0.07)
Cash distributions per unit applicable to limited partners	$2.170	$2.130	$0.040
NuStar Energy's net income increased $2.0 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to an increase in segment operating income, partially offset by a decrease in other income. NuStar Energy's segment operating income increased $34.2 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due to increased operating income from its asphalt and fuels marketing segment and storage segment, partially offset by a decrease in operating income from its transportation segment.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2011	2010	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,071	$2,059	$12
General partner incentive distribution	17,531	16,168	1,363
General partner’s interest in earnings and incentive distributions of NuStar Energy	19,602	18,227	1,375
Limited partner interest in earnings of NuStar Energy	16,101	16,326	(225)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—
Equity in earnings of NuStar Energy	$34,261	$33,111	$1,150
NuStar Energy’s per unit distributions for the six months ended June 30, 2011 increased, compared to the six months ended June 30, 2010, from $2.130 to $2.170. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due to a decrease in NuStar Energy’s net income per unit applicable to limited partners.
Other (expense) income, net
Other (expense) income, net decreased for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 due to NuStar Energy’s issuance of 4,400,000 common units in May 2010. This issuance resulted in a gain of $7.8 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

OUTLOOK
Overall, NuStar Energy expects its operating income for 2011 to be higher than 2010 due mainly to increases in its storage segment and its asphalt and fuels marketing segment.
NuStar Energy's Storage Segment
For the full year 2011, NuStar Energy expects the storage segment earnings to increase compared to 2010. NuStar Energy expects to benefit from internal growth projects completed in the second half of 2010 as well as those expected to be completed in 2011, mainly at its St. Eustatius terminal in the Caribbean and its St. James, Louisiana terminal.
NuStar Energy's Transportation Segment
NuStar Energy expects the transportation segment earnings for the full year 2011 to be lower than 2010. NuStar Energy's throughputs are forecasted to be lower in 2011 mainly due to changing market conditions and planned turnaround activity at refineries served by its pipelines. However, the tariffs on NuStar Energy's pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, are expected to increase by 6.9 percent effective July 1, 2011, when the adjustment takes effect. In addition, NuStar Energy completed a pipeline expansion project at the end of the second quarter that serves Eagle Ford Shale production and it expects to benefit from this pipeline for the remainder of 2011. The pipeline expansion and the tariff increase effective July 1, 2011 will only partially offset the impact from the lower throughputs for the full year 2011, compared to 2010.

NuStar Energy's Asphalt and Fuels Marketing Segment
NuStar Energy expects the asphalt and fuels marketing segment results to increase for the full year 2011 compared to 2010. NuStar Energy's operations are expected to benefit from a full year of heavy fuel and bunker fuel sales in new markets it entered into in 2010, and from its acquisition of a refinery in San Antonio, Texas, which closed on April 19, 2011.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our 17.5% ownership interest in NuStar Energy as of June 30, 2011. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.
Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.065	$2.170	$2.130
Total cash distributions by NuStar Energy to all partners	$81,339	$78,754	$160,955	$152,146
Cash distributions we received from NuStar Energy:
General partner interest	$1,627	$1,576	$3,219	$3,043
General partner incentive distribution	8,963	8,369	17,531	16,168
Limited partner interest – common units	11,213	10,867	22,235	21,772
Total cash distributions to us	$21,803	$20,812	$42,985	$40,983
Distributions to us as a percentage of total cash distributions	26.8%	26.4%	26.7%	26.9%
Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010
Cash distributions received from NuStar Energy for the six months ended June 30, 2011 were $42.4 million compared to $40.3 million for the six months ended June 30, 2010. The cash distributions we received were used principally to fund distributions to our unitholders totaling $40.8 million for the six months ended June 30, 2011, compared to $37.6 million for the six months ended June 30, 2010. We also used excess cash to repay $5.0 million on our revolving credit facility for the six months ended June 30, 2011.

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

Credit Facility
Our 364-day revolving credit facility dated July 15, 2010 with a maturity date of July 14, 2011, has a borrowing capacity of up to $30.0 million, of which, up to $10.0 million may be available for letters of credit (2010 Credit Facility). As of June 30, 2011, we had outstanding borrowings of $11.0 million and availability of $19.0 million for borrowings under the 2010 Credit Facility. The 2010 Credit Facility bears interest at an alternative base rate plus 1.75% or a LIBOR-based rate plus 2.75%, which was 2.9% as of June 30, 2011. The carrying amount of the 2010 Credit Facility approximated its fair value as of June 30, 2011.

The terms of the 2010 Credit Facility require NuStar Energy to maintain a total debt-to-EBITDA ratio of less than 5.0-to-1.0 for any four consecutive quarters. On March 7, 2011, we amended the 2010 Credit Facility to exclude NuStar Energy's unused proceeds from the Gulf Opportunity Zone bond issuances from its total indebtedness in the calculation of the total debt-to-EBITDA ratio. As of June 30, 2011, the total debt-to-EBITDA ratio was 4.3x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants as of June 30, 2011.

On July 14, 2011, we amended our 2010 Credit Facility to extend the maturity date to July 12, 2012. In addition, borrowings will bear interest at an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%.
Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.495	$0.460	$0.975	$0.910
Total cash distributions	$21,059	$19,556	$41,481	$38,688
Related Party Transactions
Please refer to Note 4 of Condensed Notes to Consolidated Financial Statements for total related party transactions charged to and amounts due from NuStar Energy, and a description of the agreement.
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
10.01	NuStar GP, LLC 2000 Third Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.'s Current Report on Form 8-K filed May 10, 2011)

10.02
Second Amendment to 364-Day Revolving Credit Agreement dated as of July 14, 2011, among NuStar GP Holdings, LLC, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.01 of NuStar GP Holdings, LLC's Current Report on Form 8-K filed July 19, 2011)

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

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements

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
August 4, 2011

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 4, 2011

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 4, 2011