Form 10-Q
period 2011-09-30
NuStar GP Holdings, LLC
filed 2011-11-07
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2011 was 42,564,475.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,514	$5,304
Receivable from NuStar Energy L.P.	12,369	10,345
Income tax receivable	124	—
Other receivables	862	831
Deferred income tax assets, net	7,703	4,870
Other current assets	115	303
Total current assets	22,687	21,653
Investment in NuStar Energy L.P.	530,194	566,676
Long-term receivable from NuStar Energy L.P.	11,871	10,088
Deferred income tax assets, net	3,503	5,628
Other assets	—	1,189
Total assets	$568,255	$605,234
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$10,500	$16,000
Accounts payable	363	89
Accrued compensation expense	19,618	24,727
Accrued liabilities	496	398
Income tax payable	—	302
Taxes other than income tax	735	1,056
Total current liabilities	31,712	42,572
Employee benefit plan liabilities	30,070	21,199
Commitments and contingencies (Note 9)
Members’ equity	530,845	540,992
Accumulated other comprehensive (loss) income	(24,372)	471
Total members’ equity	506,473	541,463
Total liabilities and members’ equity	$568,255	$605,234
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Equity in earnings of NuStar Energy L.P.	$18,996	$18,332	$53,257	$51,443
General and administrative expenses	(749)	(671)	(2,235)	(2,121)
Other income (expense), net	108	15	(557)	8,035
Interest expense, net	(116)	(245)	(459)	(902)
Income before income tax benefit	18,239	17,431	50,006	56,455
Income tax benefit	123	346	600	701
Net income	$18,362	$17,777	$50,606	$57,156
Basic and diluted net income per unit	$0.43	$0.42	$1.19	$1.35
Weighted-average number of basic units outstanding	42,544,659	42,514,494	42,544,659	42,514,494
Weighted-average number of diluted units outstanding	42,570,271	42,514,494	42,580,118	42,514,494
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$50,606	$57,156
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(53,257)	(51,443)
Distributions of equity in earnings from NuStar Energy L.P.	53,257	51,443
Gain related to NuStar Energy L.P.'s issuance of limited partner units	(124)	(7,767)
Loss (gain) on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	681	(268)
Benefit for deferred income tax	(1,989)	(1,799)
Changes in current assets and liabilities (Note 7)	(4,650)	2,649
Decrease in other assets	1,189	—
Increase in long-term receivable from NuStar Energy L.P.	(1,783)	(1,988)
Increase in employee benefit plan liabilities	8,871	9,969
Other, net	134	—
Net cash provided by operating activities	52,935	57,952
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	10,923	9,739
Investment in NuStar Energy L.P.	(4,966)	(12,530)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	4,721	3,518
Net cash provided by investing activities	10,678	727
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	—	5,200
Repayment of short-term debt	(5,500)	—
Distributions to unitholders	(61,903)	(57,182)
Net cash used in financing activities	(67,403)	(51,982)
Net (decrease) increase in cash and cash equivalents	(3,790)	6,697
Cash and cash equivalents at the beginning of the period	5,304	371
Cash and cash equivalents at the end of the period	$1,514	$7,068
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2011, we owned approximately 17.6% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,293,973 common units of NuStar Energy representing a 15.6% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and nine months ended September 30, 2011 and 2010 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Reclassifications
Certain previously reported amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for the presentation of comprehensive income. The amended requirements eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended requirements, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In addition, entities will be required to disclose reclassification adjustments between other comprehensive income and net income separately on the face of the financial statements. The changes are effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application is required. Accordingly, we will adopt these provisions January 1, 2012. These amendments only affect financial statement presentation and will not have an impact on our financial position or results of operations.

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

3. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	September 30, 2011	December 31, 2010
	(Unaudited)
Balance Sheet Information:
Current assets	$1,199,910	$939,507
Property, plant and equipment, net	3,385,436	3,187,457
Goodwill	846,526	813,270
Other long-term assets, net	416,276	446,159
Total assets	$5,848,148	$5,386,393
Current liabilities	$983,059	$393,229
Long-term debt, less current portion	2,170,010	2,136,248
Other long-term liabilities	170,030	154,216
Total liabilities	3,323,099	2,683,693
NuStar Energy partners' equity	2,512,367	2,702,700
Noncontrolling interest	12,682	—
Total liabilities and partners’ equity	$5,848,148	$5,386,393

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,824,350	$1,138,379	$4,648,150	$3,208,849
Operating income	92,977	90,290	266,059	232,093
Net income	70,281	68,310	191,402	187,435

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	September 30, 2011	December 31, 2010
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,512,367	$2,702,700
NuStar GP Holdings’ ownership interest in NuStar Energy	17.6%	17.6%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	442,177	475,675
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	88,017	91,001
Investment in NuStar Energy	$530,194	$566,676

4. RELATED PARTY TRANSACTIONS
We had a receivable from NuStar Energy of $12.4 million and $10.3 million, as of September 30, 2011 and December 31, 2010, respectively, relating to payroll, employee benefit plans and unit-based compensation. We also had a long-term receivable of $11.9 million and $10.1 million from NuStar Energy as of September 30, 2011 and December 31, 2010, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$45,976	$52,626	$150,718	$150,950
Other	160	151	311	304
Total related party transactions charged to NuStar Energy	$46,136	$52,777	$151,029	$151,254
GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2012, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.3 million for each of the three-month periods ended September 30, 2011 and 2010 and $1.0 million for each of the nine-month periods ended September 30, 2011 and 2010.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,628	$1,592	$4,847	$4,635
General partner incentive distribution	8,972	8,568	26,503	24,736
Total general partner distribution	10,600	10,160	31,350	29,371
Limited partner distribution	11,271	11,114	33,506	32,886
Total distributions to NuStar GP Holdings	21,871	21,274	64,856	62,257
Public unitholders’ distributions	59,543	58,342	177,513	169,505
Total cash distributions	$81,414	$79,616	$242,369	$231,762
Cash distributions per unit applicable to limited partners	$1.095	$1.075	$3.265	$3.205

On August 12, 2011, NuStar Energy paid a quarterly cash distribution totaling $81.3 million, or $1.095 per unit, related to the second quarter of 2011. On October 28, 2011, NuStar Energy announced a quarterly cash distribution of $1.095 per unit related to the third quarter of 2011. This distribution will be paid on November 14, 2011 to unitholders of record on November 8, 2011 and will total $81.4 million.

6. FAIR VALUE MEASUREMENTS
We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.
The following liabilities are measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$15,147	$—	$—	$15,147
NuStar Energy unit options	—	1,147	—	1,147
Total	$15,147	$1,147	$—	$16,294

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$14,968	$—	$—	$14,968
NuStar Energy unit options	—	7,076	—	7,076
Total	$14,968	$7,076	$—	$22,044

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	September 30, 2011	December 31, 2010
Expected life in years	6.3	6.3
Expected volatility	20.9%	23.3%
Expected distribution yield	8.4%	6.2%
Risk-free interest rate	0.1%	0.4%

7. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(470)	$(11,854)
Income tax receivable	1,157	4,993
Other receivables	(31)	(143)
Other current assets	54	177
Increase (decrease) in current liabilities:
Accounts payable	274	240
Accrued compensation expense	(5,109)	9,521
Accrued liabilities	98	(284)
Income tax payable	(302)	—
Taxes other than income tax	(321)	(1)
Changes in current assets and liabilities	$(4,650)	$2,649
Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Thousands of Dollars)
Cash paid for interest	$312	$687
Cash paid (refunded) for income tax	$536	$(3,895)

8. CREDIT FACILITY

Our 364-day revolving credit facility dated July 15, 2010, has a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit (2010 Credit Facility). On July 14, 2011, we amended our 2010 Credit Facility to extend the maturity date to July 12, 2012. As of September 30, 2011, we had outstanding borrowings of $10.5 million and availability of $19.5 million for borrowings under the 2010 Credit Facility. Interest on borrowings under the 2010 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate, which was 2.0% as of September 30, 2011. The carrying amount of the 2010 Credit Facility approximated its fair value as of September 30, 2011.

The terms of the 2010 Credit Facility require NuStar Energy to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. On March 7, 2011, we amended the 2010 Credit Facility to exclude

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Energy's unused proceeds from the Gulf Opportunity Zone bond issuances from its total indebtedness in the calculation of the consolidated debt coverage ratio. As of September 30, 2011, NuStar Energy's consolidated debt coverage ratio was 4.5x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2010 Credit Facility as of September 30, 2011.

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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in NuStar Energy’s estimate of this liability may occur in the near term. However, the proposed settlement must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. NuStar Energy estimates that a settlement may be finalized in early to mid-2012.
Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants breached a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provided for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contended that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants had failed to perform under the Charter Agreement. Eres valued its damages for the alleged breach of contract claim at approximately $78.1 million. On October 14, 2011, Eres and the Defendants entered into a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement and Mutual Release, the NuStar Entities paid $33.5 million in full and final settlement of all of Eres' claims against the Defendants. The settlement amount was included in NuStar Energy's accrual for contingent losses as of September 30, 2011.

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

10. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2010	$541,463
Net income	50,606
Distributions to unitholders	(61,903)
Other comprehensive loss	(24,843)
Unit-based compensation	1,150
Balance as of September 30, 2011	$506,473
Comprehensive (Loss) Income
Our total comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Net income	$18,362	$17,777	$50,606	$57,156
Share of NuStar Energy’s other comprehensive (loss) income	(21,687)	1,036	(25,247)	(415)
Pension and other postretirement benefit plan adjustments, net	134	149	404	455
Comprehensive (loss) income	$(3,191)	$18,962	$25,763	$57,196

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.495	$0.480	$1.470	$1.390
Total cash distributions	$21,059	$20,407	$62,540	$59,095

On August 16, 2011, we paid a quarterly cash distribution totaling $21.1 million, or $0.495 per unit, related to the second quarter of 2011. On October 28, 2011, we announced a quarterly cash distribution of $0.495 per unit related to the third quarter of 2011. This distribution will be paid on November 16, 2011 to unitholders of record on November 8, 2011, and totals $21.1 million.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. NET INCOME PER UNIT
We include restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method.

Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic units outstanding:
Weighted-average number of basic units outstanding	42,544,659	42,514,494	42,544,659	42,514,494
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,544,659	42,514,494	42,544,659	42,514,494
Effect of dilutive securities	25,612	—	35,459	—
Weighted-average number of diluted units outstanding	42,570,271	42,514,494	42,580,118	42,514,494

The computation of diluted net income per unit for each of the three and nine-month periods ended September 30, 2010 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price for such options exceeded the average market price and their effect would have been anti-dilutive.

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2011	2010	2011	2010
	(Thousands of Dollars)
For the three months ended September 30:
Components of net periodic benefit cost:
Service cost	$3,136	$2,846	$264	$226
Interest cost	720	559	222	208
Expected return on assets	(904)	(577)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net loss	120	132	18	21
Net periodic benefit cost	$3,068	$2,956	$504	$455

For the nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$9,348	$8,538	$777	$678
Interest cost	2,160	1,675	666	624
Expected return on assets	(2,712)	(1,735)	—	—
Amortization of prior service credit	(12)	(12)	—	—
Amortization of net loss	362	404	54	63
Net periodic benefit cost	$9,146	$8,870	$1,497	$1,365

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of September 30, 2011, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,293,973 common units of NuStar Energy representing a 15.6% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,
	2011	2010	Change
Equity in earnings of NuStar Energy	$18,996	$18,332	$664
General and administrative expenses	(749)	(671)	(78)
Other income, net	108	15	93
Interest expense, net	(116)	(245)	129
Income before income tax benefit	18,239	17,431	808
Income tax benefit	123	346	(223)
Net income	$18,362	$17,777	$585
Basic and diluted net income per unit	$0.43	$0.42	$0.01
The following table summarizes NuStar Energy’s results of operations:

	Three Months Ended September 30,
	2011	2010	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$1,824,350	$1,138,379	$685,971
Cost of product sales	1,535,609	860,942	674,667
Operating expenses	135,615	121,748	13,867
Depreciation and amortization expense	40,653	37,084	3,569
Segment operating income	112,473	118,605	(6,132)
General and administrative expenses	17,731	26,860	(9,129)
Other depreciation and amortization expense	1,765	1,455	310
Operating income	$92,977	$90,290	$2,687
Net income	$70,281	$68,310	$1,971
Net income per unit applicable to limited partners	$0.92	$0.90	$0.02
Cash distributions per unit applicable to limited partners	$1.095	$1.075	$0.020

NuStar Energy's net income increased $2.0 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to a decrease in general and administrative expenses, partially offset by lower segment operating income.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2011	2010	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,223	$1,195	$28
General partner incentive distribution	8,972	8,568	404
General partner’s interest in earnings and incentive distributions of NuStar Energy	10,195	9,763	432
Limited partner interest in earnings of NuStar Energy	9,522	9,290	232
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$18,996	$18,332	$664

NuStar Energy’s per unit distributions for the three months ended September 30, 2011 increased, compared to the three months ended September 30, 2010, from $1.075 to $1.095. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,
	2011	2010	Change
Equity in earnings of NuStar Energy	$53,257	$51,443	$1,814
General and administrative expenses	(2,235)	(2,121)	(114)
Other (expense) income, net	(557)	8,035	(8,592)
Interest expense, net	(459)	(902)	443
Income before income tax benefit	50,006	56,455	(6,449)
Income tax benefit	600	701	(101)
Net income	$50,606	$57,156	$(6,550)
Basic and diluted net income per unit	$1.19	$1.35	$(0.16)
The following table summarizes NuStar Energy’s results of operations:

	Nine Months Ended September 30,
	2011	2010	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
NuStar Energy Statement of Income Data:
Revenues	$4,648,150	$3,208,849	$1,439,301
Cost of product sales	3,797,424	2,422,751	1,374,673
Operating expenses	390,480	363,028	27,452
Depreciation and amortization expense	119,443	110,287	9,156
Segment operating income	340,803	312,783	28,020
General and administrative expenses	69,833	76,324	(6,491)
Other depreciation and amortization expense	4,911	4,366	545
Operating income	$266,059	$232,093	$33,966
Net income	$191,402	$187,435	$3,967
Net income per unit applicable to limited partners	$2.49	$2.55	$(0.06)
Cash distributions per unit applicable to limited partners	$3.265	$3.205	$0.060

NuStar Energy's net income increased $4.0 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to an increase in segment operating income, partially offset by a decrease in other income. NuStar Energy's segment operating income increased $28.0 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, due to increased operating income from the asphalt and fuels marketing segment and storage segment, partially offset by a decrease in operating income from the transportation segment.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2011	2010	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,294	$3,254	$40
General partner incentive distribution	26,503	24,736	1,767
General partner’s interest in earnings and incentive distributions of NuStar Energy	29,797	27,990	1,807
Limited partner interest in earnings of NuStar Energy	25,623	25,616	7
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—
Equity in earnings of NuStar Energy	$53,257	$51,443	$1,814

NuStar Energy’s per unit distributions for the nine months ended September 30, 2011 increased, compared to the nine months ended September 30, 2010, from $3.205 to $3.265. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Other (expense) income, net
Other (expense) income, net decreased for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 due to NuStar Energy’s issuance of 4,400,000 common units in May 2010. This issuance resulted in a gain of $7.8 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

TRENDS AND OUTLOOK
For the full year 2011, NuStar Energy expects its operating income to be higher than 2010 due to increased earnings from its storage segment. However, NuStar Energy's net income for the full year likely will decline mainly due to a decline in other income. NuStar Energy's other income in 2010 included a gain related to insurance proceeds. Lower net income combined with the dilutive effect of NuStar Energy's equity issuance in 2010 should cause its earnings per unit to decline.
NuStar Energy's Storage Segment
NuStar Energy is continuing its pursuit of growth in this segment through expansion and optimization of its existing assets. NuStar Energy expects to continue to benefit from internal growth projects in this segment that were completed in the second half of 2010 and in 2011, including its 3.2 million barrel storage tank expansion project at its St. James, Louisiana terminal facility, which was completed during the third quarter of 2011, and projects at its St. Eustatius terminal in the Caribbean. As a result, NuStar Energy expects the storage segment results for the fourth quarter and for the full year 2011 to exceed 2010.
NuStar Energy's Transportation Segment
NuStar Energy expects throughputs in its transportation segment for the fourth quarter and the full year 2011 to be less than the comparable periods in 2010. NuStar Energy's fourth quarter throughputs are expected to be negatively affected by planned turnaround activity at several refineries served by its pipelines. The tariffs on NuStar Energy's pipelines regulated by the Federal Energy Regulatory Commission were increased by 6.9 percent effective July 1, 2011. In addition, NuStar Energy completed pipeline projects at the end of the second and third quarter that serve Eagle Ford Shale production, including the reactivation and reversal of a previously idle eight-inch refined products pipeline that now gives it capability to transport Eagle Ford crude and condensate to Valero Energy's Corpus Christi refinery, which should contribute positively to its earnings for the remainder of 2011. However, the tariff increase and the pipeline projects will only partially offset the impact from the lower throughputs. Therefore, NuStar Energy expects the fourth quarter and full year 2011 earnings for this segment to be lower than 2010.

NuStar Energy is continuing its strategy for growth in this segment through construction of new assets and optimization of existing assets, including a plan to construct a new 12-inch pipeline that will connect existing pipeline segments and move crude oil from Corpus Christi to Valero's Three Rivers refinery, as well as a plan to reverse its 16-inch Corpus Christi crude oil pipeline. This new pipeline and the reversal are expected to be completed in the third quarter of 2012. NuStar Energy expects that completion of these and its other announced growth projects will have a favorable impact on its results of operations in future periods.
NuStar Energy's Asphalt and Fuels Marketing Segment
During the third quarter 2011, the results for NuStar Energy's asphalt and fuels marketing segment, compared to the same period in the prior year, were negatively affected by lower earnings from its asphalt operations. As a result, overall earnings for the segment declined despite improved earnings in its fuels marketing operations and the addition of the San Antonio refinery.

Weak demand for asphalt in NuStar Energy's markets contributed to the reduced earnings from its asphalt operations. Additionally, asphalt produced by Midwest refiners, which currently have access to lower-cost crude oil, is being sold in NuStar Energy's markets. The combination of weak demand and the pressure of lower-cost asphalt from Midwest refiners have adversely affected NuStar Energy's asphalt margins. NuStar Energy expects these factors to continue to exert downward pressure on the margin for its asphalt operations in the fourth quarter. As a result, NuStar Energy's asphalt operations could generate a loss for the fourth quarter that could more than offset expected improvements from its fuels marketing operations and the San Antonio refinery, which may result in a loss for the entire segment for the fourth quarter. Nevertheless, NuStar Energy expects the full year 2011 results for the segment to be comparable to 2010 as the expected improvement in its fuels marketing operations and the addition of the San Antonio refinery should offset reduced full-year earnings from its asphalt operations.

The factors negatively affecting the results of NuStar Energy's asphalt operations could continue into 2012. In that case, NuStar Energy's results from its asphalt operations could continue to deteriorate. However, in 2012 NuStar Energy expects to take steps to address these factors, including obtaining and processing alternative, lower-cost crude for its asphalt refineries. NuStar Energy currently expects the results in 2012 for the asphalt and fuels marketing segment to improve compared to 2011.

NuStar Energy's outlook for the company overall could change depending on, among other things, the prices of crude oil, the state of the economy, changes to refinery maintenance schedules, and other factors that affect overall demand for the products it stores, transports and sells, as well as changes in commodity prices for the products it markets.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy as of September 30, 2011. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.

Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.075	$3.265	$3.205
Total cash distributions by NuStar Energy to all partners	$81,414	$79,616	$242,369	$231,762
Cash distributions we received from NuStar Energy:
General partner interest	$1,628	$1,592	$4,847	$4,635
General partner incentive distribution	8,972	8,568	26,503	24,736
Limited partner interest – common units	11,271	11,114	33,506	32,886
Total cash distributions to us	$21,871	$21,274	$64,856	$62,257
Distributions to us as a percentage of total cash distributions	26.9%	26.7%	26.8%	26.9%
Cash Flows for the Nine Months Ended September 30, 2011 and September 30, 2010
Cash distributions received from NuStar Energy for the nine months ended September 30, 2011 were $64.2 million compared to $61.2 million for the nine months ended September 30, 2010. The cash distributions we received were used principally to fund distributions to our unitholders totaling $61.9 million for the nine months ended September 30, 2011, compared to $57.2 million for the nine months ended September 30, 2010. We also used excess cash to repay $5.5 million on our revolving credit facility for the nine months ended September 30, 2011. Additionally, for the nine months ended September 30, 2011, we purchased $5.0 million of NuStar Energy units mainly to satisfy awards granted in connection with unit-based compensation.

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
Credit Facility
Our 364-day revolving credit facility dated July 15, 2010, has a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit (2010 Credit Facility). On July 14, 2011, we amended our 2010 Credit Facility to extend the maturity date to July 12, 2012. As of September 30, 2011, we had outstanding borrowings of $10.5 million and availability of $19.5 million for borrowings under the 2010 Credit Facility. Interest on borrowings under the 2010 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate, which was 2.0% as of September 30, 2011. The carrying amount of the 2010 Credit Facility approximated its fair value as of September 30, 2011.

The terms of the 2010 Credit Facility require NuStar Energy to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. On March 7, 2011, we amended the 2010 Credit Facility to exclude NuStar Energy's unused proceeds from the Gulf Opportunity Zone bond issuances from its total indebtedness in the calculation of the consolidated debt coverage ratio. As of September 30, 2011, NuStar Energy's consolidated debt coverage ratio was 4.5x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2010 Credit Facility as of September 30, 2011.

Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.495	$0.480	$1.470	$1.390
Total cash distributions	$21,059	$20,407	$62,540	$59,095
Related Party Transactions
Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements for total related party transactions charged to and amounts due from NuStar Energy, and a description of the agreement.
Contingencies
As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcomes of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 9 of the Condensed Notes to Consolidated Financial Statements for a more detailed discussion of contingencies.

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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy is currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in NuStar Energy’s estimate of this liability may occur in the near term. However, the proposed settlement must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. NuStar Energy estimates that a settlement may be finalized in early to mid-2012.
Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants breached a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provided for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contended that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants had failed to perform under the Charter Agreement. Eres valued its damages for the alleged breach of contract claim at approximately $78.1 million. On October 14, 2011, Eres and the Defendants entered into a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement and Mutual Release, the NuStar Entities paid $33.5 million in full and final settlement of all of Eres' claims against the Defendants. The settlement amount was included in NuStar Energy's accrual for contingent losses as of September 30, 2011.

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

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements

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
November 7, 2011

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 7, 2011

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 7, 2011