Form 10-K
period 2011-12-31
NuStar GP Holdings, LLC
filed 2012-02-28
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [    ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [     ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of units held by non-affiliates was approximately $1,271 million based on the last sales price quoted as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter.
The number of units outstanding as of January 31, 2012 was 42,586,483

PART I
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey. As of December 31, 2011, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,312,306 common units of NuStar Energy representing a 14.3% limited partner interest.
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

ORGANIZATIONAL STRUCTURE
The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2011:

EMPLOYEES
Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC also provide services to NuStar Energy pursuant to the GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2011, NuStar GP, LLC had 1,508 employees. We believe that NuStar GP, LLC’s relationship with these employees is satisfactory.

ENVIRONMENTAL AND SAFETY REGULATION; PROPERTIES
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
Because our only source of operating cash flow consists of cash distributions from NuStar Energy, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions NuStar Energy makes to its unitholders, including us. We cannot assure you that NuStar Energy will continue to make quarterly distributions at its current level of $1.095 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if NuStar Energy increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by NuStar Energy to us. Our ability to distribute cash received from NuStar Energy to our unitholders is limited by a number of factors, including:

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
We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.51 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.51 per unit.
NuStar Energy’s unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2011, we own a 14.3% limited partner interest in NuStar Energy, and the public unitholders own 83.7%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the 2% general partner interest and incentive distribution rights had we retained them.
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
Restrictions in our credit facility limit our ability to make distributions to our unitholders; credit facility matures in July 2012.
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
Our revolving credit facility matures in July 2012. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it at substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.
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
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 17.7% of our outstanding units.
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
As interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments, such as limited liability company membership interests. Reduced demand for our units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our units to decline. As a result, you may lose a portion of your investment in us.
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
Anti-takeover provisions in our limited liability company agreement may make an acquisition of us complicated and the removal and replacement of our directors and executive officers difficult.
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
NuStar Energy’s unitholders may not have limited liability if a court finds that limited partner actions constitute control of NuStar Energy’s business and may therefore become liable for certain of NuStar Energy’s obligations, which may have an impact on the cash we have available to make distributions.
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

•
severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting NuStar Energy’s facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
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
Revenues associated with NuStar Energy’s refining operations result from the refining of crude oil into asphalt and other products and the sale of those products. The price and market value of crude oil and refined products is volatile. NuStar Energy’s revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of NuStar Energy’s inventory. Future price volatility could have an adverse impact on NuStar Energy’s results of operations, cash flow and ability to make distributions to its unitholders, including us.
NuStar Energy’s financial results are affected by volatile asphalt, intermediate and refined product refining margins.
A large portion of NuStar Energy’s earnings from its refining operations are affected by the relationship, or margin, between asphalt, other intermediate and refined product prices and the prices for crude oil and other feedstocks. NuStar Energy’s cost to acquire feedstocks and the price at which it can ultimately sell asphalt, other intermediate and refined products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, United States relationships with foreign governments, political affairs and the extent of governmental regulation.
Additionally, crude oil prices and prices for the asphalt, intermediate and refined products produced by NuStar Energy’s refining operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the asphalt operations is marketed to satisfy governmental contracts. The governmental agencies with which NuStar Energy or its customers contract may have budgetary or other constraints that limit their ability to absorb increases to asphalt prices. NuStar Energy’s results of operations in its asphalt and fuels marketing segment will suffer if the market prices of asphalt and intermediate products do not increase as much, or as quickly, as the price of crude oil. NuStar Energy’s increased exposure to unstable commodity prices will increase the volatility of its earnings.
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

NuStar Energy is exposed to counterparty credit risk. Nonpayment and nonperformance by NuStar Energy’s customers, vendors or derivative counterparties could reduce its revenues, increase its expenses or otherwise have a negative impact on its operating results, cash flows and ability to make distributions to its unitholders, including us.
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
NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, significant working capital needs, restrictions in its debt agreements and disruptions in the financial markets; NuStar Energy's 2007 Revolving Credit Agreement matures December 2012.
As of December 31, 2011, NuStar Energy’s consolidated debt was $2.3 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP) have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poor’s and Fitch. Moody’s and Standard & Poor’s have assigned NuStar Logistics and NuPOP a stable outlook, while Fitch assigned a negative outlook in August 2011 due to its analysis of NuStar's leverage. Any future downgrade of the debt issued by NuStar Energy’s wholly owned subsidiaries could significantly increase NuStar Energy’s capital costs and adversely affect its ability to raise capital in the future. Additionally, any ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase NuStar Energy’s capital costs and adversely affect NuStar Energy’s ability to raise capital in the future.
NuStar Energy requires significant amounts of working capital to make purchases of crude oil and maintain necessary seasonal inventories to support its refining operations. NuStar Energy believes that its current sources of capital are adequate to meet its working capital needs. However, if NuStar Energy’s working capital needs increase more than anticipated, it may be forced to seek additional sources of capital, which may not be available or available on commercially reasonable terms.
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
The 2007 Revolving Credit Agreement matures in December 2012. It is possible that NuStar Energy's lenders may not agree to renew the 2007 Revolving Credit Agreement or may only agree to renew it at substantially less favorable terms. If the 2007 Revolving Credit Agreement is renewed on substantially less favorable terms, or if it is not renewed and NuStar Energy must enter into alternative financing arrangements, various limitations in these financing agreements may significantly affect NuStar Energy's ability to conduct business as it has in the past.
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
NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2011, NuStar Energy had approximately $2.3 billion of consolidated debt, of which $1.4 billion was at fixed interest rates and $0.9 billion was at variable interest rates after giving effect to interest rate swap agreements. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
NuStar Energy could be subject to damages based on claims brought against it by its customers or lose customers as a result of the failure of its products to meet certain quality specifications.
NuStar Energy’s specialty asphalt products and certain refined products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers.
Potential future acquisitions and expansions, if any, may increase substantially the level of NuStar Energy’s indebtedness and contingent liabilities, and NuStar Energy may be unable to integrate them effectively into its existing operations.
From time to time, NuStar Energy evaluates and acquires assets and businesses that it believes complement or diversify its existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If NuStar Energy consummates any future material acquisitions, its capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that NuStar Energy will consider in connection with any future acquisitions.
Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined. Successful business combinations will require NuStar Energy’s management and other personnel to devote significant amounts of time to integrating the acquired businesses with NuStar Energy’s existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If NuStar Energy does not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, NuStar Energy’s business and financial condition could be adversely affected.
Moreover, part of NuStar Energy’s business strategy includes acquiring additional assets that complement NuStar Energy’s existing asset base and distribution capabilities or provide entry into new markets. NuStar Energy may not be able to identify suitable acquisitions, or it may not be able to purchase or finance any acquisitions on terms that it finds acceptable. Additionally, NuStar Energy competes against other companies for acquisitions, and NuStar Energy may not be successful in the acquisition of any assets or businesses appropriate for its growth strategy.
NuStar Energy may have liabilities from its assets that pre-exist NuStar Energy’s acquisition of those assets, but that may not be covered by indemnification rights NuStar Energy will have against the sellers of the assets.
In some cases, NuStar Energy may have indemnified the previous owners and operators of acquired assets. Some of NuStar Energy’s assets have been used for many years to refine, transport and store crude oil and refined products. Releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect NuStar Energy’s financial position and results of operations.

NuStar Energy operates a global business that exposes it to additional risks.
NuStar Energy operates in seven foreign countries and a significant portion of its revenues comes from its business in these countries. Its operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, and other foreign laws prohibiting corrupt payments. Emerging markets are a significant focus of NuStar Energy's international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect its operations or financial results. Although NuStar Energy hedges a portion of its international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect its net revenues.

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
NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy annually adjusts its rates in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2012) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.
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
Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2011, NuStar Energy’s power costs equaled approximately $59.2 million, or 11% of NuStar Energy’s operating expenses for the year. In addition, $12.8 million of power costs were capitalized into inventory related to NuStar Energy’s refineries, which will be expensed into cost of product sales as the inventory is sold. NuStar Energy uses mainly electric power at its pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against NuStar Energy related to this matter, and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, NuStar Energy agreed to pay $11.7 million plus interest to the United States. Although the settlement requires approval of the United States Bankruptcy Court for the District of Delaware, as well as the United States District Court for the District of Massachusetts, NuStar Energy remains hopeful that the necessary approvals will be obtained and that the settlement will be finalized in the near term.

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
In particular, NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to the Shore terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. NuStar Energy has agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with NuStar GP Holdings, LLC
William E. Greehey	75	Chairman of the Board
Curtis V. Anastasio	55	President, Chief Executive Officer and Director
Bradley C. Barron	46	Executive Vice President, General Counsel and Assistant Secretary
Steven A. Blank	57	Executive Vice President, Chief Financial Officer and Treasurer
James R. Bluntzer	57	Executive Vice President-Operations
Mary Rose Brown	55	Executive Vice President-Administration
Thomas R. Shoaf	53	Senior Vice President and Controller
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
Mr. Barron became Executive Vice President and General Counsel of NuStar GP Holdings, LLC and NuStar GP, LLC in February 2012. He served as Senior Vice President and General Counsel of NuStar GP Holdings, LLC and NuStar GP, LLC from April 2007 until his promotion in February 2012. He also served as Secretary of NuStar GP Holdings, LLC and NuStar GP, LLC from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP Holdings, LLC from March 2006 until his promotion in April 2007. Mr. Barron also served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until his promotion in April 2007. Mr. Barron served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.
Mr. Blank became Executive Vice President, Chief Financial Officer and Treasurer of NuStar GP Holdings, LLC and NuStar GP, LLC in February 2012. He served as Senior Vice President, Chief Financial Officer and Treasurer of NuStar GP Holdings, LLC from March 2006 until his promotion in February 2012. He also served as Senior Vice President and Chief Financial Officer of NuStar GP, LLC from January 2002 until his promotion in February 2012; he became NuStar GP, LLC’s Treasurer in July 2005. From December 1999 until January 2002, Mr. Blank was Chief Accounting and Financial Officer and a director of NuStar GP, LLC. He served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.
Mr. Bluntzer became Executive Vice President-Operations of NuStar GP Holdings, LLC and NuStar GP, LLC in February 2012. He served as Senior Vice President-Operations of NuStar GP, LLC from October 2005 until his promotion in February 2012. He served as Vice President-Operations of NuStar GP, LLC from February 2004 until October 2005. He served as Vice President-Terminal Operations of NuStar GP, LLC from May 2003 to February 2004. He served as Special Projects Director of NuStar GP, LLC from January 2002 to May 2003 and as Vice President of Midstream Operations of Valero Energy from June 2001 to January 2002. He served as Refinery Logistics & Supply Chain Director of Valero Energy from July 2000 to June 2001.
Ms. Brown became Executive Vice President-Administration of NuStar GP Holdings, LLC and NuStar GP, LLC in February 2012. She served as Senior Vice President-Administration of NuStar GP, LLC from April 2008 until her promotion in February 2012. She served as Senior Vice President-Corporate Communications of NuStar GP, LLC from April 2007 through April 2008. Prior to her service to NuStar GP, LLC, Ms. Brown served as Senior Vice President-Corporate Communications for Valero Energy from September 1997 to April 2007.
Mr. Shoaf became Senior Vice President and Controller of NuStar GP Holdings, LLC and NuStar GP, LLC in February 2012. He served as Vice President and Controller of NuStar GP Holdings, LLC from March 2006 until his promotion in February 2012. He also served as Vice President and Controller of NuStar GP, LLC from July 2005 until his promotion in February 2012. Mr. Shoaf served as Vice President-Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS
Market Information, Holders and Distributions
Our common units are listed and traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” At the close of business on February 7, 2012, we had 26 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2011 and 2010 were as follows:

	Price Range of Common Unit
	High	Low
Year 2011
4th Quarter	$33.25	$27.94
3rd Quarter	$38.10	$30.41
2nd Quarter	$39.98	$34.03
1st Quarter	$37.47	$33.26
Year 2010
4th Quarter	$38.29	$32.90
3rd Quarter	$33.98	$28.61
2nd Quarter	$31.19	$24.77
1st Quarter	$29.99	$25.66
We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are our only class of security outstanding.
The cash distributions applicable to each of the quarters in the years ended December 31, 2011 and 2010 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2011
4th Quarter	February 7, 2012	February 14, 2012	$0.510
3rd Quarter	November 8, 2011	November 16, 2011	$0.495
2nd Quarter	August 9, 2011	August 16, 2011	$0.495
1st Quarter	May 9, 2011	May 18, 2011	$0.480

Year 2010
4th Quarter	February 8, 2011	February 16, 2011	$0.480
3rd Quarter	November 1, 2010	November 10, 2010	$0.480
2nd Quarter	August 6, 2010	August 18, 2010	$0.460
1st Quarter	May 7, 2010	May 19, 2010	$0.450

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
The following graph compares the cumulative 5-year total return provided shareholders on NuStar GP Holdings, LLC's common stock relative to the cumulative total returns of the NYSE Composite index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2006 and its relative performance is tracked through 12/31/2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among NuStar GP Holdings, LLC, the NYSE Composite Index, and Alerian MLP Index

$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
NuStar GP Holdings, LLC
NYSE Composite
Alerian MLP

	12/06	12/07	12/08	12/09	12/10	12/11
NuStar GP Holdings, LLC	100.00	120.01	79.44	130.42	186.91	180.85
NYSE Composite	100.00	108.87	66.13	84.83	96.19	92.50
Alerian MLP	100.00	113.26	74.91	130.33	176.15	201.27

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, for the periods and at the dates indicated, selected historical financial data for NuStar GP Holdings:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Equity in earnings of NuStar Energy L.P.	$65,783	$66,859	$65,573	$69,622	$46,176
Net income	69,636	72,463	68,097	66,296	43,340
Basic and diluted net income per unit	1.64	1.70	1.60	1.56	1.02
Cash distributions per unit	1.98	1.87	1.73	1.58	1.38
Other Financial Data:
Distributions received from NuStar Energy L.P.	$86,106	$82,426	$76,585	$69,449	$59,579

	December 31,
	2011	2010	2009	2008	2007
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$589,027	$605,234	$593,259	$572,833	$573,831
Total debt	16,500	16,000	14,300	6,500	3,000
Members’ equity	506,883	541,463	538,208	543,450	553,786

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

OVERVIEW
NuStar GP Holdings, LLC (NuStar GP Holdings) is a Delaware limited liability company. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2011, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,312,306 common units of NuStar Energy representing a 14.3% limited partner interest.
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
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2011	2010	Change
Equity in earnings of NuStar Energy	$65,783	$66,859	$(1,076)
General and administrative expenses	(3,298)	(3,184)	(114)
Other income, net	7,320	9,475	(2,155)
Interest expense, net	(570)	(1,106)	536
Income before income tax benefit	69,235	72,044	(2,809)
Income tax benefit	401	419	(18)
Net income	$69,636	$72,463	$(2,827)
Basic and diluted net income per unit	$1.64	$1.70	$(0.06)
The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2011	2010	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$6,575,255	$4,403,061	$2,172,194
Cost of product sales	5,460,520	3,350,429	2,110,091
Operating expenses	529,002	486,032	42,970
Depreciation and amortization expense	161,548	147,945	13,603
Segment operating income	424,185	418,655	5,530
General and administrative expenses	103,453	110,241	(6,788)
Other depreciation and amortization expense	6,738	5,857	881
Operating income	$313,994	$302,557	$11,437
Net income	$221,601	$238,970	$(17,369)
Net income per unit applicable to limited partners	$2.78	$3.19	$(0.41)
Cash distributions per unit applicable to limited partners	$4.360	$4.280	$0.080

NuStar Energy’s segment operating income increased $5.5 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, due to increased operating income from the storage segment, partially offset by decreased operating income from the transportation and asphalt and fuels marketing segments. NuStar Energy’s consolidated operating income benefited from the increased segment operating income and lower general and administrative expenses. However, NuStar Energy’s net income decreased $17.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a decrease in other income.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2011	2010	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,703	$4,113	$(410)
General partner incentive distribution (a)	36,319	33,304	3,015
General partner’s interest in earnings and incentive distributions of NuStar Energy	40,022	37,417	2,605
Limited partner interest in earnings of NuStar Energy	28,645	32,326	(3,681)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings of NuStar Energy	$65,783	$66,859	$(1,076)

(a)
Our equity in earnings of NuStar Energy allocated to the general partner incentive distribution is less than the actual distribution made with respect to 2011, due to NuStar Energy’s issuance of common units after the end of the third quarter, but before the record date.

NuStar Energy’s per unit distributions for the year ended December 31, 2011 increased, compared to the year ended December 31, 2010, from $4.28 to $4.36. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter 2011, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.
Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the year ended December 31, 2011, compared to the year ended December 31, 2010, due to a decrease in NuStar Energy’s net income per unit applicable to limited partners.
Other income, net
Other income, net decreased $2.2 million mainly due to a $0.8 million loss on the sale of NuStar Energy units in connection with unit-based compensation for the year ended December 31, 2011, as compared to a $1.7 million gain for the year ended December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2010	2009	Change
Equity in earnings of NuStar Energy	$66,859	$65,573	$1,286
General and administrative expenses	(3,184)	(3,502)	318
Other income, net	9,475	5,555	3,920
Interest expense, net	(1,106)	(363)	(743)
Income before income tax benefit	72,044	67,263	4,781
Income tax benefit	419	834	(415)
Net income	$72,463	$68,097	$4,366
Basic and diluted net income per unit	$1.70	$1.60	$0.10
The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2010	2009	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$4,403,061	$3,855,871	$547,190
Cost of product sales	3,350,429	2,883,187	467,242
Operating expenses	486,032	458,892	27,140
Depreciation and amortization expense	147,945	140,879	7,066
Segment operating income	418,655	372,913	45,742
General and administrative expenses	110,241	94,733	15,508
Other depreciation and amortization expense	5,857	4,864	993
Operating income	$302,557	$273,316	$29,241
Net income	$238,970	$224,875	$14,095
Net income per unit applicable to limited partners	$3.19	$3.47	$(0.28)
Cash distributions per unit applicable to limited partners	$4.280	$4.245	$0.035

NuStar Energy’s net income increased $14.1 million for the year ended December 31, 2010, compared to the year ended
December 31, 2009, primarily due to increased segment operating income, which was partially offset by an increase in general and administrative expenses and a decrease in other income.

NuStar Energy’s segment operating income increased $45.7 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, mainly due to increased operating income from its asphalt and fuels marketing segment. NuStar Energy’s operating income in its transportation and storage segments also increased compared to 2009.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2010	2009	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$4,113	$3,924	$189
General partner incentive distribution	33,304	28,712	4,592
General partner’s interest in earnings and incentive distributions of NuStar Energy	37,417	32,636	4,781
Limited partner interest in earnings of NuStar Energy	32,326	35,821	(3,495)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings of NuStar Energy	$66,859	$65,573	$1,286

NuStar Energy's per unit distributions for the year ended December 31, 2010 increased, compared to the year ended December 31, 2009, from $4.245 to $4.280. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2009 and the second quarter of 2010, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

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

TRENDS AND OUTLOOK
NuStar Energy expects its operating income for 2012 to be higher than 2011 mainly due to increases in the earnings from all three of its reportable segments.

NuStar Energy’s Storage Segment
NuStar Energy continues to pursue growth in this segment through expansion and optimization of its existing assets. NuStar Energy expects its 2012 results to benefit from internal growth projects that it completed in 2011, including its 3.2 million barrel storage tank expansion project at its St. James, Louisiana terminal facility completed during the third quarter of 2011. In addition, NuStar Energy’s 2012 results should benefit from new internal growth projects at its St. James, Louisiana, Texas City, Texas, and St. Eustatius terminal facilities, a portion of which should be completed in 2012. As a result, NuStar Energy expects its earnings in 2012 for the storage segment to exceed 2011.

NuStar Energy’s Transportation Segment
NuStar Energy expects throughputs for 2012 to be higher than 2011 mainly as a result of the pipeline expansion projects completed in 2011 that serve Eagle Ford shale production. The tariffs on NuStar Energy’s pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually on July 1st based upon changes in the producer price index, are expected to increase effective July 1, 2012. NuStar Energy is continuing its strategy for growth in this segment into 2012 through construction of new assets and optimization of existing assets. NuStar Energy expects to benefit in 2012 from the tariff increase, the completion of expansion projects during 2012, and a full year’s contribution of the pipeline expansion projects completed in 2011. Therefore, NuStar Energy expects the transportation segment earnings for 2012 to be higher than 2011.

NuStar Energy’s Asphalt and Fuels Marketing Segment
In 2012, NuStar Energy plans on making further investments to improve the results of its asphalt and fuels marketing segment. In an attempt to improve margins from its asphalt operations, NuStar Energy is taking steps to diversify its crude supply and upgrade its product slate. Weak demand for asphalt that NuStar Energy experienced in its markets in 2011 could continue into 2012. NuStar Energy currently expects the results in 2012 for the asphalt and fuels marketing segment to improve compared to 2011.

NuStar Energy’s outlook for the company overall could change depending on, among other things, the prices of crude oil, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products it stores, transports and sells, as well as changes in commodity prices for the products it markets.

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy as of December 31, 2011. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, primarily employee-related costs.
Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$4.360	$4.280	$4.245
Total cash distributions by NuStar Energy to all partners	$331,506	$311,378	$271,450
Cash distributions we received from NuStar Energy:
General partner interest	$6,630	$6,227	$5,430
General partner incentive distribution	36,326	33,304	28,712
Limited partner interest – common units	44,812	43,924	43,557
Total cash distributions to us	$87,768	$83,455	$77,699
Distributions to us as a percentage of total cash distributions	26.5%	26.8%	28.6%
Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Cash distributions received from NuStar Energy were $86.1 million for the year ended December 31, 2011, which we used primarily to fund distributions to our unitholders totaling $83.0 million. We borrowed $6.0 million from our revolving credit facility for the year ended December 31, 2011, mainly to fund our $6.7 million in contributions to NuStar Energy in order to maintain our 2% general partner interest following its issuances of common units during 2011. Additionally, we repaid $5.5 million under the revolving credit facility.

Cash distributions received from NuStar Energy were $82.4 million for the year ended December 31, 2010, which we used primarily to fund distributions to our unitholders totaling $77.6 million. We borrowed $5.2 million from our revolving credit facility for the year ended December 31, 2010, mainly to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in May 2010.

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
On July 15, 2010, we entered into a 364-day revolving credit facility that we amended on July 14, 2011 to extend the maturity date to July 12, 2012 (2010 Credit Facility). The 2010 Credit Facility has a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility, as amended, is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.1% as of December 31, 2011. These interest rates are 1.00% lower than the rates that were in effect prior to the amendment on July 14, 2011.
Our obligations under the 2010 Credit Facility are unsecured. The 2010 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers.
The terms of the 2010 Credit Facility require NuStar Energy to maintain, as of the end of any four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. On March 7, 2011, we amended the 2010 Credit Facility to exclude NuStar Energy’s unused proceeds from the Gulf Opportunity Zone Act of 2005 bond issuances from its total indebtedness in the calculation of the consolidated debt coverage ratio. As of December 31, 2011, NuStar Energy’s consolidated debt coverage ratio was 4.1x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2010 Credit Facility as of December 31, 2011.
During the year ended December 31, 2011, we borrowed $6.0 million under the 2010 Credit Facility, mainly to fund our $6.7 million in contributions to NuStar Energy to maintain our 2% general partner interest following its issuances of common units in 2011. During the year ended December 31, 2011, we repaid $5.5 million under the 2010 Credit Facility. As of December 31, 2011, we had availability of $13.5 million and $10.0 million for borrowings and letters of credit, respectively, under the 2010 Credit Facility. The weighted-average interest rate related to borrowings under the 2010 Credit Facility for the year ended December 31, 2011 was 2.6%.
We are in discussions with the lenders to renew or replace our 2010 Credit Facility.
Investment in NuStar Energy
In December 2011, NuStar Energy issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit for proceeds of $311.4 million, net of issuance cost. In September and October 2011, NuStar Energy issued 108,029 common units for proceeds of $5.9 million, net of issuance cost. In conjunction with these issuances of common units, we contributed $6.7 million to NuStar Energy in order to maintain our 2% general partner interest.
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

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.98	$1.87	$1.73
Total cash distributions	$84,252	$79,517	$73,537

Pension and Other Postretirement Benefit Funded Status
During 2011, we contributed $7.2 million to our pension and postretirement benefit plans. We expect to contribute approximately $7.3 million to our pension and postretirement benefit plans in 2012, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2012 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other retirement benefit plans are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.
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
As of December 31, 2011, we sponsored the following employee benefit plans:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•
The NuStar GP, LLC Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar GP, LLC Excess Pension Plan and the NuStar GP, LLC Supplemental Executive Retirement Plan, benefit plans to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Benefits Plan, a medical benefits plan for retired employees.

As of December 31, 2011, we had the following long-term incentive plans:

•	The Third Amended and Restated 2000 Long-Term Incentive Plan, under which NuStar GP, LLC may award up to 3,250,000 NuStar Energy (NS) common units;

•	The 2002 Unit Option Plan, under which NuStar GP, LLC may award up to 200,000 NS unit options;

•	The 2003 Employee Unit Incentive Plan, under which NuStar GP, LLC may award up to 500,000 NS common units; and

•	The 2006 Long-Term Incentive Plan, under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units.

Please refer to Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of Employee Benefit Plans and Unit-Based Compensation.
NuStar Energy reimburses us for expenses incurred related to employee benefit plans at cost, and for long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of comprehensive income. Our current liabilities related to the long-term incentive plans and employee benefits are included in “Accrued compensation expense” and our noncurrent liabilities for employee benefits are included in “Long-term liabilities” on our consolidated balance sheets.

The following table represents total related party transactions charged to Nustar Energy and our long-term incentive plan compensation expenses:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$216,380	$208,805	$183,329
Other	402	383	376
Total related party transactions charged to NuStar Energy	$216,782	$209,188	$183,705

Long-term Contractual Obligations
As of December 31, 2011, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.
Contingencies
As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcome of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 11 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of contingencies.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about our critical accounting policies that involve critical accounting estimates, and should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” which summarizes our significant accounting policies. The following accounting policies involve estimates that are considered critical due to the level of sensitivity and judgment involved, as well as the impact on our consolidated financial position and results of operations. We believe that all of our estimates are reasonable.
Investment in NuStar Energy
We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy, as of December 31, 2011, is recoverable.
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
Pension and Other Postretirement Benefit Obligations
We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Services, Standard & Poor’s and Fitch. The resulting discount rates were 5.21% and 5.25% for pension and other postretirement benefit plans, respectively, as of December 31, 2011. These assumptions can have an effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in benefit obligation as of December 31, 2011 from:
Discount rate decrease	$4,402	$759
Compensation rate increase	1,606	n/a
Increase in net periodic benefit cost for the year ending December 31, 2012 resulting from:
Discount rate decrease	$1,205	$97
Expected return on plan assets decrease	140	n/a
Compensation rate increase	545	n/a

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2011. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 39.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
San Antonio, Texas
February 28, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, members’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP
San Antonio, Texas
February 28, 2012

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,354	$5,304
Receivable from NuStar Energy L.P.	6,735	10,345
Income tax receivable	2,619	—
Other receivables	302	831
Deferred income tax assets, net	4,378	4,870
Other current assets	204	303
Total current assets	15,592	21,653
Investment in NuStar Energy L.P.	547,230	566,676
Long-term receivable from NuStar Energy L.P.	14,502	10,088
Deferred income tax assets, net	11,703	5,628
Other assets	—	1,189
Total assets	$589,027	$605,234
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$16,500	$16,000
Accounts payable	257	89
Accrued compensation expense	19,476	24,727
Accrued liabilities	462	398
Income tax payable	—	302
Taxes other than income tax	1,287	1,056
Total current liabilities	37,982	42,572
Long-term liabilities	44,162	21,199
Commitments and contingencies (Note 11)
Members’ equity	529,548	540,992
Accumulated other comprehensive (loss) income	(22,665)	471
Total members’ equity	506,883	541,463
Total liabilities and members’ equity	$589,027	$605,234
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2011	2010	2009
Equity in earnings of NuStar Energy L.P.	$65,783	$66,859	$65,573
General and administrative expenses	(3,298)	(3,184)	(3,502)
Other income, net	7,320	9,475	5,555
Interest expense, net	(570)	(1,106)	(363)
Income before income tax benefit	69,235	72,044	67,263
Income tax benefit	401	419	834
Net income	69,636	72,463	68,097
Other comprehensive (loss) income:
Share of NuStar Energy L.P.’s other comprehensive (loss) income	(12,580)	6,679	4,362
Pension and other postretirement benefit plan adjustments:
Net unrecognized (loss) gain arising during the year, net of income tax benefit (expense) of $6,806, ($25) and $3,552	(10,887)	257	(5,638)
Net loss reclassified into income, net of income tax expense of $207, $80 and $44	331	527	70
Pension and other postretirement benefit plan adjustments	(10,556)	784	(5,568)
Total other comprehensive (loss) income	(23,136)	7,463	(1,206)
Comprehensive income	$46,500	$79,926	$66,891
Basic and diluted net income per unit	$1.64	$1.70	$1.60
Weighted-average number of basic units outstanding	42,546,096	42,517,525	42,505,534
Weighted-average number of diluted units outstanding	42,572,617	42,526,187	42,505,534
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$69,636	$72,463	$68,097
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(65,783)	(66,859)	(65,573)
Distributions of equity in earnings from NuStar Energy L.P.	65,783	66,859	65,746
Gain related to NuStar Energy L.P.’s issuance of limited partner units	(8,074)	(7,767)	(5,390)
Loss (gain) on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	754	(1,708)	(165)
(Benefit) provision for deferred income tax	(264)	(2,483)	712
Changes in current assets and liabilities (Note 9)	(584)	17,277	(3,145)
Decrease (increase) in other assets	1,189	(1,096)	—
Increase in long-term receivable from NuStar Energy L.P.	(4,414)	(2,425)	(1,018)
Increase (decrease) in long-term liabilities	5,621	(2,661)	465
Other, net	466	225	225
Net cash provided by operating activities	64,330	71,825	59,954
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	20,323	15,567	10,839
Investment in NuStar Energy L.P.	(17,031)	(22,416)	(11,037)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	10,894	15,846	4,344
Net cash provided by investing activities	14,186	8,997	4,146
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	6,000	5,200	14,300
Repayment of short-term debt	(5,500)	(3,500)	—
Repayment of long-term debt	—	—	(6,500)
Distributions to unitholders	(82,966)	(77,589)	(73,320)
Net cash used in financing activities	(82,466)	(75,889)	(65,520)
Net (decrease) increase in cash and cash equivalents	(3,950)	4,933	(1,420)
Cash and cash equivalents at the beginning of the period	5,304	371	1,791
Cash and cash equivalents at the end of the period	$1,354	$5,304	$371
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2009	42,503,784	$549,236	$(5,786)	$543,450
Net income	—	68,097	—	68,097
Other comprehensive loss	—	—	(1,206)	(1,206)
Distributions to unitholders	—	(73,320)	—	(73,320)
Unit-based compensation	10,710	1,187	—	1,187
Balance as of December 31, 2009	42,514,494	545,200	(6,992)	538,208
Net income	—	72,463	—	72,463
Other comprehensive income	—	—	7,463	7,463
Distributions to unitholders	—	(77,589)	—	(77,589)
Unit-based compensation	30,165	918	—	918
Balance as of December 31, 2010	42,544,659	540,992	471	541,463
Net income	—	69,636	—	69,636
Other comprehensive loss	—	—	(23,136)	(23,136)
Distributions to unitholders	—	(82,966)	—	(82,966)
Unit-based compensation	13,841	1,886	—	1,886
Balance as of December 31, 2011	42,558,500	$529,548	$(22,665)	$506,883
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010, and 2009

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On December 31, 2011, we owned approximately 16.3% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,312,306 common units of NuStar Energy representing a 14.3% limited partner interest.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents
Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

Investment in NuStar Energy
We account for our 16.3% investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy even though our ownership did not exceed 20% as of December 31, 2011. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2011 is recoverable.

Accounting for Sales of Units by NuStar Energy
We account for issuances of common units by NuStar Energy as if we had sold a proportionate share of our investment, such that we record any gain or loss in earnings. Please refer to Note 4 for a description of the issuances of common units by NuStar Energy.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On August 14, 2006, NuStar GP, LLC, our wholly owned subsidiary, elected to be treated as a corporation for federal income tax purposes under Treasury Regulation §301.7701-3(a). We account for income taxes under the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred taxes using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. We, or certain of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2008 through 2011.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2011 and 2010.

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

The liability for awards of NS unit options, performance awards and restricted units is included in “Accrued compensation expense” on our consolidated balance sheets. NuStar Energy reimburses us for the expenses resulting from NS awards and NSH awards to employees providing services to NuStar Energy. Expenses resulting from NSH awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of comprehensive income.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS
Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for the presentation of comprehensive income. The amended requirements eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended requirements, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application is required. Early adoption is permitted, so we adopted these provisions as of December 31, 2011. These amendments only affected financial statement presentation and did not impact our financial position or results of operations.
Fair Value Measurements
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. These changes are effective for interim and annual periods beginning on or after December 15, 2011, and early adoption is not permitted. Accordingly, we adopted these provisions January 1, 2012, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

4. INVESTMENT IN NUSTAR ENERGY
On December 9, 2011, NuStar Energy issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. NuStar Energy received proceeds of $311.4 million, net of issuance cost. In September and October 2011, NuStar Energy issued 108,029 common units for proceeds of $5.9 million, net of issuance cost.
In conjunction with NuStar Energy’s issuances of common units, we contributed $6.7 million to NuStar Energy in order to maintain our 2% general partner interest. Additionally, these issuances resulted in a gain of $8.1 million or $0.19 per unit for the year ended December 31, 2011, which is included in “Other income, net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital. Following these issuances, our ownership in NuStar Energy was reduced from 17.6% at December 31, 2010 to 16.3% at December 31, 2011.
On May 19, 2010, NuStar Energy issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. NuStar Energy received proceeds of $240.1 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $5.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 18.7% at December 31, 2009 to 17.6% at December 31, 2010. This issuance resulted in a gain of $7.8 million or $0.18 per unit for the year ended December 31, 2010, which is included in “Other income, net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

On November 13, 2009, NuStar Energy issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. NuStar Energy received proceeds of $288.8 million, net of issuance cost. In conjunction with NuStar Energy’s issuance of common units, we contributed $6.2 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 20.5% at December 31, 2008 to 18.7% at December 31, 2009. This issuance resulted in a gain of $5.4 million or $0.13 per unit for the year ended December 31, 2009, which is included in “Other income, net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information
Condensed financial information reported by NuStar Energy is summarized below:

	December 31,
	2011	2010
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$1,200,923	$939,507
Property, plant and equipment, net	3,430,468	3,187,457
Goodwill	846,717	813,270
Other long-term assets, net	403,082	446,159
Total assets	$5,881,190	$5,386,393
Current liabilities	$943,800	$393,229
Long-term debt, less current portion	1,928,071	2,136,248
Other long-term liabilities	144,984	154,216
Total liabilities	3,016,855	2,683,693
NuStar Energy partners' equity	2,852,201	2,702,700
Noncontrolling interest	12,134	—
Total liabilities and partners’ equity	$5,881,190	$5,386,393

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$6,575,255	$4,403,061	$3,855,871
Operating income	313,994	302,557	273,316
Net income	221,601	238,970	224,875
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2011	2010
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,852,201	$2,702,700
NuStar GP Holdings’ ownership interest in NuStar Energy	16.3%	17.6%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	464,909	475,675
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	82,321	91,001
Investment in NuStar Energy	$547,230	$566,676

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero Energy Corporation (Valero Energy) acquired us in connection with its December 31, 2001 acquisition of Ultramar Diamond Shamrock Corporation (2001 Acquisition). The step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, reflected in the table above relates to purchase accounting adjustments resulting from the 2001 Acquisition. The amount represents the unamortized excess of the fair value over carrying amount applicable to Valero Energy’s proportionate 73.6% interest in NuStar Energy’s identifiable assets and liabilities as of December 31, 2001, of which $81.8 million is being amortized as a reduction to equity in earnings of NuStar Energy over approximately 28 years. This amount also includes the portion of goodwill resulting from the 2001 Acquisition that was attributed to our investment in NuStar Energy. Since 26.4% of the equity interest in NuStar Energy was owned by public unitholders as of the date of the 2001 Acquisition, a significant portion of the total ownership interest in NuStar Energy was deemed to be held by the public according to GAAP, thereby preventing the adjustment of the reported financial statements of NuStar Energy.

The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,703	$4,113	$3,924
General partner incentive distribution (a)	36,319	33,304	28,712
General partner’s interest in earnings and incentive distributions of NuStar Energy	40,022	37,417	32,636
Limited partner interest in earnings of NuStar Energy	28,645	32,326	35,821
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)
Equity in earnings of NuStar Energy	$65,783	$66,859	$65,573

(a)
Our equity in earnings of NuStar Energy allocated to the general partner incentive distribution is less than the actual distribution made with respect to 2011, due to NuStar Energy’s issuance of common units after the end of the third quarter, but before the record date.

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
We had a receivable from NuStar Energy of $6.7 million and $10.3 million, as of December 31, 2011 and 2010, respectively, relating to payroll, employee benefit plans and unit-based compensation. We also had a long-term receivable of $14.5 million and $10.1 million from NuStar Energy as of December 31, 2011 and 2010, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$216,380	$208,805	$183,329
Other	402	383	376
Total related party transactions charged to NuStar Energy	$216,782	$209,188	$183,705

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GP Services Agreement
NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense is based on $1.1 million plus 1.0% of NuStar GP, LLC’s domestic bonus and unit-based compensation expense, subject to certain other adjustments. For the years ended December 31, 2011, 2010 and 2009, the Holdco Administrative Services Expense totaled $1.4 million, $1.5 million and $1.4 million, respectively. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice.
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
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the period indicated among its general and limited partners:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$6,630	$6,227	$5,430
General partner incentive distribution	36,326	33,304	28,712
Total general partner distribution	42,956	39,531	34,142
Limited partner distribution	44,812	43,924	43,557
Total distributions to NuStar GP Holdings	87,768	83,455	77,699
Public unitholders’ distributions	243,738	227,923	193,751
Total cash distributions	$331,506	$311,378	$271,450
Cash distributions per unit applicable to limited partners	$4.360	$4.280	$4.245
On February 10, 2012, NuStar Energy paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the fourth quarter of 2011.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. ACCRUED COMPENSATION EXPENSE AND LONG-TERM LIABILITIES
Accrued compensation expense and long-term liabilities consisted of the following:

	Accrued Compensation Expense		Long-term Liabilities
	December 31,		December 31,
	2011	2010	2011	2010
	(Thousands of Dollars)
NuStar Energy restricted units and performance awards	$13,622	$14,968	$—	$—
NuStar Energy unit options	1,953	7,076	—	—
Pension liabilities (Note 14)	99	93	24,131	4,511
Other postretirement benefit plan liabilities (Note 14)	162	116	18,510	15,252
Other employee-related liabilities	3,640	2,474	1,521	1,436
Total	$19,476	$24,727	$44,162	$21,199

8. FAIR VALUE MEASUREMENTS
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
The following liabilities are measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$13,622	$—	$—	$13,622
NuStar Energy unit options	—	1,953	—	1,953
Total	$13,622	$1,953	$—	$15,575

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$14,968	$—	$—	$14,968
NuStar Energy unit options	—	7,076	—	7,076
Total	$14,968	$7,076	$—	$22,044

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	December 31,
	2011	2010
Expected life in years	6.3	6.3
Expected volatility	20.3%	23.3%
Expected distribution yield	7.7%	6.2%
Risk-free interest rate	0.1%	0.4%

9. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$5,771	$1,671	$(6,122)
Income tax receivable	(1,339)	5,798	(5,076)
Other receivables	550	(36)	(24)
Other current assets	(62)	50	(134)
Increase (decrease) in current liabilities:
Accounts payable	104	(339)	11
Accrued compensation expense	(5,601)	10,054	8,158
Accrued liabilities	64	(431)	102
Income tax payable	(302)	302	—
Taxes other than income tax	231	208	(60)
Changes in current assets and liabilities	$(584)	$17,277	$(3,145)
Cash flows related to interest and income tax were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Cash paid for interest	$385	$847	$221
Cash paid (refunded) for income tax, net	$1,504	$(4,036)	$3,523
Non-cash investing and financing activities for the years ended December 31, 2011, 2010 and 2009 mainly consisted of:

•	Adjustments to our investment in NuStar Energy and accumulated other comprehensive income through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive income; and

•	Pension funding adjustments recognized in accumulated other comprehensive income.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. CREDIT FACILITY
Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and meet other liquidity and capital resource requirements.
On July 15, 2010, we entered into a 364-day revolving credit facility that we amended on July 14, 2011 to extend the maturity date to July 12, 2012 (2010 Credit Facility). The 2010 Credit Facility has a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility, as amended, is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.1% as of December 31, 2011. These interest rates are 1.00% lower than the rates that were in effect prior to the amendment on July 14, 2011.
Our obligations under the 2010 Credit Facility are unsecured. The 2010 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of material property, mergers and asset transfers.
The terms of the 2010 Credit Facility require NuStar Energy to maintain, as of the end of any four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. On March 7, 2011, we amended the 2010 Credit Facility to exclude NuStar Energy’s unused proceeds from the Gulf Opportunity Zone Act of 2005 bond issuances from its total indebtedness in the calculation of the consolidated debt coverage ratio. As of December 31, 2011, NuStar Energy’s consolidated debt coverage ratio was 4.1x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2010 Credit Facility as of December 31, 2011.
During the year ended December 31, 2011, we borrowed $6.0 million under the 2010 Credit Facility, mainly to fund our $6.7 million in contributions to NuStar Energy to maintain our 2% general partner interest following its issuances of common units in 2011. During the year ended December 31, 2011, we repaid $5.5 million under the 2010 Credit Facility. As of December 31, 2011, we had availability of $13.5 million and $10.0 million for borrowings and letters of credit, respectively, under the 2010 Credit Facility. The weighted-average interest rate related to borrowings under the 2010 Credit Facility for the year ended December 31, 2011 was 2.6%.

11. COMMITMENTS AND CONTINGENCIES
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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not filed a lawsuit against NuStar Energy related to this matter, and NuStar Energy has not made any payments toward costs incurred by the DOJ. NuStar Energy reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, NuStar Energy agreed to pay $11.7 million plus interest to the United States. Although the settlement requires approval of the United States Bankruptcy Court for the District of Delaware, as well as the United States District Court for the District of Massachusetts, NuStar Energy remains hopeful that the necessary approvals will be obtained and that the settlement will be finalized in the near term.
Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants breached a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provided for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contended that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants had failed to perform under the Charter Agreement. Eres valued its damages for the alleged breach of contract claim at approximately $78.1 million. On October 14, 2011, Eres and the Defendants entered into a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement and Mutual Release, the NuStar Entities paid $33.5 million in full and final settlement of all of Eres’ claims against the Defendants. The settlement amount was included in NuStar Energy’s accrual for contingent losses as of September 30, 2011.
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
Commitments
As of December 31, 2011, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

12. NET INCOME PER UNIT
Net Income Per Unit
We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Year Ended December 31,
	2011	2010	2009
Basic units outstanding:
Weighted-average number of basic units outstanding	42,546,096	42,517,525	42,505,534
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,546,096	42,517,525	42,505,534
Effect of dilutive securities	26,521	8,662	—
Weighted-average number of diluted units outstanding	42,572,617	42,526,187	42,505,534
The computation of diluted net income per unit for the year ended December 31, 2009 excludes 324,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. MEMBERS’ EQUITY
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

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.98	$1.87	$1.73
Total cash distributions	$84,252	$79,517	$73,537
On February 14, 2012, we paid a quarterly cash distribution totaling $21.7 million, or $0.510 per unit, related to the fourth quarter of 2011.

Accumulated Other Comprehensive Income
The balance of and changes in the components included in “Accumulated other comprehensive (loss) income” were as follows:

	Share of NuStar Energy’s Other Comprehensive Income	Pension and Other Postretirement Benefit Plan Adjustments, net of tax	Accumulated Other Comprehensive (Loss) Income
	(Thousands of Dollars)
Balance as of January 1, 2009	$(2,907)	$(2,879)	$(5,786)
Activity	4,362	(5,568)	(1,206)
Balance as of December 31, 2009	1,455	(8,447)	(6,992)
Activity	6,679	784	7,463
Balance as of December 31, 2010	8,134	(7,663)	471
Activity	(12,580)	(10,556)	(23,136)
Balance as of December 31, 2011	$(4,446)	$(18,219)	$(22,665)

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. EMPLOYEE BENEFIT PLANS
The NuStar Thrift Plan
The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Effective May 1, 2010, Thrift Plan participants may designate all or any portion of their contributions as Roth 401(k) contributions as defined in the Code. Our matching contributions to the Thrift Plan for the years ended December 31, 2011, 2010 and 2009 totaled $6.5 million, $5.9 million and $5.3 million, respectively.

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

Pension and Other Postretirement Benefits
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a defined benefit final average pay formula (FAP) based on years of service and compensation during their period of service. Employees become fully vested in their Pension Plan benefits upon attaining five years of vesting service. Effective January 1, 2011, the FAP was frozen to participants entering the Pension Plan. Participants entering the Pension Plan beginning in 2011 will be eligible for a defined benefit cash balance formula based on age and service, and become fully vested in their Pension Plan benefits upon attaining three years of vesting service.

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

NuStar Energy reimbursed and will continue to reimburse all costs incurred by us related to these employee benefit plans at cost. We charged NuStar Energy $13.7 million, $13.1 million, and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, for these employee benefit plans. Our current and noncurrent liabilities for these employee benefits are included in “Accrued compensation expense” and “Long-term liabilities,” respectively, on our consolidated balance sheets.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2011 and 2010 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$50,292	$36,714	$15,368	$13,586
Service cost	12,484	11,384	1,040	904
Interest cost	2,881	2,233	888	832
Benefits paid	(1,217)	(962)	(126)	(64)
Participants contributions	—	—	69	27
Actuarial loss	13,577	923	1,433	83
Benefit obligation, December 31	$78,017	$50,292	$18,672	$15,368
Change in plan assets:
Plan assets at fair value, January 1	$46,877	$27,236	$—	$—
Actual return on plan assets	934	3,603	—	—
Company contributions	7,193	17,000	57	37
Benefits paid	(1,217)	(962)	(126)	(64)
Participants contributions	—	—	69	27
Plan assets, December 31	$53,787	$46,877	$—	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$53,787	$46,877	$—	$—
Less: Benefit obligation at December 31	78,017	50,292	18,672	15,368
Funded status at December 31	(24,230)	(3,415)	(18,672)	(15,368)
Amounts recognized in the consolidated balance sheets:
Other assets	$—	$1,189	$—	$—
Accrued compensation expense	(99)	(93)	(162)	(116)
Long-term liabilities	(24,131)	(4,511)	(18,510)	(15,252)
Net pension liability	$(24,230)	$(3,415)	$(18,672)	$(15,368)

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$12,484	$11,384	$8,155	$1,040	$904	$667
Interest cost	2,881	2,233	1,343	888	832	699
Expected return on assets	(3,617)	(2,314)	(1,600)	—	—	—
Amortization of prior service credit	(18)	(18)	(18)	—	—	—
Amortization of net loss	485	542	132	71	83	—
Net periodic benefit cost	$12,215	$11,827	$8,012	$1,999	$1,819	$1,366
Adjustments recognized in other comprehensive (loss) income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(Thousands of Dollars)
Net unrecognized (loss) gain arising during the year	$(16,260)	$366	$(6,808)	$(1,433)	$(84)	$(2,382)
Net loss reclassified into income:
Amortization of prior service credit	(18)	(18)	(18)	—	—	—
Amortization of net loss	485	542	132	71	83	—
Net loss reclassified into income	467	524	114	71	83	—
Income tax benefit (expense)	6,064	(136)	2,591	535	31	917
Total changes in other comprehensive (loss) income	$(9,729)	$754	$(4,103)	$(827)	$30	$(1,465)
The amounts recorded as a component of accumulated other comprehensive loss related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
	(Thousands of Dollars)
Unrecognized actuarial loss (a)	$(26,069)	$(10,294)	$(11,202)	$(3,959)	$(2,597)	$(2,596)
Prior service credit (a)	103	121	139	—	—	—
Deferred tax asset	10,145	4,081	4,217	1,561	1,026	995
Accumulated other comprehensive loss, net of tax	$(15,821)	$(6,092)	$(6,846)	$(2,398)	$(1,571)	$(1,601)

(a)	Represents the balance of accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2012, we expect to recognize $1.4 million and $0.1 million of the unrecognized actuarial loss for Pension Plans and other postretirement benefit plans, respectively. The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2011 and 2010 was $56.9 million and $37.3 million, respectively. As of December 31, 2011, the aggregate benefit obligation for the Pension Plans exceeded plan assets. As of December 31, 2010, the benefit obligation exceeded plan assets for the Excess Pension Plan and the SERP only, which did not have any plan assets. As of December 31, 2010, the accumulated benefit obligation for the Excess Pension Plan and the SERP combined was $3.1 million.

The allocations of plan assets for the Pension Plan were as follows:

	December 31,
	2011	2010
Equity securities	65%	67%
Fixed income securities	33%	32%
Cash equivalent securities	2%	1%
The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis and the allocation as of December 31, 2011 was in line with our target.
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
We disclose the fair value for each major class of plan assets in the Pension Plan into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan, were as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,054	$—	$—	$1,054
Equity securities:
U.S. large cap equity fund (a)	—	29,945	—	29,945
International stock index fund (b)	4,779	—	—	4,779
Fixed income securities:
Bond market index fund (c)	18,009	—	—	18,009
Total	$23,842	$29,945	$—	$53,787

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$386	$—	$—	$386
Equity securities:
U.S. large cap equity fund (a)	—	26,596	—	26,596
International stock index fund (b)	4,800	—	—	4,800
Fixed income securities:
Bond market index fund (c)	15,095	—	—	15,095
Total	$20,281	$26,596	$—	$46,877

(a)
This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)	This fund tracks the performance of the Total International Composite Index.

(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.
For the year ended December 31, 2011, we contributed $7.0 million to the Pension Plan. We expect to contribute approximately $7.0 million to the Pension Plan during 2012, which is our minimum required contribution under the Employee Retirement Income Security Act. Since costs incurred by us related to the Pension Plan and our other postretirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2012	$2,022	$162
2013	2,497	275
2014	3,194	426
2015	3,875	618
2016	6,134	839
Years 2017-2021	41,051	6,770

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2011	2010	2011	2010
Discount rate	5.21%	5.82%	5.25%	5.80%
Rate of compensation increase	4.05%	4.07%	n/a	n/a
The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.82%	6.16%	7.13%	5.80%	6.14%	7.11%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	4.07%	4.56%	4.66%	n/a	n/a	n/a
The assumed health care cost trend rates were as follows:

	December 31,
	2011	2010
Health care cost trend rate assumed for next year	7.38%	7.36%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2018	2018
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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. UNIT-BASED COMPENSATION
As of December 31, 2011, we sponsored following long-term incentive plans:

•
The Third Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP) under which NuStar GP, LLC may award NuStar Energy (NS) common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. The 2000 LTIP was amended in May 2011 to increase the units authorized for award from 1,500,000 at December 31, 2010 to 3,250,000 at December 31, 2011.

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

We purchase NS common units as needed to satisfy awards granted under the 2000 LTIP, the UOP and the UIP.
The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2011		2010		2009
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	27,111	(a)	21,380	(a)	23,233	(a)
Restricted units	208,195	1/5 per year	191,430	1/5 per year	194,973	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	6,760	1/3 per year	3,938	1/3 per year	5,076	1/3 per year
UIP:
Restricted units (b)	14,005	1/5 per year	11,520	1/5 per year	10,692	1/5 per year
2006 LTIP:
Restricted units	24,970	1/5 per year	21,935	1/5 per year	24,290	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	9,987	1/3 per year	6,156	1/3 per year	8,627	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met, as defined in the award agreements.

(b)
The UIP restricted unit grants include 2,880, 2,460 and 2,382 restricted unit awards granted to certain international employees for the years ended December 31, 2011, 2010 and 2009, respectively, that vest 1/3 per year, as defined in the award agreements.

(c)
Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “general and administrative expenses” on our consolidated statements of comprehensive income.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011 and 2010, we had accrued $15.6 million and $22.0 million, respectively, for the outstanding awards of NS unit options, performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets. As of December 31, 2011, NS common units that remained available to be awarded totaled 1,697,163 under the 2000 LTIP and 234,979 under the UIP. Substantially all approved awards under the UOP have been granted as of December 31, 2011. NSH units that remained available totaled 1,540,033 under the 2006 LTIP as of December 31, 2011.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$8,521	$20,349	$15,060
Expenses resulting from NuStar GP Holdings awards to non-employee directors	305	225	225
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
On November 16, 2007, we granted 324,100 NSH unit options at $31.55, which was our only grant of options under the 2006 LTIP. These options expire seven years from the grant date and vest in annual one-third increments beginning on November 16, 2010. The total intrinsic value of unit options exercised during the year ended December 31, 2010 was $0.1 million. No NSH unit options were exercised during the years ended December 31, 2011 and 2009. The balance of NSH unit options outstanding was 312,433 as of December 31, 2011 and 2010.

The following table summarizes the status of vested NSH unit options granted under the 2006 LTIP:

	Number of Unit Options	Weighted- Average Exercise Price Per Unit	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(Thousands of Dollars)
Outstanding as of December 31, 2011	312,433	$31.55	2.9	$531

Exercisable as of December 31, 2011	204,405	$31.55	2.9	$347

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Units
The following table summarizes information related to outstanding NSH restricted units awarded under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit
Balance as of January 1, 2011	55,959	15,344	71,303	$28.34
Granted	24,970	9,987	34,957	$30.53
Vested	(14,258)	(8,364)	(22,622)	$26.43
Balance as of December 31, 2011	66,671	16,967	83,638	$29.77

The weighted-average grant-date fair value of NSH restricted units granted during the years ended December 31, 2011, 2010, and 2009 was $30.53, $36.54, and $26.07 per unit, respectively. The total fair value of NSH restricted units that vested during the years ended December 31, 2011, 2010, and 2009 was $0.7 million, $0.8 million, and $0.3 million, respectively.

16. INCOME TAXES
Components of income tax benefit were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Current:
U.S. federal	$129	$(1,906)	$1,485
U.S. state	8	(158)	61
Total current	137	(2,064)	1,546
Deferred:
U.S. federal	251	2,302	(690)
U.S. state	13	181	(22)
Total deferred	264	2,483	(712)
Total income tax benefit	$401	$419	$834

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(Thousands of Dollars)
Deferred income tax assets:
Share/option compensation	$6,226	$8,429
Pension	8,658	1,698
Capital loss	—	44
Other state	1,027	496
Net operating loss	—	1,280
Foreign tax credits	3	12
Valuation allowance	—	(44)
Other employee benefits	379	—
Deferred income tax assets	16,293	11,915
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(212)	(37)
Other employee benefits	—	(1,380)
Total net deferred income tax assets	$16,081	$10,498

At December 31, 2010, our U.S. corporate operations had capital loss carryforwards for tax purposes, which were subject to a five-year carryforward limitation and were set to expire in 2014. A valuation allowance was recorded at December 31, 2010 due to uncertainties related to our ability to utilize the federal capital loss carryforwards before they expired. As of December 31, 2011, we no longer have a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets primarily consisting of federal capital loss carryforwards, since such carryforwards were utilized on our 2010 federal income tax return, resulting in a decrease in the valuation allowance of $0.1 million. The valuation allowance was based on our estimates of taxable income for federal income tax purposes and the period over which deferred income taxes would have been recoverable.

The realization of deferred income tax assets recorded as of December 31, 2011 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more-likely-than-not that the deferred tax assets as of December 31, 2011 will be realized, based upon expected future taxable income and potential tax planning strategies.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2011:
Net income	$10,183	$22,061	$18,362	$19,030	$69,636
Basic and diluted net income per unit	0.24	0.52	0.43	0.45	1.64
Cash distributions per unit applicable to limited partners	0.480	0.495	0.495	0.510	1.980
2010:
Net income	$8,493	$30,886	$17,777	$15,307	$72,463
Basic and diluted net income per unit	0.20	0.73	0.42	0.35	1.70
Cash distributions per unit applicable to limited partners	0.450	0.460	0.480	0.480	1.870

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2011.
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
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP HOLDINGS, LLC
Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2012 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION
Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2012 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2012 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2012 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2012 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2011, 2010 and 2009” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar GP Holdings, LLC and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
		NUSTAR GP HOLDINGS, LLC:
		Management’s Report on Internal Control over Financial Reporting
		Report of independent registered public accounting firm (KPMG LLP)
		Consolidated Balance Sheets as of December 31, 2011 and 2010
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
		Consolidated Statements of Members’ Equity – Years Ended December 31, 2011, 2010 and 2009
		Notes to Consolidated Financial Statements
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

4.25
Sixth Supplemental Indenture, dated as of February 2, 2012, to Indenture dated as of July 15, 2002, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed February 7, 2012 (File No. 001-16417), Exhibit 4.3

4.26
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.23
4.27	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.28
First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.29
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

4.30
Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.31
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

4.32
Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08
4.33
Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.30

4.34	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.35	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC, dated as of July 19, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 4.01

4.36	Amendment No. 1, effective as of February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC (f/k/a Valero GP Holdings, LLC) and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

10.01
364-Day Revolving Credit Agreement dated as of July 15, 2010, among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, and The Lenders Party Thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 19, 2010 (File No. 001-32940), Exhibit 10.01

10.02	First Amendment to 364-Day Revolving Credit Agreement dated as of March 7, 2011, among NuStar GP Holdings, LLC, The Lenders Party Thereto, and JPMorgan Chase Bank, N.A.	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed March 11, 2011 (File No. 001-32940), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.03
Second Amendment to 364-Day Revolving Credit Agreement dated as of July 14, 2011, among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 19, 2011 (File No. 001-32940), Exhibit 10.01

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

10.05
First Amendment to 5-Year Revolving Credit Agreement, dated as of August 18, 2010, among NuStar Logistics, L.P., as Borrower, NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed August 20, 2010 (File No. 001-16417), Exhibit 10.01

10.06
Second Amendment to 5-Year Revolving Credit Agreement, dated as of March 7, 2011, among NuStar Logistics, L.P., as Borrower, NuStar Energy L.P., NuStar Pipeline Operating Partnership, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed March 11, 2011 (File No. 001-16417), Exhibit 10.01

+10.07	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.08	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, as amended	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.58

+10.09	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.10	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 11, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

+10.11	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.12	Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

+10.13	Form of Performance Unit Agreement under the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

+10.14	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.15	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.16	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.17	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.03

+10.18	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

+10.19	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.02

+10.20	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.21	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.22	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 1010 (File No. 001-16417), Exhibit 10.03

+10.23	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-32940), Exhibit 10.12

+10.24	Form of Waiver Related to Certain Performance Units under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.25	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.26	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

+10.27	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.28	Form of Non-Employee Director Restricted Unit and Distribution Equivalent Right Award Agreement under the Valero GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.05

+10.29	Form of Non-Employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.30	Form of Non-employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.31	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.02

+10.32	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.03

+10.33	Form of 2010 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.34	Form of Unit Option Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.35	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.15

+10.36	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

+10.37	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.17

+10.38	Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and Curtis V. Anastasio, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.39	Form of Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and each of the executive officers of NuStar GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

+10.40	Form of Waiver to Non-Employee Director Award Agreement	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed May 28, 2008 (File No. 001-16417), Exhibit 10.01

10.41	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.42	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and Valero GP Holdings, LLC, dated effective as of June 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.43	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.44	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.45	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, Valero GP Holdings, LLC and Valero GP, LLC, effective as of December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

+10.46	Valero L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

10.47	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2007 (File No. 001-32940), Exhibit 10.52

10.48	Amendment to Sale and Purchase Agreement dated January 10, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.4

10.49	Second Amendment to Sale and Purchase Agreement dated March 20, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.5

10.50
Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008
NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.51	Peregrino Crude Oil Purchase/Sale Agreement between Statoil Brasil Óleo E Gas Limitada and NuStar Marketing LLC dated as of November 17, 2010	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2010 (File No. 001-32940), Exhibit 10.46#

10.52	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.53	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. Dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.54	Application for Letter of Credit and Reimbursement Agreement Between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. Dated as of July 15, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.02

10.55	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.56	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

10.57	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.58	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of August 9, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.59	Equity Distribution Agreement, dated May 23, 2011 by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, and Citigroup Global Markets Inc.	NuStar Energy L.P.’s Current Report on Form 8-K filed May 23, 2011 (File No. 001-16417), Exhibit 1.1

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 28, 2012	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Consolidated Financial Statements of NuStar Energy L.P. for the Year Ended December 31, 2011	*

101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Members’ Equity, and (v) Notes to Consolidated Financial Statements
**

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

**	Submitted electronically herewith.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the Securities and Exchange Commission (SEC). The redacted material was filed separately with the SEC.

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

NuStar GP Holdings, LLC (Registrant)

By:	/s/ Curtis V. Anastasio

Curtis V. Anastasio
President and Chief Executive Officer
February 28, 2012

By:	/s/ Steven A. Blank

Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
February 28, 2012

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Senior Vice President and Controller
February 28, 2012

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 28, 2012
William E. Greehey

/s/ Curtis V. Anastasio	President, Chief Executive	February 28, 2012
Curtis V. Anastasio	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Executive Vice President	February 28, 2012
Steven A. Blank	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Senior Vice President and Controller	February 28, 2012
Thomas R. Shoaf	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 28, 2012
William B. Burnett

/s/ James F. Clingman	Director	February 28, 2012
James F. Clingman

/s/ Stan L. McLelland	Director	February 28, 2012
Stan L. McLelland