Form 10-Q
period 2012-03-31
NuStar GP Holdings, LLC
filed 2012-04-25
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of March 31, 2012 was 42,586,483.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$943	$1,354
Receivable from NuStar Energy L.P.	15,312	6,735
Income tax receivable	2,594	2,619
Other receivables	1,338	302
Deferred income tax assets, net	3,144	4,378
Other current assets	184	204
Total current assets	23,515	15,592
Investment in NuStar Energy L.P.	527,988	547,230
Long-term receivable from NuStar Energy L.P.	13,672	14,502
Deferred income tax assets, net	13,070	11,703
Total assets	$578,245	$589,027
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$16,000	$16,500
Accounts payable	361	257
Accrued compensation expense	21,579	19,476
Accrued liabilities	314	462
Taxes other than income tax	440	1,287
Total current liabilities	38,694	37,982
Long-term liabilities	48,716	44,162
Commitments and contingencies (Note 9)
Members’ equity	519,260	529,548
Accumulated other comprehensive loss	(28,425)	(22,665)
Total members’ equity	490,835	506,883
Total liabilities and members’ equity	$578,245	$589,027
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2012	2011
Equity in earnings of NuStar Energy L.P.	$11,772	$11,342
General and administrative expenses	(857)	(744)
Other income (expense), net	136	(619)
Interest expense, net	(133)	(178)
Income before income tax benefit	10,918	9,801
Income tax benefit	128	382
Net income	$11,046	$10,183
Comprehensive income	$5,286	$12,317
Basic and diluted net income per unit	$0.26	$0.24
Weighted-average number of basic units outstanding	42,574,419	42,544,659
Weighted-average number of diluted units outstanding	42,597,641	42,584,313
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$11,046	$10,183
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(11,772)	(11,342)
Distributions of equity in earnings from NuStar Energy L.P.	11,772	11,342
(Gain) loss on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(136)	619
Benefit for deferred income tax	(133)	(1,084)
Changes in current assets and liabilities (Note 7)	(7,996)	(2,550)
Decrease in other assets	—	1,174
Decrease (increase) in long-term receivable from NuStar Energy L.P.	830	(645)
Increase in long-term liabilities	4,554	2,190
Other, net	31	—
Net cash provided by operating activities	8,196	9,887
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	11,088	9,854
Investment in NuStar Energy L.P.	—	(2,105)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	2,162	4,183
Other, net	(11)	—
Net cash provided by investing activities	13,239	11,932
Cash Flows from Financing Activities:
Repayment of short-term debt	(500)	(4,500)
Distributions to unitholders	(21,708)	(20,422)
Other, net	362	—
Net cash used in financing activities	(21,846)	(24,922)
Net decrease in cash and cash equivalents	(411)	(3,103)
Cash and cash equivalents at the beginning of the period	1,354	5,304
Cash and cash equivalents at the end of the period	$943	$2,201
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2012, we owned approximately 16.2% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,247,994 common units of NuStar Energy representing a 14.2% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three months ended March 31, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements
In May 2011, the Financial Accounting Standards Board issued amended guidance and disclosure requirements for fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. These changes were effective for interim and annual periods beginning on or after December 15, 2011. Accordingly, we adopted these provisions January 1, 2012, and they did not have a material impact on our financial position, results of operations or disclosures.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	March 31, 2012	December 31, 2011
	(Unaudited)
Balance Sheet Information:
Current assets	$1,368,396	$1,200,923
Property, plant and equipment, net	3,499,629	3,430,468
Goodwill	849,040	846,717
Other long-term assets, net	366,363	403,082
Total assets	$6,083,428	$5,881,190
Current liabilities	$1,492,690	$943,800
Long-term debt, less current portion	1,690,038	1,928,071
Other long-term liabilities	136,482	144,984
Total liabilities	3,319,210	3,016,855
NuStar Energy partners' equity	2,751,062	2,852,201
Noncontrolling interest	13,156	12,134
Total liabilities and partners’ equity	$6,083,428	$5,881,190

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$1,735,692	$1,234,616
Operating income	48,321	55,731
Net income	26,254	28,516

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	March 31, 2012	December 31, 2011
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,751,062	$2,852,201
NuStar GP Holdings’ ownership interest in NuStar Energy	16.2%	16.3%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	445,672	464,909
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	82,316	82,321
Investment in NuStar Energy	$527,988	$547,230

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS
We had a receivable from NuStar Energy of $15.3 million and $6.7 million, as of March 31, 2012 and December 31, 2011, respectively, relating to payroll, employee benefit plans and unit-based compensation. We also had a long-term receivable of $13.7 million and $14.5 million from NuStar Energy as of March 31, 2012 and December 31, 2011, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$58,005	$51,976
Other	96	81
Total related party transactions charged to NuStar Energy	$58,101	$52,057
GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2012, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.5 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

5. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,782	$1,592
General partner incentive distribution	9,816	8,568
Total general partner distribution	11,598	10,160
Limited partner distribution	11,211	11,022
Total distributions to NuStar GP Holdings	22,809	21,182
Public unitholders’ distributions	66,267	58,434
Total cash distributions	$89,076	$79,616
Cash distributions per unit applicable to limited partners	$1.095	$1.075

On February 10, 2012, NuStar Energy paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the fourth quarter of 2011. On April 25, 2012, NuStar Energy announced a quarterly cash distribution of $1.095 per unit related to the first quarter of 2012. This distribution will be paid on May 11, 2012 to unitholders of record on May 8, 2012 and will total $89.1 million.

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
The following liabilities are measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$16,053	$—	$—	$16,053
NuStar Energy unit options	—	2,060	—	2,060
Total	$16,053	$2,060	$—	$18,113

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$13,622	$—	$—	$13,622
NuStar Energy unit options	—	1,953	—	1,953
Total	$13,622	$1,953	$—	$15,575

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	March 31, 2012	December 31, 2011
Expected life in years	6.0	6.3
Expected volatility	20.2%	20.3%
Expected distribution yield	7.4%	7.7%
Risk-free interest rate	0.2%	0.1%

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(8,186)	$(931)
Income tax receivable	25	182
Other receivables	(1,036)	(146)
Other current assets	(11)	79
Increase (decrease) in current liabilities:
Accounts payable	104	343
Accrued compensation expense	2,103	(979)
Accrued liabilities	(148)	(50)
Income tax payable	—	(302)
Taxes other than income tax	(847)	(746)
Changes in current assets and liabilities	$(7,996)	$(2,550)
Cash flows related to interest and income tax were as follows:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Cash paid for interest	$105	$135
Cash (refunded) paid for income tax	$(20)	$823

8. CREDIT FACILITY

Our revolving credit facility matures on July 12, 2012 and has a borrowing capacity of up to $30.0 million, of which, up to $10.0 million may be available for letters of credit (2010 Credit Facility). As of March 31, 2012, we had outstanding borrowings of $16.0 million and availability of $14.0 million for borrowings under the 2010 Credit Facility. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate, which was 2.0% as of March 31, 2012.

The terms of the 2010 Credit Facility require NuStar Energy to maintain, as of the end of any four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of March 31, 2012, NuStar Energy’s consolidated debt coverage ratio was 4.6x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2010 Credit Facility as of March 31, 2012.

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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. NuStar Energy reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, NuStar Energy agreed to pay $11.7 million plus interest to the United States. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a proposed consent decree has been filed with the United States District Court for the District of Massachusetts. NuStar Energy is hopeful that the consent decree will be entered and that the settlement will be finalized in the near term.

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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2011	$506,883
Net income	11,046
Distributions to unitholders	(21,708)
Other comprehensive loss	(5,760)
Unit-based compensation and other	374
Balance as of March 31, 2012	$490,835

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.51	$0.48
Total cash distributions	$21,720	$20,422

On February 14, 2012, we paid a quarterly cash distribution totaling $21.7 million, or $0.51 per unit, related to the fourth quarter of 2011. On April 25, 2012, we announced a quarterly cash distribution of $0.51 per unit related to the first quarter of 2012. This distribution will be paid on May 15, 2012 to unitholders of record on May 8, 2012, and totals $21.7 million.

11. NET INCOME PER UNIT
We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended March 31,
	2012	2011
Basic units outstanding:
Weighted-average number of basic units outstanding	42,574,419	42,544,659
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,574,419	42,544,659
Effect of dilutive securities	23,222	39,654
Weighted-average number of diluted units outstanding	42,597,641	42,584,313

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2012	2011	2012	2011
	(Thousands of Dollars)
For the three months ended March 31:
Components of net periodic benefit cost:
Service cost	$3,904	$3,091	$315	$253
Interest cost	1,003	720	244	222
Expected return on assets	(979)	(904)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net loss	348	121	35	18
Net periodic benefit cost	$4,272	$3,024	$594	$493

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2011, Part I “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of March 31, 2012, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,247,994 common units of NuStar Energy representing a 14.2% limited partner interest.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,
	2012	2011	Change
Equity in earnings of NuStar Energy	$11,772	$11,342	$430
General and administrative expenses	(857)	(744)	(113)
Other income (expense), net	136	(619)	755
Interest expense, net	(133)	(178)	45
Income before income tax benefit	10,918	9,801	1,117
Income tax benefit	128	382	(254)
Net income	$11,046	$10,183	$863
Basic and diluted net income per unit	$0.26	$0.24	$0.02
The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended March 31,
	2012	2011	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,735,692	$1,234,616	$501,076
Cost of product sales	1,489,837	992,367	497,470
Operating expenses	125,666	120,239	5,427
Depreciation and amortization expense	42,867	38,734	4,133
Segment operating income	77,322	83,276	(5,954)
General and administrative expenses	27,187	25,983	1,204
Other depreciation and amortization expense	1,814	1,562	252
Operating income	$48,321	$55,731	$(7,410)
Net income	$26,254	$28,516	$(2,262)
Net income per unit applicable to limited partners	$0.23	$0.30	$(0.07)
Cash distributions per unit applicable to limited partners	$1.095	$1.075	$0.020

NuStar Energy’s net income decreased $2.3 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to decreased segment operating income. NuStar Energy’s segment operating income decreased $6.0 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to decreased operating income from the asphalt and fuels marketing segment, partially offset by increased operating income from the storage and transportation segments.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2012	2011	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$331	$398	$(67)
General partner incentive distribution	9,816	8,568	1,248
General partner’s interest in earnings and incentive distributions of NuStar Energy	10,147	8,966	1,181
Limited partner interest in earnings of NuStar Energy	2,346	3,097	(751)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$11,772	$11,342	$430

NuStar Energy’s per unit distributions for the three months ended March 31, 2012 increased, compared to the three months ended March 31, 2011, from $1.075 to $1.095. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter 2011, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to a decrease in NuStar Energy’s net income per unit applicable to limited partners.

TRENDS AND OUTLOOK
NuStar Energy expects its results for 2012 to improve compared to 2011 due to higher segmental operating income in all of its reportable business segments. NuStar Energy’s net income should benefit from higher operating income, but it expects higher interest expense to partially offset the operating income benefit.

NuStar Energy’s Storage Segment
For 2012, NuStar Energy expects the storage segment earnings to increase compared to 2011. Internal growth projects completed in 2011 as well as those expected to be completed in 2012, mainly at NuStar Energy’s St. Eustatius terminal in the Caribbean and its St. James, Louisiana terminal, should contribute to the higher earnings in 2012.

NuStar Energy’s Transportation Segment
NuStar Energy expects full year results for the transportation segment to improve in 2012 compared to 2011. NuStar Energy’s transportation segment earnings should benefit from higher throughputs related to the pipeline expansion projects completed in 2011 that serve Eagle Ford shale production as well as additional expansion projects it expects to complete in 2012. Additionally, the tariffs on NuStar Energy’s pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, are expected to increase effective July 1, 2012, when the annual adjustment takes effect. However, lower expected throughputs in the second quarter of 2012, mainly due to planned refinery maintenance, may cause earnings for the segment to fall below earnings for the second quarter of 2011.
NuStar Energy’s Asphalt and Fuels Marketing Segment
NuStar Energy expects the asphalt and fuels marketing segment earnings for 2012 to increase compared to 2011 mainly due to higher earnings from its asphalt operations. Investments made in 2011 to upgrade NuStar Energy’s crude oil processing capability have allowed it to diversify its sources of crude oil. The alternative sources of crude oil that NuStar Energy is now able to process currently trade at a discount to Venezuelan crude oil, the historical source of crude oil for its asphalt operations. During 2012, NuStar Energy expects to increase the amount of lower-cost crude oil processed at its asphalt operations, which should benefit the earnings of its asphalt operations.

NuStar Energy expects lower results from the San Antonio refinery to partially offset the expected benefit from improved asphalt earnings. NuStar Energy’s first quarter results were negatively affected by the substantial rise in the cost of crude oil processed at the San Antonio refinery over benchmark WTI. NuStar Energy expects this may continue during 2012 resulting in a premium price for the crude oil processed at the San Antonio refinery. Generally, NuStar Energy expects to be able to increase the price of products it produces at the San Antonio refinery to offset the higher cost of crude oil. However, much of NuStar Energy’s crude oil supply for the San Antonio refinery is currently hedged with swap contracts based on WTI. If the crude oil processed at the San Antonio refinery continues to trade at a premium to WTI, NuStar Energy expects the losses on the swap contracts to more than offset the earnings from operations of the San Antonio refinery, and may result in the San Antonio refinery reporting an operating loss for 2012. As a result, NuStar Energy is currently evaluating its hedging strategy with respect to the San Antonio refinery and its other fuels marketing operations.

NuStar Energy’s outlook for the partnership overall could change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products it stores, transports and sells as well as changes in commodity prices for the products it markets.

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
Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.075
Total cash distributions by NuStar Energy to all partners	$89,076	$79,616
Cash distributions we received from NuStar Energy:
General partner interest	$1,782	$1,592
General partner incentive distribution	9,816	8,568
Limited partner interest – common units	11,211	11,022
Total cash distributions to us	$22,809	$21,182
Distributions to us as a percentage of total cash distributions	25.6%	26.6%

Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011
Cash distributions received from NuStar Energy for the three months ended March 31, 2012 were $22.9 million compared to $21.2 million for the three months ended March 31, 2011. The cash distributions we received were used principally to fund distributions to our unitholders totaling $21.7 million for the three months ended March 31, 2012, compared to $20.4 million for the three months ended March 31, 2011. We also used excess cash to repay $0.5 million on our revolving credit facility for the three months ended March 31, 2012.

Credit Facility
Our revolving credit facility matures on July 12, 2012 and has a borrowing capacity of up to $30.0 million, of which, up to $10.0 million may be available for letters of credit (2010 Credit Facility). As of March 31, 2012, we had outstanding borrowings of $16.0 million and availability of $14.0 million for borrowings under the 2010 Credit Facility. Interest on the 2010 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate, which was 2.0% as of March 31, 2012.

The terms of the 2010 Credit Facility require NuStar Energy to maintain, as of the end of any four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of March 31, 2012, NuStar Energy’s consolidated debt coverage ratio was 4.6x. We are also required to receive cash distributions of at least $35.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2010 Credit Facility as of March 31, 2012.

We are in discussions with the lenders to renew or replace our 2010 Credit Facility.
Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.51	$0.48
Total cash distributions	$21,720	$20,422
Related Party Transactions
Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. "Financial Statements" for total related party transactions charged to and amounts due from NuStar Energy, and a description of the agreement.
Contingencies
As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcomes of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. "Financial Statements" for a more detailed discussion of contingencies.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2011.
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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. NuStar Energy reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, NuStar Energy agreed to pay $11.7 million plus interest to the United States. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a proposed consent decree has been filed with the United States District Court for the District of Massachusetts. NuStar Energy is hopeful that the consent decree will be entered and that the settlement will be finalized in the near term.

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

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar GP Holdings, LLC’s Form 10-Q for the quarter ended March 31 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements

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
April 25, 2012

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
April 25, 2012

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
April 25, 2012