Form 10-Q
period 2012-06-30
NuStar GP Holdings, LLC
filed 2012-08-07
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2012 was 42,586,483.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$730	$1,354
Receivable from NuStar Energy L.P.	17,562	6,735
Income tax receivable	3,656	2,619
Other receivables	860	302
Deferred income tax assets, net	1,793	4,378
Other current assets	273	204
Total current assets	24,874	15,592
Investment in NuStar Energy L.P.	471,277	547,230
Long-term receivable from NuStar Energy L.P.	15,141	14,502
Deferred income tax assets, net	13,555	11,703
Total assets	$524,847	$589,027
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$15,000	$16,500
Accounts payable	447	257
Accrued compensation expense	20,177	19,476
Accrued liabilities	314	462
Taxes other than income tax	309	1,287
Total current liabilities	36,247	37,982
Long-term liabilities	53,241	44,162
Commitments and contingencies (Note 8)
Members’ equity	464,529	529,548
Accumulated other comprehensive loss	(29,170)	(22,665)
Total members’ equity	435,359	506,883
Total liabilities and members’ equity	$524,847	$589,027
See Condensed Notes to Consolidated Financial Statements.
NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity in (loss) earnings of NuStar Energy L.P.	$(32,428)	$22,919	$(20,656)	$34,261
General and administrative expenses	(795)	(742)	(1,652)	(1,486)
Other (expense) income, net	(30)	(46)	106	(665)
Interest expense, net	(151)	(165)	(284)	(343)
(Loss) income before income tax benefit	(33,404)	21,966	(22,486)	31,767
Income tax benefit	196	95	324	477
Net (loss) income	$(33,208)	$22,061	$(22,162)	$32,244
Comprehensive (loss) income	$(33,953)	$16,637	$(28,667)	$28,954
Basic and diluted net (loss) income per unit	$(0.78)	$0.52	$(0.52)	$0.76
Weighted-average number of basic units outstanding	42,575,563	42,544,659	42,574,991	42,544,659
Weighted-average number of diluted units outstanding	42,575,563	42,585,924	42,574,991	42,585,123
See Condensed Notes to Consolidated Financial Statements.
NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(22,162)	$32,244
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (earnings) of NuStar Energy L.P.	20,656	(34,261)
Distributions of equity in earnings from NuStar Energy L.P.	—	34,261
(Gain) loss on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(106)	665
Provision (benefit) for deferred income tax	733	(977)
Changes in current assets and liabilities (Note 6)	(11,841)	(4,216)
Decrease in other assets	—	1,189
Increase in long-term receivable from NuStar Energy L.P.	(639)	(1,323)
Increase in long-term liabilities	9,079	5,634
Other, net	76	—
Net cash (used in) provided by operating activities	(4,204)	33,216
Cash Flows from Investing Activities:
Distributions from NuStar Energy L.P.	45,665	8,111
Investment in NuStar Energy L.P.	—	(2,105)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	2,475	4,635
Net cash provided by investing activities	48,140	10,641
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	15,000	—
Repayment of short-term debt	(16,500)	(5,000)
Distributions to unitholders	(43,428)	(40,844)
Other, net	368	—
Net cash used in financing activities	(44,560)	(45,844)
Net decrease in cash and cash equivalents	(624)	(1,987)
Cash and cash equivalents at the beginning of the period	1,354	5,304
Cash and cash equivalents at the end of the period	$730	$3,317
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2012, we owned approximately 16.2% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,242,194 common units of NuStar Energy representing a 14.2% limited partner interest.

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
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net (loss) income based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and six months ended June 30, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Asphalt Operations
On July 3, 2012, NuStar Energy entered into an agreement with an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, to create a joint venture that will own and operate NuStar Energy’s asphalt refining assets, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). NuStar Energy and Lindsay Goldberg will each have a 50% voting interest in NuStar Asphalt LLC (Asphalt JV), currently a wholly owned subsidiary of NuStar Energy, which was formed for the purpose of entering into this joint venture and which will own all the assets of the Asphalt Operations. Lindsay Goldberg will pay $175.0 million for the class A equity interests of Asphalt JV, while NuStar Energy will retain the class B equity interests of Asphalt JV. The class A equity interests will have a distribution preference over the class B equity interests, as well as a liquidation preference.

At the time of closing, Asphalt JV will purchase the inventory of the Asphalt Operations from NuStar Energy at market prices. Additionally, NuStar Energy expects to deconsolidate Asphalt JV and prospectively report its remaining investment in Asphalt JV using the equity method of accounting. In connection with this transaction, which is expected to close in the third quarter of 2012, NuStar Energy recorded an impairment loss of $266.4 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, goodwill, intangible assets and other long-term assets to their estimated fair value.

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	June 30, 2012	December 31, 2011
	(Unaudited)
Balance Sheet Information:
Current assets	$1,504,105	$1,200,923
Property, plant and equipment, net	3,079,431	3,430,468
Goodwill	822,701	846,717
Other long-term assets, net	311,361	403,082
Total assets	$5,717,598	$5,881,190
Current liabilities	$1,122,934	$943,800
Long-term debt, less current portion	2,106,988	1,928,071
Other long-term liabilities	66,559	144,984
Total liabilities	3,296,481	3,016,855
NuStar Energy partners' equity	2,408,269	2,852,201
Noncontrolling interest	12,848	12,134
Total liabilities and partners’ equity	$5,717,598	$5,881,190

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Statement of Comprehensive (Loss) Income Information:
Revenues	$1,901,905	$1,589,184	$3,637,597	$2,823,800
Operating (loss) income	(206,298)	117,351	(157,977)	173,082
Net (loss) income	(246,810)	92,605	(220,556)	121,121

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	June 30, 2012	December 31, 2011
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,408,269	$2,852,201
NuStar GP Holdings’ ownership interest in NuStar Energy	16.2%	16.3%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	390,140	464,909
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	81,137	82,321
Investment in NuStar Energy	$471,277	$547,230

3. RELATED PARTY TRANSACTIONS
We had a receivable from NuStar Energy of $17.6 million and $6.7 million, as of June 30, 2012 and December 31, 2011, respectively, relating to payroll, employee benefit plans and unit-based compensation. We also had a long-term receivable of $15.1 million and $14.5 million from NuStar Energy as of June 30, 2012 and December 31, 2011, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total related party transactions charged to NuStar Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$50,371	$52,766	$108,376	$104,742
Other	90	70	186	151
Total related party transactions charged to NuStar Energy	$50,461	$52,836	$108,562	$104,893
GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2012, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.3 million for each of the three-month periods ended June 30, 2012 and 2011, and $0.8 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

4. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,782	$1,627	$3,564	$3,219
General partner incentive distribution	9,816	8,963	19,632	17,531
Total general partner distribution	11,598	10,590	23,196	20,750
Limited partner distribution	11,223	11,213	22,434	22,235
Total distributions to NuStar GP Holdings	22,821	21,803	45,630	42,985
Public unitholders’ distributions	66,255	59,536	132,522	117,970
Total cash distributions	$89,076	$81,339	$178,152	$160,955
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.170

On May 11, 2012, NuStar Energy paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the first quarter of 2012. On July 27, 2012, NuStar Energy announced a quarterly cash distribution of $1.095 per unit related to the second quarter of 2012. This distribution will be paid on August 10, 2012 to unitholders of record on August 7, 2012 and will total $89.1 million.

5. FAIR VALUE MEASUREMENTS
We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.
The following liabilities are measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$16,360	$—	$—	$16,360
NuStar Energy unit options	—	776	—	776
Total	$16,360	$776	$—	$17,136

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$13,622	$—	$—	$13,622
NuStar Energy unit options	—	1,953	—	1,953
Total	$13,622	$1,953	$—	$15,575

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	June 30, 2012	December 31, 2011
Expected life in years	6.0	6.3
Expected volatility	20.0%	20.3%
Expected distribution yield	8.1%	7.7%
Risk-free interest rate	0.2%	0.1%

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts.

6. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Six Months Ended June 30,
	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from NuStar Energy	$(9,866)	$(3,790)
Income tax receivable	(1,037)	539
Other receivables	(558)	(19)
Other current assets	(145)	205
Increase (decrease) in current liabilities:
Accounts payable	190	278
Accrued compensation expense	701	(53)
Accrued liabilities	(148)	(33)
Income tax payable	—	(302)
Taxes other than income tax	(978)	(1,041)
Changes in current assets and liabilities	$(11,841)	$(4,216)
Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2012	2011
	(Thousands of Dollars)
Cash paid for interest	$240	$250
Cash (refunded) paid for income tax	$(20)	$264

7. CREDIT FACILITY

On June 29, 2012, we entered into a 364-day revolving credit agreement that matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). All outstanding borrowings under the previous 364-day revolving credit facility that was set to mature on July 12, 2012, were paid off with proceeds from the 2012 Credit Facility on June 29, 2012. As of June 30, 2012, we had outstanding borrowings of $15.0 million and availability of $25.0 million for borrowings under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.0% as of June 30, 2012.

The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. Additionally, if NuStar Energy’s asphalt assets and operations are not owned by an unconsolidated joint venture, the 2012 Credit Facility allows the consolidated debt coverage ratio not to exceed 6.5-to-1.0 and 6.0-to-1.0 for the rolling periods ending June 30, 2012 and September 30, 2012, respectively. As of June 30, 2012, NuStar Energy’s consolidated debt coverage ratio was 6.0x. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of June 30, 2012.

8. COMMITMENTS AND CONTINGENCIES
Contingencies
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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. NuStar Energy reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a consent decree was entered by the United States District Court for the District of Massachusetts. Pursuant to the terms of the settlement, NuStar Energy paid approximately $13.1 million to the United States government in July 2012 and received releases of claims from various private parties and a covenant not to sue from the United States government. In connection with the settlement, NuStar Energy recognized a gain of $28.7 million during the second quarter of 2012.

Other. NuStar Energy is a party to additional claims and legal proceedings arising in the ordinary course of its business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations, financial position or liquidity.

9. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2011	$506,883
Net loss	(22,162)
Distributions to unitholders	(43,428)
Other comprehensive loss	(6,505)
Unit-based compensation	571
Balance as of June 30, 2012	$435,359

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.510	$0.495	$1.020	$0.975
Total cash distributions	$21,713	$21,059	$43,433	$41,481

On May 15, 2012, we paid a quarterly cash distribution totaling $21.7 million, or $0.510 per unit, related to the first quarter of 2012. On July 27, 2012, we announced a quarterly cash distribution of $0.510 per unit related to the second quarter of 2012. This distribution will be paid on August 14, 2012 to unitholders of record on August 7, 2012, and totals $21.7 million.

10. NET (LOSS) INCOME PER UNIT
We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Unit amounts used in the computation of basic and diluted net (loss) income per unit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic units outstanding:
Weighted-average number of basic units outstanding	42,575,563	42,544,659	42,574,991	42,544,659
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,575,563	42,544,659	42,574,991	42,544,659
Effect of dilutive securities	—	41,265	—	40,464
Weighted-average number of diluted units outstanding	42,575,563	42,585,924	42,574,991	42,585,123

The computation of diluted net loss per unit for the three and six months ended June 30, 2012 excludes 300,766 outstanding options to purchase NuStar GP Holdings units as the effect of including such units would have been anti-dilutive.

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2012	2011	2012	2011
	(Thousands of Dollars)
For the three months ended June 30:
Components of net periodic benefit cost:
Service cost	$3,904	$3,121	$315	$260
Interest cost	1,003	720	244	222
Expected return on assets	(979)	(904)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net loss	348	121	35	18
Net periodic benefit cost	$4,272	$3,054	$594	$500

For the six months ended June 30:
Components of net periodic benefit cost:
Service cost	$7,808	$6,212	$630	$513
Interest cost	2,006	1,440	488	444
Expected return on assets	(1,958)	(1,808)	—	—
Amortization of prior service credit	(8)	(8)	—	—
Amortization of net loss	696	242	70	36
Net periodic benefit cost	$8,544	$6,078	$1,188	$993

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of June 30, 2012, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,242,194 common units of NuStar Energy representing a 14.2% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net (loss) income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

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
On July 3, 2012, NuStar Energy entered into an agreement with an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, to create a joint venture that will own and operate NuStar Energy’s asphalt refining assets, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). NuStar Energy and Lindsay Goldberg will each have a 50% voting interest in NuStar Asphalt LLC (Asphalt JV), currently a wholly owned subsidiary of NuStar Energy, which was formed for the purpose of entering into this joint venture and which will own all the assets of the Asphalt Operations. Lindsay Goldberg will pay $175.0 million for the class A equity interests of Asphalt JV, while NuStar Energy will retain the class B equity interests of Asphalt JV. The class A equity interests will have a distribution preference over the class B equity interests, as well as a liquidation preference.

At the time of closing, Asphalt JV will purchase the inventory of the Asphalt Operations from NuStar Energy at market prices. Additionally, NuStar Energy expects to deconsolidate Asphalt JV and prospectively report its remaining investment in Asphalt JV using the equity method of accounting. In connection with this transaction, which is expected to close in the third quarter of 2012, NuStar Energy recorded an impairment loss of $266.4 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, goodwill, intangible assets and other long-term assets to their estimated fair value.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2012	2011	Change
Equity in (loss) earnings of NuStar Energy	$(32,428)	$22,919	$(55,347)
General and administrative expenses	(795)	(742)	(53)
Other expense, net	(30)	(46)	16
Interest expense, net	(151)	(165)	14
(Loss) income before income tax benefit	(33,404)	21,966	(55,370)
Income tax benefit	196	95	101
Net (loss) income	$(33,208)	$22,061	$(55,269)
Basic and diluted net (loss) income per unit	$(0.78)	$0.52	$(1.30)
The following table summarizes NuStar Energy’s statement of comprehensive (loss) income data:

	Three Months Ended June 30,
	2012	2011	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,901,905	$1,589,184	$312,721
Cost of product sales	1,661,189	1,269,448	391,741
Operating expenses	135,263	134,626	637
Depreciation and amortization expense	43,537	40,056	3,481
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating (loss) income	(206,567)	145,054	(351,621)
General and administrative expenses	(23,135)	(26,119)	2,984
Other depreciation and amortization expense	(2,039)	(1,584)	(455)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Operating (loss) income	$(206,298)	$117,351	$(323,649)
Net (loss) income	$(246,810)	$92,605	$(339,415)
Net (loss) income per unit applicable to limited partners	$(3.56)	$1.27	$(4.83)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

For the three months ended June 30, 2012, NuStar Energy reported a net loss of $246.8 million, compared to net income of $92.6 million the three months ended June 30, 2011, primarily due to an operating loss of $292.5 million in the asphalt and fuels marketing segment. The operating loss of the asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million related to the long-lived assets of NuStar Energy’s asphalt operations. In addition, the gross margin for the asphalt and fuels marketing segment decreased $90.5 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. These decreases were partially offset by increases in segment operating income in NuStar Energy’s storage and transportation segments for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, as well as a $28.7 million gain on a legal settlement recognized in the second quarter of 2012.
Equity in (loss) earnings of NuStar Energy
The following table summarizes our equity in (loss) earnings of NuStar Energy:

	Three Months Ended June 30,
	2012	2011	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in (Loss) Earnings of NuStar Energy:
General partner interest	$(5,131)	$1,673	$(6,804)
General partner incentive distribution rights (IDR)	9,816	8,963	853
General partner’s interest in earnings and incentive distributions of NuStar Energy	4,685	10,636	(5,951)
Limited partner interest in (loss) earnings of NuStar Energy	(36,392)	13,004	(49,396)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in (loss) earnings of NuStar Energy	$(32,428)	$22,919	$(55,347)

For the three months ended June 30, 2012, NuStar Energy reported a net loss per unit applicable to limited partners of $3.56, compared to net income of $1.27 per unit for the three months ended June 30, 2011. As our results related to both our general and limited partner interests are based on NuStar Energy's results, we reported equity in loss related to our general and limited partner interests for the three months ended June 30, 2012, compared to equity in earnings for the three months ended June 30, 2011.

An increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter 2011, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,
	2012	2011	Change
Equity in (loss) earnings of NuStar Energy	$(20,656)	$34,261	$(54,917)
General and administrative expenses	(1,652)	(1,486)	(166)
Other income (expense), net	106	(665)	771
Interest expense, net	(284)	(343)	59
(Loss) income before income tax benefit	(22,486)	31,767	(54,253)
Income tax benefit	324	477	(153)
Net (loss) income	$(22,162)	$32,244	$(54,406)
Basic and diluted net (loss) income per unit	$(0.52)	$0.76	$(1.28)

The following table summarizes NuStar Energy’s statement of comprehensive (loss) income data:

	Six Months Ended June 30,
	2012	2011	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$3,637,597	$2,823,800	$813,797
Cost of product sales	3,151,026	2,261,815	889,211
Operating expenses	260,929	254,865	6,064
Depreciation and amortization expense	86,404	78,790	7,614
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating (loss) income	(129,245)	228,330	(357,575)
General and administrative expenses	(50,322)	(52,102)	1,780
Other depreciation and amortization expense	(3,853)	(3,146)	(707)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Operating (loss) income	$(157,977)	$173,082	$(331,059)
Net (loss) income	$(220,556)	$121,121	$(341,677)
Net (loss) income per unit applicable to limited partners	$(3.33)	$1.57	$(4.90)
Cash distributions per unit applicable to limited partners	$2.190	$2.170	$0.020

For the six months ended June 30, 2012, NuStar Energy reported a net loss of $220.6 million, compared to net income of $121.1 million for the six months ended June 30, 2011, primarily due to an operating loss of $308.3 million in the asphalt and fuels marketing segment. The operating loss of the asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million related to the long-lived assets of NuStar Energy’s asphalt operations. In addition, the gross margin for the asphalt and fuels marketing segment decreased $95.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. These decreases were partially offset by increases in segment operating income in NuStar Energy’s storage and transportation segments for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, as well as a $28.7 million gain on a legal settlement recognized in the second quarter of 2012.
Equity in (loss) earnings of NuStar Energy
The following table summarizes our equity in (loss) earnings of NuStar Energy:

	Six Months Ended June 30,
	2012	2011	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in (Loss) Earnings of NuStar Energy:
General partner interest	$(4,800)	$2,071	$(6,871)
General partner incentive distribution rights (IDR)	19,632	17,531	2,101
General partner’s interest in earnings and incentive distributions of NuStar Energy	14,832	19,602	(4,770)
Limited partner interest in (loss) earnings of NuStar Energy	(34,046)	16,101	(50,147)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—
Equity in (loss) earnings of NuStar Energy	$(20,656)	$34,261	$(54,917)

For the six months ended June 30, 2012, NuStar Energy reported a net loss per unit applicable to limited partners of $3.33, compared to net income of $1.57 per unit for the six months ended June 30, 2011. As our results related to both our general and limited partner interests are based on NuStar Energy's results, we reported equity in loss related to our general and limited partner interests for the six months ended June 30, 2012, compared to equity in earnings for the six months ended June 30, 2011.

NuStar Energy’s per unit distributions for the six months ended June 30, 2012 increased, compared to the six months ended
June 30, 2011, from $2.170 to $2.190. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2011, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

TRENDS AND OUTLOOK

NuStar Energy’s Storage Segment
For the last half of 2012, NuStar Energy expects the storage segment to continue to benefit from internal growth projects completed in 2011 as well as those expected to be completed in 2012, mainly at its St. Eustatius terminal in the Caribbean and its St. James, Louisiana terminal. However, NuStar Energy's third quarter 2012 earnings may be slightly lower than the same period of 2011 due to higher maintenance costs at several of its terminal facilities that will more than offset the expected additional earnings from those completed projects. Overall, NuStar Energy expects the full year 2012 earnings for the storage segment to exceed 2011.
NuStar Energy’s Transportation Segment
NuStar Energy expects earnings of the transportation segment for the third quarter and the last half of 2012 to be higher as compared to the same periods in 2011. NuStar Energy’s earnings for this segment should benefit from higher throughputs related to the pipeline expansion projects completed in 2011 and in July 2012 that serve Eagle Ford Shale production as well as an additional Eagle Ford Shale expansion project it should complete in the third or fourth quarter of 2012. Additionally, the last half of 2012 will benefit from the tariff increase that went into effect on July 1, 2012 on NuStar Energy’s pipelines regulated by the Federal Energy Regulatory Commission. However, NuStar Energy expects throughputs to be negatively affected by planned maintenance at refineries served by its pipelines in the fourth quarter of 2012, which will partially offset the expected increases described above. Overall, NuStar Energy expects the full year 2012 earnings for the transportation segment to be higher than 2011.
NuStar Energy’s Asphalt and Fuels Marketing Segment
NuStar Energy expects to complete the sale of 50% of its asphalt operations in the third quarter of 2012. Upon closing of the sale, NuStar Energy expects to deconsolidate the asphalt operations and prospectively report its remaining investment using the equity method of accounting. Because of NuStar Energy’s ongoing involvement with the asphalt operations, it will not report its historic results of operations as discontinued operations. Therefore, NuStar Energy’s future results of operations for this segment, subsequent to deconsolidation, will not be comparable to the corresponding historic periods. Furthermore, at the closing date, NuStar Energy has agreed to sell inventory associated with its asphalt operations to the new entity at market prices, as defined in the purchase and sale agreement filed on its July 6, 2012 Current Report on Form 8-K. In recent months, crude oil prices generally have declined. If that trend continues, the market price for NuStar Energy’s inventory may be less than its cost, causing an additional loss upon deconsolidation of the asphalt operations.

NuStar Energy expects third quarter results for its fuels marketing operations to fall below the third quarter of last year, primarily due to lower earnings from its bunkering and crude oil trading. Expected lower earnings for the third quarter combined with the lower earnings through the second quarter should cause NuStar Energy’s full year results for the fuels marketing operations to be less than the full year results for the prior year.

NuStar Energy's outlook for the partnership overall could change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products it stores, transports and sells as well as changes in commodity prices for the products it markets.

We expect our equity in (loss) earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s (loss) earnings.

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
Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095	$2.190	$2.170
Total cash distributions by NuStar Energy to all partners	$89,076	$81,339	$178,152	$160,955
Cash distributions we received from NuStar Energy:
General partner interest	$1,782	$1,627	$3,564	$3,219
General partner incentive distribution	9,816	8,963	19,632	17,531
Limited partner interest – common units	11,223	11,213	22,434	22,235
Total cash distributions to us	$22,821	$21,803	$45,630	$42,985
Distributions to us as a percentage of total cash distributions	25.6%	26.8%	25.6%	26.7%
Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011
Cash distributions received from NuStar Energy for the six months ended June 30, 2012 were $45.7 million compared to $42.4 million for the six months ended June 30, 2011. The cash distributions we received were used principally to fund distributions to our unitholders totaling $43.4 million for the six months ended June 30, 2012, compared to $40.8 million for the six months ended June 30, 2011. We used proceeds of $15.0 million from our new revolving credit facility and excess cash to repay $16.5 million on our previous revolving credit facility for the six months ended June 30, 2012. We also used excess cash to repay $5.0 million on our revolving credit facility for the six months ended June 30, 2011.
Credit Facility
On June 29, 2012, we entered into a 364-day revolving credit agreement that matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). All outstanding borrowings under the previous 364-day revolving credit facility that was set to mature on July 12, 2012, were paid off with proceeds from the 2012 Credit Facility on June 29, 2012. As of June 30, 2012, we had outstanding borrowings of $15.0 million and availability of $25.0 million for borrowings under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.0% as of June 30, 2012.

The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. Additionally, if NuStar Energy’s asphalt assets and operations are not owned by an unconsolidated joint venture, the 2012 Credit Facility allows the consolidated debt coverage ratio not to exceed 6.5-to-1.0 and 6.0-to-1.0 for the rolling periods ending June 30, 2012 and September 30, 2012, respectively. As of June 30, 2012, NuStar Energy’s consolidated debt coverage ratio was 6.0x. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of June 30, 2012.
Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.510	$0.495	$1.020	$0.975
Total cash distributions	$21,713	$21,059	$43,433	$41,481
Related Party Transactions
Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for total related party transactions charged to and amounts due from NuStar Energy, and a description of the agreement.
Contingencies
As previously discussed, our only cash-generating assets are our indirect ownership interests in NuStar Energy. NuStar Energy is subject to certain loss contingencies, the outcomes of which could have a material effect on NuStar Energy’s results of operations and cash flows. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of contingencies.

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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. NuStar Energy reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a consent decree was entered by the United States District Court for the District of Massachusetts. Pursuant to the terms of the settlement, NuStar Energy paid approximately $13.1 million to the United States government in July 2012 and received releases of claims from various private parties and a covenant not to sue from the United States government. In connection with the settlement, NuStar Energy recognized a gain of $28.7 million during the second quarter of 2012.
Pipeline and Hazardous Materials Safety Administration Matter. In April 2010, representatives from the Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an on-site inspection at NuStar Pipeline Operating Partnership’s (NuPOP) Wichita, Kansas facilities. On April 21, 2011, NuPOP received a notice of probable violation alleging that it may have violated certain regulations relating to release reporting, corrosion control and record keeping. NuPOP contested the allegations, and on December 29, 2011, PHMSA issued an order with a $101,200 penalty. NuPOP petitioned PHMSA for reconsideration, and on June 14, 2012, PHMSA denied the petition and affirmed its prior order requiring that NuPOP pay a penalty of $101,200. NuPOP paid the $101,200 penalty in July 2012.

Item 6.	Exhibits

Exhibit Number	Description

10.01
5-Year Revolving Credit Agreement, dated as of May 2, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, and Wells Fargo Bank, National Association, Barclays Bank PLC, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc., Mizuho Corporate Bank, Ltd, Wells Fargo Securities, LLC, and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed May 8, 2012)

10.02
Letter of Credit Agreement dated as of June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent(incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012)

10.03
364-Day Revolving Credit Agreement dated as of June 29, 2012, among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, and The Lenders Party Thereto (incorporated by reference to Exhibit 10.01 of NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 6, 2012)

10.04
First Amendment to 5-Year Revolving Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012)

10.05
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 of NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012)

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
August 7, 2012

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
August 7, 2012

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
August 7, 2012