Form 10-Q
period 2012-09-30
NuStar GP Holdings, LLC
filed 2012-11-08
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 1-32940
  _________________________________________
NUSTAR GP HOLDINGS, LLC
(Exact name of registrant as specified in its charter)
  _________________________________________

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19003 IH-10 West San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2012 was 42,586,483.

tNUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,660	$1,354
Receivable from related party	14,736	6,735
Income tax receivable	—	2,619
Other receivables	3	302
Deferred income tax assets, net	4,735	4,378
Other current assets	181	204
Total current assets	22,315	15,592
Investment in NuStar Energy L.P.	482,678	547,230
Long-term receivable from NuStar Energy L.P.	16,004	14,502
Deferred income tax assets, net	13,710	11,703
Total assets	$534,707	$589,027
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$21,000	$16,500
Accounts payable	576	257
Accrued compensation expense	21,217	19,476
Accrued liabilities	439	462
Income tax payable	249	—
Taxes other than income tax	527	1,287
Total current liabilities	44,008	37,982
Long-term liabilities	57,753	44,162
Commitments and contingencies (Note 8)
Members’ equity	462,056	529,548
Accumulated other comprehensive loss	(29,110)	(22,665)
Total members’ equity	432,946	506,883
Total liabilities and members’ equity	$534,707	$589,027
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity in earnings (loss) of NuStar Energy L.P.	$9,185	$18,996	$(11,471)	$53,257
General and administrative expenses	(654)	(749)	(2,306)	(2,235)
Other income (expense), net	10,702	108	10,808	(557)
Interest expense, net	(158)	(116)	(442)	(459)
Income (loss) before income tax benefit	19,075	18,239	(3,411)	50,006
Income tax benefit	90	123	414	600
Net income (loss)	$19,165	$18,362	$(2,997)	$50,606
Comprehensive income (loss)	$19,225	$(3,191)	$(9,442)	$25,763
Basic and diluted net income (loss) per unit	$0.45	$0.43	$(0.07)	$1.19
Weighted-average number of basic units outstanding	42,575,563	42,544,659	42,575,183	42,544,659
Weighted-average number of diluted units outstanding	42,575,563	42,570,271	42,575,183	42,580,118
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(2,997)	$50,606
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in loss (earnings) of NuStar Energy L.P.	11,471	(53,257)
Distributions of equity in earnings from NuStar Energy L.P.	—	53,257
Gain related to NuStar Energy L.P.'s issuance of limited partner units	(10,689)	(124)
(Gain) loss on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(119)	681
Benefit for deferred income tax	(2,364)	(1,989)
Changes in current assets and liabilities (Note 6)	(2,240)	(4,650)
Decrease in other assets	—	1,189
Increase in long-term receivable from NuStar Energy L.P.	(1,502)	(1,783)
Increase in long-term liabilities	13,591	8,871
Other, net	121	134
Net cash provided by operating activities	5,272	52,935
Cash Flows from Investing Activities:
Distributions from NuStar Energy L.P.	68,473	10,923
Investment in NuStar Energy L.P.	(14,961)	(4,966)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	2,795	4,721
Net cash provided by investing activities	56,307	10,678
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	21,000	—
Repayment of short-term debt	(16,500)	(5,500)
Distributions to unitholders	(65,141)	(61,903)
Other, net	368	—
Net cash used in financing activities	(60,273)	(67,403)
Net increase (decrease) in cash and cash equivalents	1,306	(3,790)
Cash and cash equivalents at the beginning of the period	1,354	5,304
Cash and cash equivalents at the end of the period	$2,660	$1,514
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2012, we owned approximately 15.1% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,391,275 common units of NuStar Energy representing a 13.1% limited partner interest.

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
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income (loss) based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and nine months ended September 30, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Equity Offering
On September 10, 2012, NuStar Energy issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit and received proceeds of $336.8 million. In conjunction with NuStar Energy’s issuance of common units, we contributed $7.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 16.3% at December 31, 2011 to 15.1% at September 30, 2012. This issuance resulted in a gain of $10.7 million for the three and nine months ended September 30, 2012, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income (loss), and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Energy’s Asphalt Operations
On September 28, 2012, NuStar Energy sold a 50% voting interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV) previously a wholly owned subsidiary of NuStar Energy, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while NuStar Energy retained the Class B equity interests with a fair value of $52.0 million (Class B Interests) of Asphalt JV. The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference.

NuStar Asphalt Refining, LLC and NuStar Marketing LLC are wholly-owned subsidiaries of NuStar Asphalt LLC. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to Asphalt JV, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

At closing, NuStar Energy received $261.3 million from Asphalt JV for inventory related to the Asphalt Operations, pending a final inventory valuation. Additionally, NuStar Energy deconsolidated Asphalt JV, recognized a loss of $21.6 million on the Asphalt Sale and started reporting its remaining investment in Asphalt JV using the equity method of accounting.

In anticipation of the Asphalt Sale, NuStar Energy recorded an impairment loss of $266.4 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, goodwill, intangible assets and other long-term assets to their estimated fair value.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	September 30, 2012	December 31, 2011
	(Unaudited)
Balance Sheet Information:
Current assets	$864,240	$1,200,923
Property, plant and equipment, net	3,155,090	3,430,468
Goodwill	822,911	846,717
Long-term receivable from related party	170,711	—
Other long-term assets, net	350,932	403,082
Total assets	$5,363,884	$5,881,190
Current liabilities	$1,110,400	$943,800
Long-term debt, less current portion	1,518,543	1,928,071
Other long-term liabilities	62,842	144,984
Total liabilities	2,691,785	3,016,855
NuStar Energy partners' equity	2,659,185	2,852,201
Noncontrolling interest	12,914	12,134
Total liabilities and partners’ equity	$5,363,884	$5,881,190

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Statement of Comprehensive (Loss) Income Information:
Revenues	$1,744,766	$1,824,350	$5,382,363	$4,648,150
Operating income (loss)	50,722	92,977	(107,255)	266,059
Net income (loss)	4,342	70,281	(216,214)	191,402

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	September 30, 2012	December 31, 2011
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,659,185	$2,852,201
NuStar GP Holdings’ ownership interest in NuStar Energy	15.1%	16.3%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	401,537	464,909
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	81,141	82,321
Investment in NuStar Energy	$482,678	$547,230

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS
We had a receivable from related party of $14.7 million and $6.7 million, as of September 30, 2012 and December 31, 2011, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation of NuStar Energy. We also had a long-term receivable of $16.0 million and $14.5 million from NuStar Energy as of September 30, 2012 and December 31, 2011, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table represents total transactions charged to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation for NuStar Energy	$55,048	$45,976	$163,424	$150,718
Other	1,184	160	3,312	311
Total transactions charged to related parties	$56,232	$46,136	$166,736	$151,029

GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2012, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.2 million and $0.3 million for three months ended September 30, 2012 and 2011, respectively and $1.0 million for each of the nine-month periods ended September 30, 2012 and 2011.
Asphalt JV Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, we entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that we will furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV will compensate us for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice.
Asphalt JV Employee Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, we entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provides that certain of our employees will provide employee-services to Asphalt JV. In exchange Asphalt JV will reimburse us for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV Employee Services Agreement, including an annual bonus amount that does not exceed our target bonus plan. The employees covered under the Asphalt JV Employee Services Agreement will not be entitled to any new unit-based compensation grants from us, and Asphalt JV will not be responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement will terminate on December 31, 2012.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,628	$5,525	$4,847
General partner incentive distribution	10,805	8,972	30,437	26,503
Total general partner distribution	12,766	10,600	35,962	31,350
Limited partner distribution	11,374	11,271	33,808	33,506
Total distributions to NuStar GP Holdings	24,140	21,871	69,770	64,856
Public unitholders’ distributions	73,911	59,543	206,433	177,513
Total cash distributions	$98,051	$81,414	$276,203	$242,369
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.265

On August 10, 2012, NuStar Energy paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the second quarter of 2012. On October 25, 2012, NuStar Energy announced a quarterly cash distribution of $1.095 per unit related to the third quarter of 2012. This distribution will be paid on November 14, 2012 to unitholders of record on November 9, 2012 and will total $98.1 million.

5. FAIR VALUE MEASUREMENTS
We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.
The following liabilities are measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$16,954	$—	$—	$16,954
NuStar Energy unit options	—	399	—	399
Total	$16,954	$399	$—	$17,353

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$13,622	$—	$—	$13,622
NuStar Energy unit options	—	1,953	—	1,953
Total	$13,622	$1,953	$—	$15,575

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	September 30, 2012	December 31, 2011
Expected life in years	6.5	6.3
Expected volatility	19.8%	20.3%
Expected distribution yield	8.6%	7.7%
Risk-free interest rate	0.2%	0.1%

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts.

6. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party	$(6,586)	$(470)
Income tax receivable	2,619	1,157
Other receivables	299	(31)
Other current assets	(98)	54
Increase (decrease) in current liabilities:
Accounts payable	319	274
Accrued compensation expense	1,741	(5,109)
Accrued liabilities	(23)	98
Income tax payable	249	(302)
Taxes other than income tax	(760)	(321)
Changes in current assets and liabilities	$(2,240)	$(4,650)
Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Thousands of Dollars)
Cash paid for interest	$316	$312
Cash (refunded) paid for income tax	$(918)	$536

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. CREDIT FACILITY
Our 364-day revolving credit agreement dated June 29, 2012, matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). As of September 30, 2012, we had outstanding borrowings of $21.0 million and availability of $19.0 million for borrowings under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.0% as of September 30, 2012.

The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. Additionally, if NuStar Energy’s Asphalt Operations are not owned by an unconsolidated joint venture, the 2012 Credit Facility allows the consolidated debt coverage ratio not to exceed 6.5-to-1.0 and 6.0-to-1.0 for the rolling periods ending June 30, 2012 and September 30, 2012, respectively. Since NuStar Energy’s Asphalt Operations were owned by an unconsolidated joint venture as of September 30, 2012, the consolidated debt coverage ratio could not exceed 5.0-to-1.0 and was 4.3x. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of September 30, 2012.

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

9. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2011	$506,883
Net loss	(2,997)
Distributions to unitholders	(65,141)
Other comprehensive loss	(6,445)
Unit-based compensation	646
Balance as of September 30, 2012	$432,946

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.495	$1.565	$1.470
Total cash distributions	$23,204	$21,059	$66,637	$62,540

On August 14, 2012, we paid a quarterly cash distribution totaling $21.7 million, or $0.510 per unit, related to the second quarter of 2012. On October 25, 2012, we announced a quarterly cash distribution of $0.545 per unit related to the third quarter of 2012. This distribution will be paid on November 16, 2012 to unitholders of record on November 9, 2012, and totals $23.2 million.

10. NET INCOME (LOSS) PER UNIT
We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Unit amounts used in the computation of basic and diluted net income (loss) per unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic units outstanding:
Weighted-average number of basic units outstanding	42,575,563	42,544,659	42,575,183	42,544,659
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,575,563	42,544,659	42,575,183	42,544,659
Effect of dilutive securities (a)	—	25,612	—	35,459
Weighted-average number of diluted units outstanding	42,575,563	42,570,271	42,575,183	42,580,118

(a)
The computation of diluted net income (loss) per unit for the three and nine months ended September 30, 2012 excludes 300,766 outstanding options to purchase NuStar GP Holdings units as the effect of including such units would have been anti-dilutive.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2012	2011	2012	2011
	(Thousands of Dollars)
For the three months ended September 30:
Components of net periodic benefit cost:
Service cost	$3,904	$3,136	$315	$264
Interest cost	1,003	720	244	222
Expected return on assets	(979)	(904)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net loss	348	120	35	18
Net periodic benefit cost	$4,272	$3,068	$594	$504

For the nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$11,712	$9,348	$945	$777
Interest cost	3,009	2,160	732	666
Expected return on assets	(2,937)	(2,712)	—	—
Amortization of prior service credit	(12)	(12)	—	—
Amortization of net loss	1,044	362	105	54
Net periodic benefit cost	$12,816	$9,146	$1,782	$1,497

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

12. SUBSEQUENT EVENT

TexStar Purchase Agreement

On November 2, 2012, NuStar Logistics, L.P. (NuStar Logistics), a wholly owned subsidiary of NuStar Energy, entered into an Asset Purchase Agreement (the Purchase Agreement) with TexStar Crude Oil Services, LP, TexStar Crude Oil Pipeline, LP, TexStar Midstream Utility, LP, TexStar Midstream Transport, LP, TexStar Midstream Services, LP and Frio LaSalle Pipeline, LP (collectively, the Sellers), to purchase the following assets:

•
approximately 140 miles of crude oil pipelines and gathering lines that are currently under construction and upon completion will have throughput capacity of 100,000 barrels per day (the Crude Oil Pipelines);

•	five terminals and storage facilities providing 643,400 barrels of storage capacity (the Crude Oil Terminals and Storage Facilities); and

•	38 miles of natural gas liquids (NGL) Y-grade pipeline and two fractionators with a combined capacity of 57,000 barrels per day (the NGL Assets); with the NGL Assets are currently under construction.

The acquisition also includes a lease for a terminal and storage facility located near Corpus Christi providing 144,000 barrels of storage capacity (the Redfish Bay Lease). The Crude Oil Pipelines, the Crude Oil Terminals and Storage Facilities and the Redfish Bay Lease are collectively referred to herein as the “Crude Oil Assets.” The Crude Oil Assets and the NGL Assets are collectively referred to herein as the “Assets.”

The purchase price for the Assets is approximately $425.0 million, subject to certain purchase price adjustments, and is expected to close in two separate transactions. The acquisition of the Crude Oil Assets is expected to close in December 2012 (the Initial Closing), subject to customary closing conditions such as approval under the Hart-Scott Rodino Antitrust Improvements Act. The acquisition of the NGL Assets is expected to close in the first quarter of 2013 (the Second Closing),

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subject to certain closing conditions such as completion of the Initial Closing and achieving certain milestones with respect to the development of the NGL Assets. If the Second Closing does not occur, it will have no impact on the Purchase Agreement with respect to the Crude Oil Assets. The Initial Closing and the Second Closing are collectively referred to herein as the “Transaction.” Upon the Initial Closing, NuStar Logistics will pay the Sellers approximately $325.0 million and at the Second Closing, NuStar Logistics will pay the Sellers approximately $100.0 million. Both payments are subject to certain purchase price adjustments. NuStar Logistics expects to fund the purchase price with a combination of borrowings under its revolving credit facility and potential equity or debt offerings, pending market conditions.

The parties to the Purchase Agreement have made customary representations, warranties and covenants for a transaction of this type in this industry, including, among others, Sellers' agreement to continue to operate the Assets, during the period prior to the consummation of the Transaction, in the ordinary course of business, consistent with past practice or as otherwise set forth in the Purchase Agreement. The Sellers also agreed to continue construction of the Crude Oil Assets and NGL Assets. The Purchase Agreement also contains post-closing indemnification obligations for, among other matters, breaches of representations and warranties and certain retained and assumed obligations.

The Purchase Agreement contains certain termination rights prior to consummation of the Transaction by: (i) mutual written consent of NuStar Logistics and Sellers; (ii) NuStar Logistics if casualty losses result in damages in excess of $17 million; (iii) NuStar Logistics or Sellers, as applicable, if the other party has breached a representation, warranty or covenant contained in the Purchase Agreement so that such party is incapable of fulfilling its obligations under a closing condition; (iv) by NuStar Logistics or Sellers if the Initial Closing has not occurred by December 15, 2012, subject to extension as provided in the Purchase Agreement; or (v) by NuStar Logistics or Sellers if the Second Closing has not occurred by January 31, 2013, subject to extension as provided in the Purchase Agreement.

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly held Delaware limited partnership (NYSE: NS). As of September 30, 2012, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,391,275 common units of NuStar Energy representing a 13.1% limited partner interest.
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

On September 28, 2012, NuStar Energy sold a 50% voting interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV) previously a wholly owned subsidiary of NuStar Energy, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while NuStar Energy retained the Class B equity interests with a fair value of $52.0 million (Class B Interests) of Asphalt JV. The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference.

NuStar Asphalt Refining, LLC and NuStar Marketing LLC are wholly-owned subsidiaries of NuStar Asphalt LLC. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to Asphalt JV, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

At closing, NuStar Energy received $261.3 million from Asphalt JV for inventory related to the Asphalt Operations, pending a final inventory valuation. Additionally, NuStar Energy deconsolidated Asphalt JV, recognized a loss of $21.6 million on the Asphalt Sale and started reporting its remaining investment in Asphalt JV using the equity method of accounting.

In anticipation of the Asphalt Sale, NuStar Energy recorded an impairment loss of $266.4 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, goodwill, intangible assets and other long-term assets to their estimated fair value.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,
	2012	2011	Change
Equity in earnings of NuStar Energy	$9,185	$18,996	$(9,811)
General and administrative expenses	(654)	(749)	95
Other income, net	10,702	108	10,594
Interest expense, net	(158)	(116)	(42)
Income before income tax benefit	19,075	18,239	836
Income tax benefit	90	123	(33)
Net income	$19,165	$18,362	$803
Basic and diluted net income per unit	$0.45	$0.43	$0.02
The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended September 30,
	2012	2011	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,744,766	$1,824,350	$(79,584)
Cost of product sales	1,486,985	1,535,609	(48,624)
Operating expenses	142,419	135,615	6,804
Depreciation and amortization expense	38,047	40,653	(2,606)
Segment operating income	77,315	112,473	(35,158)
General and administrative expenses	(24,954)	(17,731)	(7,223)
Other depreciation and amortization expense	(1,639)	(1,765)	126
Operating income	$50,722	$92,977	$(42,255)
Net income	$4,342	$70,281	$(65,939)
Net (loss) income per unit applicable to limited partners	$(0.09)	$0.92	$(1.01)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $65.9 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to a decrease in segment operating income and an increase in other expense and general and administrative expenses. NuStar Energy’s segment operating income decreased $35.2 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to an operating loss from the asphalt and fuels marketing segment. NuStar Energy’s other expense increased for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to a $21.6 million loss related to the Asphalt Sale.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2012	2011	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$(128)	$1,223	$(1,351)
General partner incentive distribution rights (IDR)	10,805	8,972	1,833
General partner’s interest in earnings and incentive distributions of NuStar Energy	10,677	10,195	482
Limited partner interest in (loss) earnings of NuStar Energy	(771)	9,522	(10,293)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$9,185	$18,996	$(9,811)

For the three months ended September 30, 2012, NuStar Energy reported a net loss per unit applicable to limited partners of $0.09, compared to net income of $0.92 per unit for the three months ended September 30, 2011. As our results related to both our general and limited partner interests are based on NuStar Energy’s results, we reported equity in loss related to our general and limited partner interests for the three months ended September 30, 2012, compared to equity in earnings for the three months ended September 30, 2011.

An increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the 3rd quarter of 2012 and fourth quarter 2011, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.
Other income, net
Other income, net increased for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 due to NuStar Energy’s issuance of 7,130,000 common units in September 2012. This issuance resulted in a gain of $10.7 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,
	2012	2011	Change
Equity in (loss) earnings of NuStar Energy	$(11,471)	$53,257	$(64,728)
General and administrative expenses	(2,306)	(2,235)	(71)
Other income (expense), net	10,808	(557)	11,365
Interest expense, net	(442)	(459)	17
(Loss) income before income tax benefit	(3,411)	50,006	(53,417)
Income tax benefit	414	600	(186)
Net (loss) income	$(2,997)	$50,606	$(53,603)
Basic and diluted net (loss) income per unit	$(0.07)	$1.19	$(1.26)
The following table summarizes NuStar Energy’s statement of comprehensive (loss) income data:

	Nine Months Ended September 30,
	2012	2011	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$5,382,363	$4,648,150	$734,213
Cost of product sales	4,638,011	3,797,424	840,587
Operating expenses	403,348	390,480	12,868
Depreciation and amortization expense	124,451	119,443	5,008
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating (loss) income	(51,930)	340,803	(392,733)
General and administrative expenses	(75,276)	(69,833)	(5,443)
Other depreciation and amortization expense	(5,492)	(4,911)	(581)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Operating (loss) income	$(107,255)	$266,059	$(373,314)
Net (loss) income	$(216,214)	$191,402	$(407,616)
Net (loss) income per unit applicable to limited partners	$(3.40)	$2.49	$(5.89)
Cash distributions per unit applicable to limited partners	$3.285	$3.265	$0.020

For the nine months ended September 30, 2012, NuStar Energy reported a net loss of $216.2 million, compared to net income of $191.4 million for the nine months ended September 30, 2011, primarily due to an operating loss of $324.0 million in the asphalt and fuels marketing segment. NuStar Energy’s operating loss in the asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the long-lived assets of its asphalt operations. In addition, the gross margin for NuStar Energy’s asphalt and fuels marketing segment decreased $141.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Equity in (loss) earnings of NuStar Energy
The following table summarizes our equity in (loss) earnings of NuStar Energy:

	Nine Months Ended September 30,
	2012	2011	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in (Loss) Earnings of NuStar Energy:
General partner interest	$(4,928)	$3,294	$(8,222)
General partner incentive distribution rights (IDR)	30,437	26,503	3,934
General partner’s interest in earnings and incentive distributions of NuStar Energy	25,509	29,797	(4,288)
Limited partner interest in (loss) earnings of NuStar Energy	(34,817)	25,623	(60,440)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—
Equity in (loss) earnings of NuStar Energy	$(11,471)	$53,257	$(64,728)

For the nine months ended September 30, 2012, NuStar Energy reported a net loss per unit applicable to limited partners of $3.40, compared to net income of $2.49 per unit for the nine months ended September 30, 2011. As our results related to both our general and limited partner interests are based on NuStar Energy's results, we reported equity in loss related to our general and limited partner interests for the nine months ended September 30, 2012, compared to equity in earnings for the nine months ended September 30, 2011.

NuStar Energy’s per unit distributions for the nine months ended September 30, 2012 increased, compared to the nine months ended September 30, 2011, from $3.265 to $3.285. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the 3rd quarter of 2012 and fourth quarter of 2011, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.
Other income (expense), net
Other income (expense), net increased for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 due to NuStar Energy’s issuance of 7,130,000 common units in September 2012. This issuance resulted in a gain of $10.7 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

TRENDS AND OUTLOOK

NuStar Energy’s Storage Segment
In the fourth quarter of 2012, NuStar Energy expects the storage segment to continue to benefit from internal growth projects completed in 2011 as well as those completed in 2012, mainly at its St. James, Louisiana terminal. NuStar Energy’s fourth quarter results should also begin to benefit from a tank expansion project at its St. Eustatius terminal in the Caribbean, which it expects to complete in the fourth quarter. However, NuStar Energy’s fourth quarter 2012 earnings are expected to be comparable to the fourth quarter of 2011 as the expected additional earnings from those completed projects should be partially offset by higher maintenance costs at several of its terminal facilities. Overall, NuStar Energy expects the full year 2012 earnings for the storage segment to exceed 2011.
NuStar Energy’s Transportation Segment
NuStar Energy expects earnings of the transportation segment for the fourth quarter and the full year 2012 to be higher as compared to the same periods in 2011. NuStar Energy’s earnings for this segment should benefit from higher throughputs related to the pipeline expansion projects completed in 2011 and in July and October of 2012 that serve Eagle Ford Shale production. NuStar Energy’s fourth quarter results will also benefit from the tariff increase in the second quarter of 2012 on its pipelines regulated by the Federal Energy Regulatory Commission.

NuStar Energy’s Asphalt and Fuels Marketing Segment
NuStar Energy completed the sale of 50% of the Asphalt Operations in the third quarter of 2012. Upon closing of the sale, NuStar Energy deconsolidated the Asphalt Operations and will prospectively report its remaining investment using the equity method of accounting. Because of NuStar Energy’s ongoing involvement with the Asphalt Operations, it will not report its historic results of operations as discontinued operations. Therefore, NuStar Energy’s future results of operations for this segment, subsequent to deconsolidation, will not be comparable to the corresponding prior periods.

Although NuStar Energy expects fourth quarter 2012 results for its fuels marketing operations to exceed the fourth quarter of 2011, full year 2012 earnings for the fuels marketing operations are expected to be less than the full year results for the prior year, primarily due to lower earnings from heavy fuel oil and bunker fuel marketing.

NuStar Energy’s fourth quarter 2012 results for the asphalt and fuels marketing segment are expected to be higher than fourth quarter 2011 mainly due to losses sustained by the Asphalt Operations in 2011 that will no longer be reported as part of this segment.

NuStar Energy’s outlook for the partnership overall could change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products it stores, transports and sells as well as changes in commodity prices for the products it markets.

We expect our equity in earnings (loss) of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings (loss).

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
Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095	$3.285	$3.265
Total cash distributions by NuStar Energy to all partners	$98,051	$81,414	$276,203	$242,369
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,628	$5,525	$4,847
General partner incentive distribution	10,805	8,972	30,437	26,503
Limited partner interest – common units	11,374	11,271	33,808	33,506
Total cash distributions to us	$24,140	$21,871	$69,770	$64,856
Distributions to us as a percentage of total cash distributions	24.6%	26.9%	25.3%	26.8%

Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011
Cash distributions received from NuStar Energy for the nine months ended September 30, 2012 were $68.5 million compared to $64.2 million for the nine months ended September 30, 2011. The cash distributions we received were used principally to fund distributions to our unitholders totaling $65.1 million for the nine months ended September 30, 2012, compared to $61.9 million for the nine months ended September 30, 2011. We borrowed $21.0 million from our revolving credit facility for the nine months ended September 30, 2012, mainly to repay $16.5 million on our previous revolving credit facility. Additionally, we contributed $15.0 million to NuStar Energy for the nine months ended September 30, 2012, to fund our contribution to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in September 2012 and to purchase NuStar Energy units to satisfy awards granted in connection with unit-based compensation.

For the nine months ended September 30, 2011, we used excess cash to repay $5.5 million on our revolving credit facility and purchased $5.0 million of NuStar Energy units mainly to satisfy awards granted in connection with unit-based compensation.
Credit Facility
Our 364-day revolving credit agreement dated June 29, 2012, matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). As of September 30, 2012, we had outstanding borrowings of $21.0 million and availability of $19.0 million for borrowings under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.0% as of September 30, 2012.

The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. Additionally, if NuStar Energy’s Asphalt Operations are not owned by an unconsolidated joint venture, the 2012 Credit Facility allows the consolidated debt coverage ratio not to exceed 6.5-to-1.0 and 6.0-to-1.0 for the rolling periods ending June 30, 2012 and September 30, 2012, respectively. Since NuStar Energy’s Asphalt Operations were owned by an unconsolidated joint venture as of September 30, 2012, the consolidated debt coverage ratio could not exceed 5.0-to-1.0 and was 4.3x. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of September 30, 2012.
Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.495	$1.565	$1.470
Total cash distributions	$23,204	$21,059	$66,637	$62,540
Investment in NuStar Energy
On September 10, 2012, NuStar Energy issued 7,130,000 common units representing limited partner interests at a price of $48.94 resulting in net proceeds of $343.9 million, including $7.1 million from us in order to maintain our 2% general partner interest.
Related Party Transactions
Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for total transactions charged to and amounts due from related parties, and a description of the agreements.

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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 5.    Other Information

TexStar Purchase Agreement

On November 2, 2012, NuStar Logistics, L.P. (NuStar Logistics), a wholly owned subsidiary of NuStar Energy, entered into an Asset Purchase Agreement (the Purchase Agreement) with TexStar Crude Oil Services, LP, TexStar Crude Oil Pipeline, LP, TexStar Midstream Utility, LP, TexStar Midstream Transport, LP, TexStar Midstream Services, LP and Frio LaSalle Pipeline, LP (collectively, the Sellers), to purchase the following assets:

•
approximately 140 miles of crude oil pipelines and gathering lines that are currently under construction and upon completion will have throughput capacity of 100,000 barrels per day (the Crude Oil Pipelines);

•	five terminals and storage facilities providing 643,400 barrels of storage capacity (the Crude Oil Terminals and Storage Facilities); and

•	38 miles of natural gas liquids (NGL) Y-grade pipeline and two fractionators with a combined capacity of 57,000 barrels per day (the NGL Assets); with the NGL Assets are currently under construction.

The acquisition also includes a lease for a terminal and storage facility located near Corpus Christi providing 144,000 barrels of storage capacity (the Redfish Bay Lease). The Crude Oil Pipelines, the Crude Oil Terminals and Storage Facilities and the Redfish Bay Lease are collectively referred to herein as the “Crude Oil Assets.” The Crude Oil Assets and the NGL Assets are collectively referred to herein as the “Assets.”

The purchase price for the Assets is approximately $425.0 million, subject to certain purchase price adjustments, and is expected to close in two separate transactions. The acquisition of the Crude Oil Assets is expected to close in December 2012 (the Initial Closing), subject to customary closing conditions such as approval under the Hart-Scott Rodino Antitrust Improvements Act. The acquisition of the NGL Assets is expected to close in the first quarter of 2013 (the Second Closing), subject to certain closing conditions such as completion of the Initial Closing and achieving certain milestones with respect to the development of the NGL Assets. If the Second Closing does not occur, it will have no impact on the Purchase Agreement with respect to the Crude Oil Assets. The Initial Closing and the Second Closing are collectively referred to herein as the “Transaction.” Upon the Initial Closing, NuStar Logistics will pay the Sellers approximately $325.0 million and at the Second Closing, NuStar Logistics will pay the Sellers approximately $100.0 million. Both payments are subject to certain purchase price adjustments. NuStar Logistics expects to fund the purchase price with a combination of borrowings under its revolving credit facility and potential equity or debt offerings, pending market conditions.

The parties to the Purchase Agreement have made customary representations, warranties and covenants for a transaction of this type in this industry, including, among others, Sellers' agreement to continue to operate the Assets, during the period prior to the consummation of the Transaction, in the ordinary course of business, consistent with past practice or as otherwise set forth in the Purchase Agreement. The Sellers also agreed to continue construction of the Crude Oil Assets and NGL Assets. The Purchase Agreement also contains post-closing indemnification obligations for, among other matters, breaches of representations and warranties and certain retained and assumed obligations.

The Purchase Agreement contains certain termination rights prior to consummation of the Transaction by: (i) mutual written consent of NuStar Logistics and Sellers; (ii) NuStar Logistics if casualty losses result in damages in excess of $17 million; (iii) NuStar Logistics or Sellers, as applicable, if the other party has breached a representation, warranty or covenant contained in the Purchase Agreement so that such party is incapable of fulfilling its obligations under a closing condition; (iv) by NuStar Logistics or Sellers if the Initial Closing has not occurred by December 15, 2012, subject to extension as provided in the Purchase Agreement; or (v) by NuStar Logistics or Sellers if the Second Closing has not occurred by January 31, 2013, subject to extension as provided in the Purchase Agreement.

Item 6.	Exhibits

Exhibit Number	Description

10.01
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012 (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.'s Current Report on Form 8-K filed July 6, 2012)

*10.02	Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC and NuStar Asphalt LLC dated August 2, 2012

*10.03
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC

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
November 8, 2012

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
November 8, 2012

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
November 8, 2012