Form 10-K
period 2012-12-31
NuStar GP Holdings, LLC
filed 2013-03-01
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-32940
NUSTAR GP HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	85-0470977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19003 IH-10 West	78257
San Antonio, Texas	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of units held by non-affiliates was approximately $1,087 million based on the last sales price quoted as of June 30, 2012, the last business day of the registrant’s most recently completed second quarter.
The number of units outstanding as of January 31, 2013 was 42,608,134

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

ITEMS 1., 1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW
NuStar GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Our principal executive offices are located at 19003 IH-10 West, San Antonio, Texas 78257 and our telephone number is (210) 918-2000.
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey. As of December 31, 2012, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,351,461 common units of NuStar Energy representing a 13.0% limited partner interest.
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
Our internet website address is http://www.nustargpholdings.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar GP Holdings, LLC, 19003 IH-10 West, San Antonio, Texas 78257.

RECENT DEVELOPMENTS

San Antonio Refinery Sale
On January 1, 2013, NuStar Energy sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $115.0 million. NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for the years ended December 31, 2012 and 2011.

TexStar Asset Acquisition
On December 13, 2012, NuStar Energy completed its acquisition of the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity.
Asphalt Sale
On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary of NuStar Energy, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests of Asphalt JV, while NuStar Energy retained the Class B equity interests with a fair value of $52.0 million. At closing, NuStar Energy received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations.

In anticipation of the Asphalt Sale, NuStar Energy evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. NuStar Energy determined the fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, NuStar Energy recorded an impairment loss of $244.3 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets to their estimated fair value.

NuStar Energy’s Equity Offering
On September 10, 2012, NuStar Energy issued 7,130,000 common units representing limited partner interests at a price of
$48.94 per unit and received proceeds of $336.8 million, net of issuance costs. In conjunction with NuStar Energy’s issuance of common units, we contributed $7.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 16.3% at December 31, 2011 to 15.0% at December 31, 2012.

ORGANIZATIONAL STRUCTURE
The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2012:

EMPLOYEES
Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC provide services to NuStar Energy pursuant to the GP Services Agreement and to NuStar Asphalt LLC pursuant to the Asphalt JV Employee Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2012, NuStar GP, LLC had 1,478 employees. We believe that NuStar GP, LLC’s relationship with these employees is satisfactory.

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
We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.545 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.545 per unit.
NuStar Energy’s unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2012, we own a 13.0% limited partner interest in NuStar Energy, and the public unitholders own 85.0%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the 2% general partner interest and incentive distribution rights had we retained them.
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
Restrictions in our credit facility limit our ability to make distributions to our unitholders; credit facility matures in June 2013.
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
Our revolving credit facility matures in June 2013. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it at substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.
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
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 18.65% of our outstanding units.
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
Preferred Unit Purchase Rights. On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC, as amended by the first amendment effective February 28, 2008 and the second amendment effective October 23, 2012, under which our board of directors declared a distribution of one preferred unit purchase right for each of our outstanding units. The rights become exercisable under specified circumstances, including any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. If events specified in the rights agreement occur, each holder of rights, other than an acquiring person, can exercise their rights. When a holder exercises a right, the holder will be entitled to receive units valued at some multiple of the exercise price of the right. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the rights prior to a person or group becoming an acquiring person.
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
Any sustained decrease in demand for refined products in the markets served by NuStar Energy's pipelines, terminals or fuels marketing operations could result in a significant reduction in throughputs in its pipelines, storage in its terminals or earnings in its fuels marketing operations, which would reduce NuStar Energy's cash flow and its ability to make distributions to its partners, including us. Factors that could lead to a decrease in market demand include:

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

•
an increase in the market price of crude oil that leads to higher refined product prices, including fuel oil prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond NuStar Energy's control, and increases in the price of crude oil may result in a lower demand for refined products that NuStar Energy markets, including fuel oil;

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
A decrease in lease renewals or throughputs in NuStar Energy’s assets would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions to its unitholders, including us. Such a decrease could result from a customer’s failure to renew a lease, a temporary or permanent decline in the amount of crude oil or refined products stored at and transported from the refineries NuStar Energy serves or construction by NuStar Energy’s competitors of new transportation or storage assets in the markets it serves. Factors that could result in such a decline include:

•	a material decrease in the supply of crude oil;

•	a material decrease in demand for refined products in the markets served by NuStar Energy's pipelines and terminals;

•	scheduled refinery turnarounds or unscheduled refinery maintenance;

•	operational problems or catastrophic events at a refinery;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery;

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
Revenues associated with NuStar Energy's fuels marketing operations result primarily from blending and trading operations and fuel oil sales. NuStar Energy also maintains product inventory related to these activities. The price and market value of crude oil and refined products is volatile. NuStar Energy's revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of NuStar Energy's inventory. Conversely, during periods of increasing petroleum product prices, its revenues may be adversely affected because of the increased costs associated with obtaining its inventory. Future price volatility could have an adverse impact on NuStar Energy's results of operations, cash flow and ability to make distributions to its unitholders, including us.
NuStar Energy’s marketing and trading of crude oil and refined products may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies could result in significant financial losses.
In order to manage NuStar Energy's exposure to commodity price fluctuations associated with its fuels marketing operations segment, NuStar Energy may engage in crude oil and refined product hedges. As a result, NuStar Energy's marketing and trading of crude oil and refined products may expose NuStar Energy to price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk. NuStar Energy may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, NuStar Energy's marketing and trading activities, including any hedging activities, may cause volatility in NuStar Energy's earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.
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
While intended to reduce the effects of volatile crude oil and refined product prices, hedging transactions, depending on the hedging instrument used, may limit NuStar Energy’s potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose NuStar Energy to the risk of financial loss in certain circumstances, including instances in which:

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
NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, downgrades of its credit ratings, restrictions in its debt agreements, disruptions in the financial markets and significant working capital needs.
As of December 31, 2012, NuStar Energy’s consolidated debt was $2.4 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. The ratings of NuStar Logistics, L.P.’s (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P.’s (NuPOP) senior unsecured notes were recently downgraded to Ba1 by Moody’s Investor Service Inc. (Moody’s), BB+ by Standard & Poor’s Ratings Services (S&P) and BB by Fitch, Inc., all with a stable outlook. As a result of the S&P’s and Moody’s downgrades, interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018 have increased. NuStar Energy may also be required to post cash collateral under certain of its hedging arrangements, which it expects to fund with borrowings under its 2012 Revolving Credit Agreement. Any future downgrade could result in additional increases to the interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018, significantly increase NuStar Energy’s capital costs and adversely affect its ability to raise capital in the future.
NuStar Energy’s five-year revolving credit agreement (the 2012 Revolving Credit Agreement) contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, NuStar Energy maintains a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2012 Revolving Credit Agreement will result in a default under the terms of this credit agreement and could result in acceleration of this and possibly other indebtedness.
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
If NuStar Energy’s lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the 2012 Revolving Credit Agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions to its unitholders, including us.
Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.
Asphalt JV requires significant amounts of working capital to conduct its business. NuStar Logistics agreed to provide an unsecured credit facility to Asphalt JV to fund working capital loans to Asphalt JV in an aggregate principal amount not to exceed $250 million. NuStar Energy has agreed to provide guarantees or credit support, as applicable, of up to $150 million under operating contracts related to the Asphalt Operations. NuStar Energy believes that Asphalt JV’s current sources of capital are adequate to meet Asphalt JV’s working capital needs. However, if Asphalt JV’s working capital needs increase more than anticipated, NuStar Energy may be forced to seek additional sources of capital, which may not be available or available on commercially reasonable terms.
The Asphalt JV, as well as the agreements related to or contemplated thereby, present a number of challenges that could have a negative impact on NuStar Energy’s financial condition, results of operations and ability to pay distributions to its unitholders, including us.
The Asphalt JV may present any or all of the financial, managerial and operational challenges typically associated with joint venture arrangements, including the possibility of disputes with or actions by joint venture partners that cause delays, liabilities or contingencies. Differences in views among the venture partners may result in delayed decisions or in failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve NuStar Energy’s best interest or that of the joint venture. Accordingly, delayed decisions and failures to agree can potentially adversely affect the business and operations of the joint venture and in turn NuStar Energy’s business and operations.
From time to time, Asphalt JV may be involved in disputes or legal proceedings which, although not involving a loss contingency to us, may nonetheless have the potential to negatively affect NuStar Energy’s investment.
The joint venture agreement for Asphalt JV provides NuStar Energy’s joint venture partner with a distribution preference that may prevent NuStar Energy from receiving distributions related to its 50% ownership interest in Asphalt JV.
Asphalt JV’s asphalt refineries depend on crude oil from Petróleos de Venezuela S.A. (PDVSA), the national oil company of Venezuela, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt Asphalt JV’s supply of crude oil and increase its capital expenditures.
OPEC cuts, coupled with Venezuela’s ongoing political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA discontinues or substantially reduces its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which Asphalt JV’s refineries are currently optimized, Asphalt JV will be forced to replace all or a portion of the crude oil that would normally have been delivered under the PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than it would have obtained under the PDVSA crude oil supply contract. It is possible that processing a more significant proportion of alternate crudes could result in additional capital expenditures, which could be material, reduced refinery run rates and significantly reduced production. Accordingly, any major disruption of Asphalt JV’s supply of crude oil from Venezuela could result in substantially greater working capital needs and inability to meet its obligations.

NuStar Energy may become liable as a result of its financing arrangements and guarantees of Asphalt JV.
Asphalt JV entered into a third-party asset-based revolving credit facility (ABL Facility) and an unsecured revolving credit facility provided by NuStar Logistics (the NuStar Financing). The NuStar Financing is available to fund working capital loans to Asphalt JV in an aggregate principal amount not to exceed $250 million, with a term of seven years, subject to certain early termination events. In addition, during the term of the NuStar Financing, NuStar Energy has agreed to provide guarantees or credit support, as applicable, of up to $150 million under operating contracts related to the Asphalt Operations (the Credit Support). In the event that Asphalt JV defaults on any of its obligations under the NuStar Financing, NuStar Energy would have available only those measures available to a creditor with the rights and limitations provided in the NuStar Financing. In the event of a default on any of the obligations underlying the Credit Support, NuStar Energy would be responsible for Asphalt

JV’s liabilities for the default and have only the rights of repayment associated with that instrument. In either scenario, the liability imposed on NuStar Energy may have an adverse impact on its financial condition, results of operations or ability to pay distributions to its unitholders, including us.
Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.
NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2012, NuStar Energy had approximately $2.4 billion of consolidated debt, of which $1.6 billion was at fixed interest rates and $0.8 billion was at variable interest rates after giving effect to interest rate swap agreements. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
NuStar Energy could be subject to damages based on claims brought against it by its customers or lose customers as a result of the failure of its products to meet certain quality specifications.
Certain of NuStar Energy’s products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against NuStar Energy could result in a loss of one or more customers.
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
In some cases, NuStar Energy may have indemnified the previous owners and operators of acquired assets. Some of NuStar Energy’s assets have been used for many years to transport and store crude oil and refined products. Releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect NuStar Energy’s financial position and results of operations.
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
NuStar Energy operates in seven foreign countries and a significant portion of its revenues comes from its business in these countries. Its operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other foreign laws prohibiting corrupt payments. NuStar Energy has assets in certain emerging markets, and the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect its operations or financial results.
NuStar Energy’s operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require NuStar Energy to make substantial expenditures.
NuStar Energy’s operations are subject to increasingly stringent environmental and safety laws and regulations. Transporting and storing petroleum products produces a risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for damages to natural resources, personal injury or property damages to private parties and significant business interruption. NuStar Energy owns or leases a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under NuStar Energy’s control.
If NuStar Energy were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions to its unitholders, including us, and its ability to meet its debt service requirements.
NuStar Energy’s interstate common carrier pipelines are subject to regulation by the FERC.
The FERC regulates the tariff rates for interstate oil movements on NuStar Energy’s common carrier pipelines. Shippers may protest NuStar Energy’s pipeline tariff filings, and the FERC may investigate new or changed tariff rates. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to exceed what the FERC determines to be a just and reasonable level. In addition, shippers may challenge tariff rates even after the rates have been deemed final and effective. The FERC may also investigate such rates absent shipper complaint. If existing rates are challenged and are determined by the FERC to be in excess of a just and reasonable level, a shipper may obtain reparations for damages sustained during the two years prior to the date the shipper filed a complaint.
NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy adjusts its rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2013) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.

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
Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2012, NuStar Energy’s power costs equaled approximately $55.9 million, or 10% of NuStar Energy’s operating expenses for the year ($6.1 million of power costs were capitalized into inventory related to NuStar Energy’s refineries prior to the sale of its 50% interest in the Asphalt Operations). NuStar Energy uses mainly electric power at its pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.
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
If a unitholder sells units, the selling unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those units. Prior distributions to the selling unitholder in excess of the total net taxable income the unitholder was allocated for a unit, which decreased the unitholder’s tax basis in that unit, will, in effect, become taxable income to the selling unitholder if the unit is sold at a price greater than the unitholder’s tax basis in that unit, even if the price the unitholder receives is less than the units’ original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with NuStar GP Holdings, LLC
William E. Greehey	76	Chairman of the Board
Curtis V. Anastasio	56	President, Chief Executive Officer and Director
Bradley C. Barron	47	Executive Vice President, General Counsel and Assistant Secretary
Steven A. Blank	58	Executive Vice President, Chief Financial Officer and Treasurer
Mary Rose Brown	56	Executive Vice President-Administration
Douglas W. Comeau	56	Executive Vice President-Chief Operating Officer
Thomas R. Shoaf	54	Senior Vice President and Controller
Mr. Greehey became the Chairman of the board of directors of NuStar GP Holdings, LLC in March 2006. He has also been the Chairman of the board of directors of NuStar GP, LLC since January 2002. Mr. Greehey served as Chairman of the board of directors of Valero Energy Corporation (Valero Energy) from 1979 through January 2007. Mr. Greehey was Chief Executive Officer of Valero Energy from 1979 through December 2005, and President of Valero Energy from 1998 until January 2003.
Mr. Anastasio became President and Chief Executive Officer of NuStar GP Holdings, LLC in March 2006, and has been a director of NuStar GP Holdings, LLC since January 2007. Mr. Anastasio has also served as the President and a director of NuStar GP, LLC since December 1999. He became its Chief Executive Officer in June 2000.
Mr. Barron became Executive Vice President and General Counsel of NuStar GP Holdings, LLC and NuStar GP, LLC in February 2012. He served as Senior Vice President and General Counsel of NuStar GP Holdings, LLC and NuStar GP, LLC from April 2007 until his promotion in February 2012. Mr. Barron also served as Secretary of NuStar GP Holdings, LLC and NuStar GP, LLC from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP Holdings, LLC from March 2006 until April 2007. He also served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007. Mr. Barron served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.
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
Mr. Comeau became Executive Vice President and Chief Operating Officer of NuStar GP Holdings, LLC and NuStar GP, LLC in September 2012. He served as Senior Vice President-Corporate Development and Strategic Planning of NuStar GP, LLC from March 2012 until his promotion in September 2012. Prior to his service to NuStar GP, LLC, Mr. Comeau served as Vice President and General Manager of the Benecia Refinery for Valero Energy from August 2003 to March 2012. He served as Vice President-Strategic Capital Review for Valero Energy from January 2001 to August 2003.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS
Market Information, Holders and Distributions
Our common units are listed and traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” At the close of business on February 11, 2013, we had 21 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2012 and 2011 were as follows:

	Price Range of Common Unit
	High	Low
Year 2012
4th Quarter	$32.03	$24.06
3rd Quarter	$32.46	$29.03
2nd Quarter	$35.22	$29.40
1st Quarter	$36.75	$32.22
Year 2011
4th Quarter	$33.25	$27.94
3rd Quarter	$38.10	$30.41
2nd Quarter	$39.98	$34.03
1st Quarter	$37.47	$33.26
We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are our only class of security outstanding.
The cash distributions applicable to each of the quarters in the years ended December 31, 2012 and 2011 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2012
4th Quarter	February 11, 2013	February 19, 2013	$0.545
3rd Quarter	November 9, 2012	November 16, 2012	$0.545
2nd Quarter	August 7, 2012	August 14, 2012	$0.510
1st Quarter	May 8, 2012	May 15, 2012	$0.510

Year 2011
4th Quarter	February 7, 2012	February 14, 2012	$0.510
3rd Quarter	November 8, 2011	November 16, 2011	$0.495
2nd Quarter	August 9, 2011	August 16, 2011	$0.495
1st Quarter	May 9, 2011	May 18, 2011	$0.480

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
The following graph compares the cumulative 5-year total return provided shareholders on NuStar GP Holdings, LLC’s common stock relative to the cumulative total returns of the NYSE Composite index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2007 and its relative performance is tracked through 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12
NuStar GP Holdings, LLC	100.00	66.19	108.68	155.74	150.70	134.08
NYSE Composite	100.00	60.74	77.92	88.36	84.96	98.55
Alerian MLP	100.00	65.58	113.68	154.28	178.11	186.46

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, for the periods and at the dates indicated, selected historical financial data for NuStar GP Holdings:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Equity in (loss) earnings of NuStar Energy L.P.	$(4,578)	$65,783	$66,859	$65,573	$69,622
Net income	2,128	69,636	72,463	68,097	66,296
Basic and diluted net income per unit	0.05	1.64	1.70	1.60	1.56
Cash distributions per unit	2.11	1.98	1.87	1.73	1.58
Other Financial Data:
Distributions received from NuStar Energy L.P.	$92,628	$86,106	$82,426	$76,585	$69,449

	December 31,
	2012	2011	2010	2009	2008
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$517,716	$589,027	$605,234	$593,259	$572,833
Total debt	20,000	16,500	16,000	14,300	6,500
Members’ equity	412,822	506,883	541,463	538,208	543,450

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2012, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,351,461 common units of NuStar Energy representing a 13.0% limited partner interest.
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
NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
On January 1, 2013, NuStar Energy sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $115.0 million. NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for the years ended December 31, 2012 and 2011.

On December 13, 2012, NuStar Energy completed its acquisition of the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity.
On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary of NuStar Energy, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests of Asphalt JV, while NuStar Energy retained the Class B equity interests with a fair value of $52.0 million. At closing, NuStar Energy received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations. Upon closing, NuStar Energy deconsolidated Asphalt JV and started reporting its remaining investment in Asphalt JV using the equity method of accounting.
In anticipation of the Asphalt Sale, NuStar Energy evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. NuStar Energy determined the fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, NuStar Energy recorded an impairment loss of $244.3 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets to their estimated fair value.

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
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2012	2011	Change
Equity in (loss) earnings of NuStar Energy	$(4,578)	$65,783	$(70,361)
General and administrative expenses	(3,337)	(3,298)	(39)
Other income, net	9,801	7,320	2,481
Interest expense, net	(624)	(570)	(54)
Income before income tax benefit	1,262	69,235	(67,973)
Income tax benefit	866	401	465
Net income	$2,128	$69,636	$(67,508)
Basic and diluted net income per unit	$0.05	$1.64	$(1.59)
The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2012	2011	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$5,955,676	$6,271,815	$(316,139)
Cost of product sales	4,930,174	5,175,710	(245,536)
Operating expenses	542,764	524,654	18,110
Depreciation and amortization expense	157,580	159,851	(2,271)
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating income	56,675	411,600	(354,925)
General and administrative expenses	(104,756)	(103,050)	(1,706)
Other depreciation and amortization expense	(7,441)	(6,738)	(703)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Operating (loss) income	$(30,079)	$301,812	$(331,891)

(Loss) income from continuing operations	$(178,132)	$211,487	$(389,619)
(Loss) income from discontinued operations, net of tax	(49,105)	10,114	(59,219)
Net (loss) income	$(227,237)	$221,601	$(448,838)

Net (loss) income per unit applicable to limited partners	$(3.61)	$2.78	$(6.39)

Cash distributions per unit applicable to limited partners	$4.380	$4.360	$0.020

For the year ended December 31, 2012, NuStar Energy reported a net loss of $227.2 million, compared to net income of $221.6 million for the year ended December 31, 2011, primarily due to an operating loss of $296.8 million in its asphalt and fuels marketing segment. The operating loss of NuStar Energy's asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of its asphalt operations. In addition, NuStar Energy’s equity in loss of joint ventures of $9.4 million and other expense of $26.5 million for the year ended December 31, 2012 were primarily related to Asphalt JV and the associated loss upon deconsolidation. The loss from NuStar Energy’s discontinued operations of $49.1 million also contributed to the decrease in its net income, all of which is attributable to the San Antonio Refinery.
Equity in (loss) earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2012	2011	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in (Loss) Earnings of NuStar Energy:
General partner interest	$(5,356)	$3,703	$(9,059)
General partner incentive distribution (a)	41,242	36,319	4,923
General partner’s interest in earnings and incentive distributions of NuStar Energy	35,886	40,022	(4,136)
Limited partner interest in (loss) earnings of NuStar Energy	(37,580)	28,645	(66,225)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in (loss) earnings of NuStar Energy	$(4,578)	$65,783	$(70,361)

(a)
Our equity in earnings of NuStar Energy allocated to the general partner incentive distribution is less than the actual distribution made with respect to 2011, due to NuStar Energy’s issuance of common units after the end of the third quarter, but before the record date.

Our equity in (loss) earnings related to our general partner interest and our limited partner interest in NuStar Energy decreased for the year ended December 31, 2012, compared to the year ended December 31, 2011, due to a decrease in NuStar Energy’s net income per unit.
NuStar Energy’s per unit distributions for the year ended December 31, 2012 increased, compared to the year ended December 31, 2011, from $4.36 to $4.38. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter 2011 and the third quarter of 2012, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.
Other income, net
Other income, net increased $2.5 million mainly due to a $10.7 million gain related to NuStar Energy’s issuance of limited partner units for the year ended December 31, 2012, as compared to a $8.1 million gain for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2011	2010	Change
Equity in earnings of NuStar Energy	$65,783	$66,859	$(1,076)
General and administrative expenses	(3,298)	(3,184)	(114)
Other income, net	7,320	9,475	(2,155)
Interest expense, net	(570)	(1,106)	536
Income before income tax benefit	69,235	72,044	(2,809)
Income tax benefit	401	419	(18)
Net income	$69,636	$72,463	$(2,827)
Basic and diluted net income per unit	$1.64	$1.70	$(0.06)
The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2011	2010	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$6,271,815	$4,403,061	$1,868,754
Cost of product sales	5,175,710	3,350,429	1,825,281
Operating expenses	524,654	486,032	38,622
Depreciation and amortization expense	159,851	147,945	11,906
Segment operating income	411,600	418,655	(7,055)
General and administrative expenses	(103,050)	(110,241)	7,191
Other depreciation and amortization expense	(6,738)	(5,857)	(881)
Operating income	$301,812	$302,557	$(745)

Income from continuing operations	$211,487	$238,970	$(27,483)
Income from discontinued operations, net of tax	10,114	—	10,114
Net income	$221,601	$238,970	$(17,369)

Net income per unit applicable to limited partners	$2.78	$3.19	$(0.41)

Cash distributions per unit applicable to limited partners	$4.360	$4.280	$0.080

NuStar Energy’s net income decreased $17.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a decrease in other income, partially offset by income from discontinued operations. In addition, NuStar Energy’s segment operating income decreased $7.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, due to decreased operating income from its asphalt and fuels marketing and transportation segments, partially offset by increased operating income from its storage segment. However, NuStar Energy’s consolidated operating income remained flat as the decrease in its segment operating income was offset by lower general and administrative expenses.

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

TRENDS AND OUTLOOK

NuStar Energy expects its operating income for 2013 to be higher than 2012 in each of its three reporting segments.

NuStar Energy’s Storage Segment
NuStar Energy expects storage segment earnings for the first half of 2013 to be less than the comparable period of 2012. Higher earnings from completed projects at NuStar Energy’s St. James and St. Eustatius terminals should be more than offset by lower revenues at various other terminals, higher maintenance expenses and the effect of turnarounds at refineries served by its storage segment. However, NuStar Energy expects the full year benefit of these St. James and St. Eustatius projects plus the projected fourth quarter completion of several construction projects will produce full-year 2013 results that are higher than 2012 results.  NuStar Energy expects to see benefit from tank expansion projects already completed at its St. Eustatius terminal in the Caribbean, as well as its St. James, Louisiana terminal.  In addition, NuStar Energy expects to benefit from a full year's results from an internal growth project completed at its St. James, Louisiana terminal in 2012.

NuStar Energy’s Pipeline Segment
In 2013, NuStar Energy expects earnings for its pipeline segment (formerly known as the transportation segment) to be higher than 2012.  Increased crude oil pipeline throughputs as a result of the Eagle Ford Shale projects completed in 2012 and benefits from NuStar Energy’s acquisition of crude assets from TexStar Midstream Services, LP and certain of its affiliates, should contribute to higher earnings.

On February 18, 2013, NuStar Energy received a letter from TexStar that purports to terminate the rights of the parties to proceed to a closing on NuStar Energy’s acquisition of the natural gas liquids pipeline and fractionation assets.  NuStar Energy does not believe TexStar has the legal right to terminate the asset purchase agreement, and NuStar Energy notified them of its position on February 21, 2013.  NuStar Energy is evaluating all of its legal options.  While the natural gas liquids pipeline and fractionation assets present opportunities for NuStar Energy, if it does not complete the acquisition, NuStar Energy does not expect that to have a material adverse impact on its results of operations.

NuStar Energy’s Asphalt and Fuels Marketing Segment
NuStar Energy completed the sale of 50% of the Asphalt Operations in the third quarter of 2012.  Upon closing of the sale, NuStar Energy deconsolidated the Asphalt Operations and it will prospectively report its remaining investment using the equity method of accounting.  Due to NuStar Energy’s remaining ownership interest in the Asphalt Operations, it will not report those historic results of operations as discontinued operations.  Therefore, NuStar Energy’s 2013 results of operations for this segment will not be comparable to the corresponding prior periods.

The first half of 2013 will present challenges, but NuStar Energy expects 2013 results for its fuels marketing operations to be higher than the results for 2012, primarily due to higher projected earnings from heavy fuel oil and bunker fuel marketing.  However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what NuStar Energy currently forecasts.

In 2013, in order to better reflect the current business in this segment, NuStar Energy plans to rename it as the “Fuels Marketing Segment.”   NuStar Energy believes this name is a more accurate description of the operations that remain after its deconsolidation of the Asphalt Operations and the January 2013 sale of the San Antonio refinery.

NuStar Energy’s outlook for the partnership may change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products it stores, transports and sells as well as changes in commodity prices for the products NuStar Energy markets.

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
Cash Distributions from NuStar Energy
NuStar Energy pays quarterly distributions within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$4.380	$4.360	$4.280
Total cash distributions by NuStar Energy to all partners	$374,254	$331,506	$311,378
Cash distributions we received from NuStar Energy:
General partner interest	$7,486	$6,630	$6,227
General partner incentive distribution	41,242	36,326	33,304
Limited partner interest – common units	45,152	44,812	43,924
Total cash distributions to us	$93,880	$87,768	$83,455
Distributions to us as a percentage of total cash distributions	25.1%	26.5%	26.8%
Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Cash distributions received from NuStar Energy were $92.6 million for the year ended December 31, 2012, which we used primarily to fund distributions to our unitholders totaling $88.3 million. We borrowed $21.0 million from our revolving credit facility for the year ended December 31, 2012, mainly to fund our $7.1 million in contributions to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in September 2012. Additionally, we repaid $17.5 million under the revolving credit facility.

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

Credit Facility
Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and to meet other liquidity and capital resource requirements. Our 364-day revolving credit agreement dated June 29, 2012, matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). As of December 31, 2012, we had outstanding borrowings of $20.0 million, and availability of $20.0 million and $10.0 million for borrowings and letters of credit, respectively, under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.0% as of December 31, 2012. Our obligations under the 2012 Credit Facility are unsecured. The 2012 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of property, mergers and asset transfers.
The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of December 31, 2012, NuStar Energy’s consolidated debt coverage ratio could not exceed 5.5-to-1.0, as a result of the TexStar Asset Acquisition. NuStar Energy’s consolidated debt coverage ratio was 5.0x as of December 31, 2012. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of December 31, 2012.
On July 15, 2010, we entered into a 364-day revolving credit facility that we amended on July 14, 2011 to extend the maturity date to July 12, 2012 (2010 Credit Facility). The 2010 Credit Facility has a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility, as amended, is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%. The weighted average interest rate related to borrowings under the 2010 Credit Facility for the year ended December 31, 2011 was 2.6%.
We borrowed $21.0 million under the 2012 Credit Facility during the year ended December 31, 2012, mainly to fund our $7.1 million in contributions to NuStar Energy to maintain our 2% general partner interest following its issuances of common units in 2012. During the year ended December 31, 2012, we repaid $17.5 million under the 2012 Credit Facility. The weighted-average interest rate related to borrowings under the 2012 Credit Facility for the year ended December 31, 2012 was 2.1%. We are in discussions with the lenders to renew or replace our 2012 Credit Facility.

Investment in NuStar Energy
On September 10, 2012, NuStar Energy issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit. NuStar Energy received proceeds of $336.8 million, net of issuance costs. In conjunction with NuStar Energy’s issuance of common units, we contributed $7.1 million to NuStar Energy in order to maintain our 2% general partner interest.
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

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.11	$1.98	$1.87
Total cash distributions	$89,860	$84,252	$79,517
Pension and Other Postretirement Benefit Funded Status
During 2012, we contributed $11.2 million to our pension and postretirement benefit plans. We expect to contribute approximately $9.4 million to our pension and postretirement benefit plans in 2013, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2013 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other retirement benefit plans are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

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
As of December 31, 2012, we sponsored the following employee benefit plans:

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

Disposition charges of $5.7 million related to employee benefit expenses associated with the Asphalt Sale were recognized for the year ended December 31, 2012.

As of December 31, 2012, we had the following long-term incentive plans:

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
NuStar Energy reimburses us for expenses incurred related to employee benefit plans at cost, and for long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of comprehensive income (loss). Our current liabilities related to the long-term incentive plans and employee benefits are included in “Accrued compensation expense” and our noncurrent liabilities for employee benefits are included in “Long-term liabilities” on our consolidated balance sheets.

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

Asphalt JV Employee Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, we entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provided that certain of our employees would provide employee-services to Asphalt JV. In exchange, Asphalt JV would reimburse us for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV

Employee Services Agreement, including an annual bonus amount that does not exceed our target bonus plan. The employees covered under the Asphalt JV Employee Services Agreement were not entitled to any new unit-based compensation grants from us, and Asphalt JV was not responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement terminated on December 31, 2012 and effective January 1, 2013, those employees became employees of NuStar Asphalt Refining, LLC.
The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$225,135	$216,380	$208,805
Other expenses	$437	$402	$383

Long-term Contractual Obligations
As of December 31, 2012, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.
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
Investment in NuStar Energy
We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy, as of December 31, 2012, is recoverable.
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
Pension and Other Postretirement Benefit Obligations
We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Services, Standard & Poor’s and Fitch. The resulting discount rates were 4.48% and 4.51% for pension and other postretirement benefit plans, respectively, as of December 31, 2012. These assumptions can have an effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in benefit obligation as of December 31, 2012 from:
Discount rate decrease	$6,549	$797
Compensation rate increase	2,370	n/a
Increase in net periodic benefit cost for the year ending December 31, 2013 resulting from:
Discount rate decrease	$1,438	$83
Expected return on plan assets decrease	166	n/a
Compensation rate increase	637	n/a

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2012. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 41.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
San Antonio, Texas
March 1, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP
San Antonio, Texas
March 1, 2013

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,597	$1,354
Receivable from related party	7,870	6,735
Income tax receivable	2,450	2,619
Other receivables	147	302
Deferred income tax assets, net	928	4,378
Other current assets	248	204
Total current assets	14,240	15,592
Investment in NuStar Energy L.P.	464,981	547,230
Long-term receivable from related party	18,071	14,502
Deferred income tax assets, net	20,424	11,703
Total assets	$517,716	$589,027
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$20,000	$16,500
Accounts payable	1,002	257
Accrued compensation expense	14,968	19,476
Accrued liabilities	429	462
Taxes other than income tax	1,399	1,287
Total current liabilities	37,798	37,982
Long-term liabilities	67,096	44,162
Commitments and contingencies (Note 11)
Members’ equity	444,844	529,548
Accumulated other comprehensive loss	(32,022)	(22,665)
Total members’ equity	412,822	506,883
Total liabilities and members’ equity	$517,716	$589,027
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2012	2011	2010
Equity in (loss) earnings of NuStar Energy L.P.	$(4,578)	$65,783	$66,859
General and administrative expenses	(3,337)	(3,298)	(3,184)
Other income, net	9,801	7,320	9,475
Interest expense, net	(624)	(570)	(1,106)
Income before income tax benefit	1,262	69,235	72,044
Income tax benefit	866	401	419
Net income	2,128	69,636	72,463
Other comprehensive (loss) income:
Share of NuStar Energy L.P.’s other comprehensive (loss) income	(4,297)	(12,580)	6,679
Pension and other postretirement benefit plan adjustments:
Net unrecognized (loss) gain arising during the year, net of income tax benefit (expense) of $3,879, $6,599 and ($105)	(6,574)	(11,094)	177
Net loss reclassified into income	1,514	538	607
Pension and other postretirement benefit plan adjustments	(5,060)	(10,556)	784
Total other comprehensive (loss) income	(9,357)	(23,136)	7,463
Comprehensive (loss) income	$(7,229)	$46,500	$79,926
Basic and diluted net income per unit	$0.05	$1.64	$1.70
Weighted-average number of basic units outstanding	42,576,858	42,546,096	42,517,525
Weighted-average number of diluted units outstanding	42,584,667	42,572,617	42,526,187
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$2,128	$69,636	$72,463
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of NuStar Energy L.P.	4,578	(65,783)	(66,859)
Distributions of equity in earnings from NuStar Energy L.P.	—	65,783	66,859
Gain related to NuStar Energy L.P.’s issuance of limited partner units	(10,689)	(8,074)	(7,767)
Loss (gain) on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	888	754	(1,708)
Benefit for deferred income tax	(443)	(264)	(2,483)
Changes in current assets and liabilities (Note 9)	(3,638)	(584)	17,277
Decrease (increase) in other assets	—	1,189	(1,096)
Increase in long-term receivable from related party	(3,278)	(4,414)	(2,425)
Increase (decrease) in long-term liabilities	12,528	5,621	(2,661)
Other, net	471	466	225
Net cash provided by operating activities	2,545	64,330	71,825
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	92,628	20,323	15,567
Investment in NuStar Energy L.P.	(18,005)	(17,031)	(22,416)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	8,552	10,894	15,846
Net cash provided by investing activities	83,175	14,186	8,997
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	21,000	6,000	5,200
Repayment of short-term debt	(17,500)	(5,500)	(3,500)
Distributions to unitholders	(88,345)	(82,966)	(77,589)
Other, net	368	—	—
Net cash used in financing activities	(84,477)	(82,466)	(75,889)
Net increase (decrease) in cash and cash equivalents	1,243	(3,950)	4,933
Cash and cash equivalents at the beginning of the period	1,354	5,304	371
Cash and cash equivalents at the end of the period	$2,597	$1,354	$5,304
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2010	42,514,494	$545,200	$(6,992)	$538,208
Net income	—	72,463	—	72,463
Other comprehensive income	—	—	7,463	7,463
Distributions to unitholders	—	(77,589)	—	(77,589)
Unit-based compensation	30,165	918	—	918
Balance as of December 31, 2010	42,544,659	540,992	471	541,463
Net income	—	69,636	—	69,636
Other comprehensive loss	—	—	(23,136)	(23,136)
Distributions to unitholders	—	(82,966)	—	(82,966)
Unit-based compensation	13,841	1,886	—	1,886
Balance as of December 31, 2011	42,558,500	529,548	(22,665)	506,883
Net income	—	2,128	—	2,128
Other comprehensive loss	—	—	(9,357)	(9,357)
Distributions to unitholders	—	(88,345)	—	(88,345)
Unit-based compensation	41,691	1,513	—	1,513
Balance as of December 31, 2012	42,600,191	$444,844	$(32,022)	$412,822
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011, and 2010

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On December 31, 2012, we owned approximately 15.0% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,351,461 common units of NuStar Energy representing a 13.0% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.

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

Investment in NuStar Energy
We account for our 15.0% investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy even though our ownership did not exceed 20% as of December 31, 2012. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2012 is recoverable.

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

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2012 and 2011.

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

The liability for awards of NS unit options, performance awards and restricted units is included in “Accrued compensation expense” on our consolidated balance sheets. NuStar Energy reimburses us for the expenses resulting from NS awards and NSH awards to employees providing services to NuStar Energy. Expenses resulting from NSH awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of comprehensive income (loss).

We recognize compensation expense using the non-substantive vesting period approach, whereby compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Pension and Other Postretirement Benefits
We recognize the overfunded or underfunded status of our defined benefit pension or postretirement plans as an asset or a liability as of the balance sheet dates. We record changes in the funded status of our plans as a component of comprehensive income (loss) in the year the changes occur.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications
Certain previously reported amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation. We have reclassified the income tax impact for the components of Pension and other postretirement benefit plan adjustments on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2011 and 2010.

3. NEW ACCOUNTING PRONOUNCEMENTS
Other Comprehensive Income
In February 2013, the FASB further amended the disclosure requirements for the presentation of comprehensive income. The amended guidance requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amended guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. Accordingly, we will adopt the amended guidance January 1, 2013. Substantially all of the information required under the amended guidance is already required to be disclosed elsewhere in the financial statements; therefore, we do not expect it to have a material impact on our financial statement presentation or disclosures.

4. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Equity Offerings
On September 10, 2012, NuStar Energy issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit. NuStar Energy received proceeds of $336.8 million, net of issuance costs. In conjunction with NuStar Energy’s issuance of common units, we contributed $7.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 16.3% at December 31, 2011 to 15.0% at December 31, 2012. This issuance resulted in a gain of $10.7 million, or $0.25 per unit for the year ended December 31, 2012, which is included in “Other income, net” on our consolidated statements of comprehensive income (loss), and represents the increase in the value of our proportionate share of NuStar Energy’s capital.
On December 9, 2011, NuStar Energy issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. NuStar Energy received proceeds of $311.4 million, net of issuance cost. In September and October 2011, NuStar Energy issued 108,029 common units for proceeds of $5.9 million, net of issuance cost. In conjunction with NuStar Energy’s issuances of common units in 2011, we contributed $6.7 million to NuStar Energy in order to maintain our 2% general partner interest. Additionally, these issuances resulted in a gain of $8.1 million or $0.19 per unit for the year ended December 31, 2011, which is included in “Other income, net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital. Following these issuances, our ownership in NuStar Energy was reduced from 17.6% at December 31, 2010 to 16.3% at December 31, 2011.
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

NuStar Energy’s Acquisitions and Dispositions
On January 1, 2013, NuStar Energy sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $115.0 million. NuStar Energy presented the results of operations for the San Antonio Refinery and related assets, previously reported in its asphalt and fuels marketing segment, as discontinued operations for the years ended December 31, 2012 and 2011.

On December 13, 2012, NuStar Energy completed its acquisition of the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary of NuStar Energy, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests of Asphalt JV, while NuStar Energy retained the Class B equity interests with a fair value of $52.0 million. At closing, NuStar Energy received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations. Upon closing, NuStar Energy deconsolidated Asphalt JV and started reporting its remaining investment in Asphalt JV using the equity method of accounting.

In anticipation of the Asphalt Sale, NuStar Energy evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. NuStar Energy determined the fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, NuStar Energy recorded an impairment loss of $244.3 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets to their estimated fair value.

Summary Financial Information
Condensed financial information reported by NuStar Energy is summarized below:

	December 31,
	2012	2011
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$939,443	$1,200,923
Property, plant and equipment, net	3,238,460	3,430,468
Goodwill	951,024	846,717
Other long-term assets, net	484,162	403,082
Total assets	$5,613,089	$5,881,190
Current liabilities	$845,971	$943,800
Long-term debt, less current portion	2,124,582	1,928,071
Other long-term liabilities	57,541	144,984
Total liabilities	3,028,094	3,016,855
NuStar Energy partners’ equity	2,572,384	2,852,201
Noncontrolling interest	12,611	12,134
Total liabilities and partners’ equity	$5,613,089	$5,881,190

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$5,955,676	$6,271,815	$4,403,061
Operating (loss) income	$(30,079)	$301,812	$302,557

(Loss) income from continuing operations	$(178,132)	$211,487	$238,970
(Loss) income from discontinued operations, net of tax	(49,105)	10,114	—
Net (loss) income	$(227,237)	$221,601	$238,970

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2012	2011
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,572,384	$2,852,201
NuStar GP Holdings’ ownership interest in NuStar Energy	15.0%	16.3%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	385,858	464,909
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	79,123	82,321
Investment in NuStar Energy	$464,981	$547,230

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

The following table summarizes our equity in (loss) earnings of NuStar Energy:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in (Loss) Earnings of NuStar Energy:
General partner interest	$(5,356)	$3,703	$4,113
General partner incentive distribution (a)	41,242	36,319	33,304
General partner’s interest in earnings and incentive distributions of NuStar Energy	35,886	40,022	37,417
Limited partner interest in (loss) earnings of NuStar Energy	(37,580)	28,645	32,326
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)
Equity in (loss) earnings of NuStar Energy	$(4,578)	$65,783	$66,859

(a)
Our equity in (loss) earnings of NuStar Energy allocated to the general partner incentive distribution is less than the actual distribution made with respect to 2011, due to NuStar Energy’s issuance of common units after the end of the third quarter, but before the record date.

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

Asphalt JV is directed by a Board of Managers, comprised of eight members, four of whom are appointed by Lindsay Goldberg

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and four of whom are appointed by NuStar Energy. In addition, William E. Greehey is the Chairman of the Board of Managers for Asphalt JV.

We had a receivable from related parties of $7.9 million and $6.7 million, as of December 31, 2012 and 2011, respectively, relating to payroll, employee benefit plans and unit-based compensation for NuStar Energy and services provided to NuStar Energy’s joint ventures. We also had a long-term receivable of $18.1 million and $14.5 million from related parties as of December 31, 2012 and 2011, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits for NuStar Energy.

The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$225,135	$216,380	$208,805
Other expenses	$437	$402	$383

GP Services Agreement
NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense is based on $1.1 million plus 1.0% of NuStar GP, LLC’s domestic bonus and unit-based compensation expense, subject to certain other adjustments. For the years ended December 31, 2012, 2011 and 2010, the Holdco Administrative Services Expense totaled $1.3 million, $1.4 million and $1.5 million, respectively. The GP Services Agreement has an original termination date of December 31, 2012, but will automatically renew every two years unless terminated by either party upon six months’ prior written notice.
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

Asphalt JV Employee Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, we entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provided that certain of our employees would provide employee-services to Asphalt JV. In exchange, Asphalt JV would reimburse us for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV Employee Services Agreement, including an annual bonus amount that does not exceed our target bonus plan. The employees

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

covered under the Asphalt JV Employee Services Agreement were not entitled to any new unit-based compensation grants from us, and Asphalt JV was not responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement terminated on December 31, 2012, and effective January 1, 2013 those employees became employees of NuStar Asphalt Refining, LLC.

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
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the period indicated among its general and limited partners:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,486	$6,630	$6,227
General partner incentive distribution	41,242	36,326	33,304
Total general partner distribution	48,728	42,956	39,531
Limited partner distribution	45,152	44,812	43,924
Total distributions to NuStar GP Holdings	93,880	87,768	83,455
Public unitholders’ distributions	280,374	243,738	227,923
Total cash distributions	$374,254	$331,506	$311,378
Cash distributions per unit applicable to limited partners	$4.380	$4.360	$4.280
On February 14, 2013, NuStar Energy paid a quarterly cash distribution totaling $98.1 million, or $1.095 per unit, related to the fourth quarter of 2012.

7. ACCRUED COMPENSATION EXPENSE AND LONG-TERM LIABILITIES
Accrued compensation expense and long-term liabilities consisted of the following:

	Accrued Compensation Expense		Long-term Liabilities
	December 31,		December 31,
	2012	2011	2012	2011
	(Thousands of Dollars)
NuStar Energy restricted units and performance awards	$10,376	$13,622	$—	$—
NuStar Energy unit options	70	1,953	—	—
Pension liabilities (Note 14)	137	99	44,640	24,131
Other postretirement benefit plan liabilities (Note 14)	243	162	20,719	18,510
Other employee-related liabilities	4,142	3,640	1,737	1,521
Total	$14,968	$19,476	$67,096	$44,162

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. FAIR VALUE MEASUREMENTS
We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices for identical assets or liabilities in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists.
The following liabilities are measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$10,376	$—	$—	$10,376
NuStar Energy unit options	—	70	—	70
Total	$10,376	$70	$—	$10,446

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$13,622	$—	$—	$13,622
NuStar Energy unit options	—	1,953	—	1,953
Total	$13,622	$1,953	$—	$15,575
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

	December 31,
	2012	2011
Expected life in years	6.5	6.3
Expected volatility	22.4%	20.3%
Expected distribution yield	10.3%	7.7%
Risk-free interest rate	0.2%	0.1%

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party	$1,077	$5,771	$1,671
Income tax receivable	(780)	(1,339)	5,798
Other receivables	211	550	(36)
Other current assets	(210)	(62)	50
Increase (decrease) in current liabilities:
Accounts payable	542	104	(339)
Accrued compensation expense	(4,557)	(5,601)	10,054
Accrued liabilities	(33)	64	(431)
Income tax payable	—	(302)	302
Taxes other than income tax	112	231	208
Changes in current assets and liabilities	$(3,638)	$(584)	$17,277
Cash flows related to interest and income tax were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Cash paid for interest	$475	$385	$847
Cash paid (refunded) for income tax, net	$356	$1,504	$(4,036)
Non-cash investing and financing activities for the years ended December 31, 2012, 2011 and 2010 mainly consisted of:

•	Adjustments to our investment in NuStar Energy and accumulated other comprehensive loss through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive loss; and

•	Pension funding adjustments recognized in accumulated other comprehensive loss.

10. CREDIT FACILITY
Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest as NuStar Energy issues additional units and to meet other liquidity and capital resource requirements. Our 364-day revolving credit agreement dated June 29, 2012, matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). As of December 31, 2012, we had outstanding borrowings of $20.0 million, and availability of $20.0 million and $10.0 million for borrowings and letters of credit, respectively, under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%, which was 2.0% as of December 31, 2012. Our obligations under the 2012 Credit Facility are unsecured. The 2012 Credit Facility contains customary covenants and provisions including limitations on indebtedness, liens, dispositions of property, mergers and asset transfers.
The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of December 31, 2012, NuStar Energy's consolidated debt coverage ratio

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

could not exceed 5.5-to-1.0, as a result of the TexStar Asset Acquisition. NuStar Energy's consolidated debt coverage ratio was 5.0x as of December 31, 2012. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of December 31, 2012.
On July 15, 2010, we entered into a 364-day revolving credit facility that we amended on July 14, 2011 to extend the maturity date to July 12, 2012 (2010 Credit Facility). The 2010 Credit Facility has a borrowing capacity of up to $30.0 million, of which up to $10.0 million may be available for letters of credit. Interest on the 2010 Credit Facility, as amended, is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%. The weighted average interest rate related to borrowings under the 2010 Credit Facility for the year ended December 31, 2011 was 2.6%.
We borrowed $21.0 million under the 2012 Credit Facility during the year ended December 31, 2012, mainly to fund our $7.1 million in contributions to NuStar Energy to maintain our 2% general partner interest following its issuance of common units in 2012. During the year ended December 31, 2012, we repaid $17.5 million under the 2012 Credit Facility. The weighted-average interest rate related to borrowings under the 2012 Credit Facility for the year ended December 31, 2012 was 2.1%.

11. COMMITMENTS AND CONTINGENCIES
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
Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipeline Partners, L.P. (KPP) and Kaneb Services LLC (KSL and collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. NuStar Energy acquired Kaneb on July 1, 2005. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb's acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.
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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to NuStar Energy indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. NuStar Energy reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a consent decree was entered by the United States District Court for the District of Massachusetts. Pursuant to the terms of the settlement, NuStar Energy paid approximately $13.1 million to the U.S. government in July 2012 and received releases of claims from various private parties and a covenant not to sue from the U.S. government. In connection with the settlement, NuStar Energy recognized a gain of $28.7 million during the second quarter of 2012.
NuStar Energy is also a party to additional claims and legal proceedings arising in the ordinary course of its business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy's results of operations, financial position or liquidity.
Commitments
As of December 31, 2012, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. NET INCOME PER UNIT
Net Income Per Unit
We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Year Ended December 31,
	2012	2011	2010
Basic units outstanding:
Weighted-average number of basic units outstanding	42,576,858	42,546,096	42,517,525
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,576,858	42,546,096	42,517,525
Effect of dilutive securities	7,809	26,521	8,662
Weighted-average number of diluted units outstanding	42,584,667	42,572,617	42,526,187

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

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.11	$1.98	$1.87
Total cash distributions	$89,860	$84,252	$79,517
On February 19, 2013, we paid a quarterly cash distribution totaling $23.2 million, or $0.545 per unit, related to the fourth quarter of 2012.

Accumulated Other Comprehensive (Loss) Income
The balance of and changes in the components included in “Accumulated other comprehensive (loss) income” were as follows:

	Share of NuStar Energy’s Other Comprehensive Income (Loss)	Pension and Other Postretirement Benefit Plan Adjustments, net of tax	Accumulated Other Comprehensive (Loss) Income
	(Thousands of Dollars)
Balance as of January 1, 2010	$1,455	$(8,447)	$(6,992)
Activity	6,679	784	7,463
Balance as of December 31, 2010	8,134	(7,663)	471
Activity	(12,580)	(10,556)	(23,136)
Balance as of December 31, 2011	(4,446)	(18,219)	(22,665)
Activity	(4,297)	(5,060)	(9,357)
Balance as of December 31, 2012	$(8,743)	$(23,279)	$(32,022)

Rights Agreement
On July 19, 2006, we entered into a rights agreement with Computershare Investor Services, LLC, as amended effective February 28, 2008 and October 23, 2012 (the Rights Agreement), under which one preferred unit purchase right (a Right) is attached to each of our outstanding units. The Rights become exercisable under specified circumstances, including if any person or group (an acquiring person) becomes the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. Each Right entitles the registered holder to purchase from us one one-hundredth of a unit of junior participating preferred units, series I (Preferred Units) at an exercise price of $100, subject to adjustment under specified circumstances. If events specified in the Rights Agreement occur, each holder of Rights other than the acquiring person can exercise their Rights. When a holder exercises a Right, the holder will be entitled to receive units valued at a multiple of the exercise price of the Right specified in the Rights Agreement. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the Rights for $0.001 per Right at any time prior to the tenth day after a person or group becomes an acquiring person.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. EMPLOYEE BENEFIT PLANS
The NuStar Thrift Plan
The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Effective May 1, 2010, Thrift Plan participants may designate all or any portion of their contributions as Roth 401(k) contributions as defined in the Code. Our matching contributions to the Thrift Plan for the years ended December 31, 2012, 2011 and 2010 totaled $6.9 million, $6.5 million and $5.9 million, respectively.

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

Pension and Other Postretirement Benefits
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a final average pay formula (FAP) or a cash balance formula. Employees hired before January 1, 2011 are covered under FAP, which is based on years of service and compensation during their period of service, and employees become fully vested in their benefits upon attaining five years of vesting service. Employees hired on January 1, 2011 and after are covered under the cash balance formula, which is based on age, service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service.

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

NuStar Energy reimbursed and will continue to reimburse all costs incurred by us related to these employee benefit plans at cost. We charged NuStar Energy $17.9 million, $13.7 million, and $13.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, for these employee benefit plans. Our current and noncurrent liabilities for these employee benefits are included in “Accrued compensation expense” and “Long-term liabilities,” respectively, on our consolidated balance sheets.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

Effective January 1, 2013, Asphalt JV employees became employees of NuStar Asphalt Refining, LLC and are no longer part of NuStar GP, LLC's employee benefit plans. Disposition charges of $5.7 million related to employee benefit expenses associated with the Asphalt Sale were recognized by Asphalt JV for the year ended December 31, 2012.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2012 and 2011 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$78,017	$50,292	$18,672	$15,368
Service cost	15,614	12,484	1,258	1,040
Interest cost	4,012	2,881	976	888
Transfer to joint venture	—	—	(90)	—
Disposition charges (a)	4,397	—	1,284	—
Plan amendments	(295)	—	(2,420)	—
Benefits paid	(1,647)	(1,217)	(149)	(126)
Participants contributions	—	—	62	69
Actuarial loss	18,359	13,577	2,622	1,433
Curtailment (a)	(4,411)	—	(1,253)	—
Benefit obligation, December 31	$114,046	$78,017	$20,962	$18,672
Change in plan assets:
Plan assets at fair value, January 1	$53,787	$46,877	$—	$—
Actual return on plan assets	6,063	934	—	—
Company contributions	11,066	7,193	87	57
Benefits paid	(1,647)	(1,217)	(149)	(126)
Participants contributions	—	—	62	69
Plan assets at fair value, December 31	$69,269	$53,787	$—	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$69,269	$53,787	$—	$—
Less: Benefit obligation at December 31	114,046	78,017	20,962	18,672
Funded status at December 31	$(44,777)	$(24,230)	$(20,962)	$(18,672)
Amounts recognized in the consolidated balance sheets:
Accrued compensation expense	$(137)	$(99)	$(243)	$(162)
Long-term liabilities	(44,640)	(24,131)	(20,719)	(18,510)
Net pension liability	$(44,777)	$(24,230)	$(20,962)	$(18,672)

(a)	Disposition charges and curtailment in 2012 relate to Asphalt JV. Disposition charges have been reimbursed to us by Asphalt JV, and curtailment impacts our accumulated other comprehensive loss.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$15,614	$12,484	$11,384	$1,258	$1,040	$904
Interest cost	4,012	2,881	2,233	976	888	832
Expected return on plan assets	(3,917)	(3,617)	(2,314)	—	—	—
Amortization of prior service credit	(18)	(18)	(18)	—	—	—
Amortization of net loss	1,393	485	542	139	71	83
Net periodic benefit cost before disposition charges	17,084	12,215	11,827	2,373	1,999	1,819
Disposition charges	4,397	—	—	1,284	—	—
Net periodic benefit cost	$21,481	$12,215	$11,827	$3,657	$1,999	$1,819
Adjustments recognized in other comprehensive (loss) income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(Thousands of Dollars)
Net unrecognized (loss) gain arising during the year:
Net actuarial (loss) gain	$(11,800)	$(16,260)	$366	$(1,368)	$(1,433)	$(84)
Prior service credit	295	—	—	2,420	—	—
Net unrealized (loss) gain arising during the year	(11,505)	(16,260)	366	1,052	(1,433)	(84)
Net loss reclassified into income:
Amortization of prior service credit	(18)	(18)	(18)	—	—	—
Amortization of net loss	1,393	485	542	139	71	83
Net loss reclassified into income	1,375	467	524	139	71	83

Income tax benefit (expense)	4,269	6,064	(136)	(390)	535	31
Total changes in other comprehensive (loss) income	$(5,861)	$(9,729)	$754	$801	$(827)	$30

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recorded as a component of accumulated other comprehensive loss related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
	(Thousands of Dollars)
Unrecognized actuarial loss (a)	$(36,476)	$(26,069)	$(10,294)	$(5,188)	$(3,959)	$(2,597)
Prior service credit (a)	380	103	121	2,420	—	—
Deferred tax asset	14,414	10,145	4,081	1,171	1,561	1,026
Accumulated other comprehensive loss, net of tax	$(21,682)	$(15,821)	$(6,092)	$(1,597)	$(2,398)	$(1,571)

(a)	Represents the balance of accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost.

In 2013, we expect to recognize $2.1 million and $0.2 million of the unrecognized actuarial loss for Pension Plans and other postretirement benefit plans, respectively. The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2012 and 2011 was $84.6 million and $56.9 million, respectively. As of December 31, 2012 and 2011, the aggregate benefit obligation for the Pension Plans exceeded plan assets.

The allocations of plan assets for the Pension Plan were as follows:

	December 31,
	2012	2011
Equity securities	67%	65%
Fixed income securities	31%	33%
Cash equivalent securities	2%	2%
The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis and the allocation as of December 31, 2012 was in line with our target.
The overall expected long-term rate of return on plan assets for the Pension Plan is estimated using models of asset returns. Model assumptions are derived using historical data with the assumption that capital markets are informationally efficient. Three models are used to derive the long-term expected returns for each asset class. Since each method has distinct advantages and disadvantages and differing results, an equal weighted average of the methods’ results is used.
We disclose the fair value for each major class of plan assets in the Pension Plan into three levels: Level 1, defined as observable inputs such as quoted prices for identical assets or liabilities in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan, were as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,294	$—	$—	$1,294
Equity securities:
U.S. large cap equity fund (a)	—	39,676	—	39,676
International stock index fund (b)	6,652	—	—	6,652
Fixed income securities:
Bond market index fund (c)	21,647	—	—	21,647
Total	$29,593	$39,676	$—	$69,269

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,054	$—	$—	$1,054
Equity securities:
U.S. large cap equity fund (a)	—	29,945	—	29,945
International stock index fund (b)	4,779	—	—	4,779
Fixed income securities:
Bond market index fund (c)	18,009	—	—	18,009
Total	$23,842	$29,945	$—	$53,787

(a)
This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)	This fund tracks the performance of the Total International Composite Index.

(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.
For the year ended December 31, 2012, we contributed $11.0 million to the Pension Plan. We expect to contribute approximately $9.0 million to the Pension Plan during 2013, which is our minimum required contribution under the Employee Retirement Income Security Act. Since costs incurred by us related to the Pension Plan and our other postretirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2013	$3,926	$243
2014	4,167	398
2015	5,107	597
2016	7,375	824
2017	7,247	993
Years 2018-2022	55,872	7,553

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2012	2011	2012	2011
Discount rate	4.48%	5.21%	4.51%	5.25%
Rate of compensation increase	3.69%	4.05%	n/a	n/a
The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	5.21%	5.82%	6.16%	5.25%	5.80%	6.14%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	4.05%	4.07%	4.56%	n/a	n/a	n/a
The assumed health care cost trend rates were as follows:

	December 31,
	2012	2011
Health care cost trend rate assumed for next year	7.64%	7.38%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2020	2018
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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. UNIT-BASED COMPENSATION
As of December 31, 2012, we sponsored following long-term incentive plans:

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

We purchase NS common units as needed to satisfy awards granted under the 2000 LTIP, the UOP and the UIP.
The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2012		2011		2010
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	33,445	(a)	27,111	(a)	21,380	(a)
Restricted units	231,855	1/5 per year	208,195	1/5 per year	191,430	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	8,170	1/3 per year	6,760	1/3 per year	3,938	1/3 per year
UIP:
Restricted units (b)	15,382	1/5 per year	14,005	1/5 per year	11,520	1/5 per year
2006 LTIP:
Restricted units	25,640	1/5 per year	24,970	1/5 per year	21,935	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	10,601	1/3 per year	9,987	1/3 per year	6,156	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met, as defined in the award agreements.

(b)
The UIP restricted unit grants include 3,392, 2,880 and 2,460 restricted unit awards granted to certain international employees for the years ended December 31, 2012, 2011 and 2010, respectively, that vest 1/3 per year, as defined in the award agreements.

(c)
Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “general and administrative expenses” on our consolidated statements of comprehensive income (loss).

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012 and 2011, we had accrued $10.4 million and $15.6 million, respectively, for the outstanding awards of NS unit options, performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets. As of December 31, 2012, NS common units that remained available to be awarded totaled 1,569,173 under the 2000 LTIP and 226,277 under the UIP. Substantially all approved awards under the UOP have been granted as of December 31, 2012. NSH units that remained available totaled 1,510,791 under the 2006 LTIP as of December 31, 2012.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$7,745	$8,521	$20,349
Expenses resulting from NuStar GP Holdings awards to non-employee directors	305	305	225
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
On November 16, 2007, we granted 324,100 NSH unit options at $31.55, which was our only grant of options under the 2006 LTIP. These options expire seven years from the grant date and vest in annual one-third increments beginning on November 16, 2010. The total intrinsic value of unit options exercised during each of the years ended December 31, 2012 and December 31, 2010 was $0.1 million. As of December 31, 2012, the aggregate intrinsic value of NSH unit options outstanding and exercisable was zero as their market value at December 31, 2012 was less than their exercise price. The number of NSH unit options exercised during each of the years ended December 31, 2012 and 2010 was 11,667. No NSH unit options were exercised during the year ended December 31, 2011. The balance of NSH unit options outstanding was 300,766 and 312,433 as of December 31, 2012 and 2011, respectively.

The following table summarizes the status of vested NSH unit options granted under the 2006 LTIP:

	Number of Unit Options	Weighted- Average Exercise Price Per Unit	Weighted- Average Remaining Contractual Term
			(in years)
Outstanding and exercisable as of December 31, 2012	300,766	$31.55	1.9

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Units
The following table summarizes information related to outstanding NSH restricted units awarded under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit
Balance as of January 1, 2012	66,671	16,967	83,638	$29.77
Granted	25,640	10,601	36,241	$28.77
Vested	(26,893)	(8,257)	(35,150)	$28.82
Balance as of December 31, 2012	65,418	19,311	84,729	$29.74

The weighted-average grant-date fair value of NSH restricted units granted during the years ended December 31, 2012, 2011 and 2010 was $28.77, $30.53 and $36.54 per unit, respectively. The total fair value of NSH restricted units that vested during the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $0.7 million and $0.8 million, respectively.

16. INCOME TAXES
Components of income tax benefit were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Current:
U.S. federal	$465	$129	$(1,906)
U.S. state	(42)	8	(158)
Total current	423	137	(2,064)
Deferred:
U.S. federal	433	251	2,302
U.S. state	10	13	181
Total deferred	443	264	2,483
Total income tax benefit	$866	$401	$419

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(Thousands of Dollars)
Deferred income tax assets:
Share/option compensation	$4,444	$6,226
Pension	15,815	8,658
Capital loss	270	—
Other state	1,263	1,027
Net operating loss	1,104	—
Foreign tax credits	20	3
Other employee benefits	—	379
Deferred income tax assets	22,916	16,293
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(213)	(212)
Other employee benefits	(1,351)	—
Total net deferred income tax assets	$21,352	$16,081

At December 31, 2012, our U.S. corporate operations had capital loss carryforwards for tax purposes, which were subject to a five-year carryforward limitation and were set to expire in 2017. The realization of deferred income tax assets recorded as of December 31, 2012 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more-likely-than-not that the deferred tax assets as of December 31, 2012 will be realized, based upon expected future taxable income and potential tax planning strategies.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2012:
Net income (loss)	$11,046	$(33,208)	$19,165	$5,125	$2,128
Basic and diluted net income (loss) per unit	0.26	(0.78)	0.45	0.12	0.05
Cash distributions per unit applicable to limited partners	0.510	0.510	0.545	0.545	2.110
2011:
Net income	$10,183	$22,061	$18,362	$19,030	$69,636
Basic and diluted net income per unit	0.24	0.52	0.43	0.45	1.64
Cash distributions per unit applicable to limited partners	0.480	0.495	0.495	0.510	1.980

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2012.
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
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP HOLDINGS, LLC
Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2013 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION
Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2013 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2013 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2013 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2013 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2012, 2011 and 2010” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar GP Holdings, LLC and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
		NUSTAR GP HOLDINGS, LLC:
		Management’s Report on Internal Control over Financial Reporting
		Report of independent registered public accounting firm (KPMG LLP)
		Consolidated Balance Sheets as of December 31, 2012 and 2011
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Members’ Equity – Years Ended December 31, 2012, 2011 and 2010
		Notes to Consolidated Financial Statements
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

4.34
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities
NuStar Energy L.P.'s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

4.35
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee
NuStar Energy L.P.'s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.2

4.36	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.37	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC, dated as of July 19, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 4.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.38	Amendment No. 1, effective as of February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC (f/k/a Valero GP Holdings, LLC) and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

4.39	Amendment No. 2 to Rights Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2012 (File No. 001-32940), Exhibit 4.03

10.01
364-Day Revolving Credit Agreement dated as of June 29, 2012, among NuStar GP Holdings, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, and The Lenders party thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-32940), Exhibit 10.1

10.02
5-Year Revolving Credit Agreement, dated as of May 2, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, and Wells Fargo Bank, National Association, Barclays Bank PLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc., Suntrust Robinson Humphrey, Inc., Mizuho Corporate Bank, Ltd., Wells Fargo Securities, LLC and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers

NuStar Energy L.P.'s Current Report on Form 8-K filed May 8, 2012 (File No. 001-16417), Exhibit 10.01

10.03
First Amendment to 5-Year Revolving Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.'s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.04
Second Amendment to 5-Year Revolving Credit Agreement, dated as of November 30, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.'s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.03

10.05
Third Amendment to 5-Year Revolving Credit Agreement, dated as of January 11, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.'s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.04

10.06	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

10.07	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, as amended	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.58

10.08	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

10.09	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 11, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

10.10	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.11	Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

10.12	Form of Performance Unit Agreement under the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

10.13	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.02

10.14	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

10.15	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

10.16	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.03

10.17	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

10.18	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.02

+10.19	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.20	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.21	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 1010 (File No. 001-16417), Exhibit 10.03

+10.22	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-32940), Exhibit 10.12

+10.23	Form of Waiver Related to Certain Performance Units under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.24	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.25	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.26	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.27	Form of Non-Employee Director Restricted Unit and Distribution Equivalent Right Award Agreement under the Valero GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.05

+10.28	Form of Non-Employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.02

+10.29	Form of Non-employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.30	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.02

+10.31	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.03

+10.32	Form of 2010 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.33	Form of Unit Option Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.34	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.15

+10.35	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

+10.36	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.17

+10.37	Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and Curtis V. Anastasio, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.38	Form of Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and each of the executive officers of NuStar GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

+10.39	Form of Waiver to Non-Employee Director Award Agreement	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed May 28, 2008 (File No. 001-16417), Exhibit 10.01

10.40	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.41	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and Valero GP Holdings, LLC, dated effective as of June 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.42	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.43	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

+10.44	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, Valero GP Holdings, LLC and Valero GP, LLC, effective as of December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

+10.45	Valero L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

10.46
Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008
NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.47	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.48	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. Dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.49	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.'s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.50
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.'s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.51	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.52	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

10.53	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.54	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of August 9, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.55	Equity Distribution Agreement, dated May 23, 2011 by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, and Citigroup Global Markets Inc.	NuStar Energy L.P.’s Current Report on Form 8-K filed May 23, 2011 (File No. 001-16417), Exhibit 1.1

10.56
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.57	Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC and NuStar Asphalt LLC dated August 2, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

10.58
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated March 1, 2013	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Consolidated Financial Statements of NuStar Energy L.P. for the Year Ended December 31, 2012	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

Exhibit Number	Description	Incorporated by Reference to the Following Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

**	Submitted electronically herewith.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar GP Holdings, LLC, 19003 IH-10 West, San Antonio, Texas 78257.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuStar GP Holdings, LLC (Registrant)

By:	/s/ Curtis V. Anastasio

Curtis V. Anastasio
President and Chief Executive Officer
March 1, 2013

By:	/s/ Steven A. Blank

Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
March 1, 2013

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Senior Vice President and Controller
March 1, 2013

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	March 1, 2013
William E. Greehey

/s/ Curtis V. Anastasio	President, Chief Executive	March 1, 2013
Curtis V. Anastasio	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Executive Vice President	March 1, 2013
Steven A. Blank	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Senior Vice President and Controller	March 1, 2013
Thomas R. Shoaf	(Principal Accounting Officer)

/s/ William B. Burnett	Director	March 1, 2013
William B. Burnett

/s/ James F. Clingman	Director	March 1, 2013
James F. Clingman

Director
Stan L. McLelland