Form 10-Q
period 2013-03-31
NuStar GP Holdings, LLC
filed 2013-05-08
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2013 was 42,624,146.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,415	$2,597
Receivable from related parties	14,602	7,870
Income tax receivable	2,473	2,450
Other receivables	305	147
Deferred income tax assets, net	—	928
Other current assets	188	248
Total current assets	19,983	14,240
Investment in NuStar Energy L.P.	451,873	464,981
Long-term receivable from related party	18,806	18,071
Deferred income tax assets, net	21,543	20,424
Total assets	$512,205	$517,716
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$18,500	$20,000
Accounts payable	401	1,002
Accrued compensation expense	19,283	14,968
Accrued liabilities	388	429
Deferred income tax liabilities, net	392	—
Taxes other than income tax	407	1,399
Total current liabilities	39,371	37,798
Long-term liabilities	72,018	67,096
Commitments and contingencies (Note 8)
Members’ equity	432,641	444,844
Accumulated other comprehensive loss	(31,825)	(32,022)
Total members’ equity	400,816	412,822
Total liabilities and members’ equity	$512,205	$517,716
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2013	2012
Equity in earnings of NuStar Energy L.P.	$12,144	$11,772
General and administrative expenses	(800)	(857)
Other income, net	81	136
Interest expense, net	(173)	(133)
Income before income tax (expense) benefit	11,252	10,918
Income tax (expense) benefit	(177)	128
Net income	$11,075	$11,046
Comprehensive income	$11,272	$5,286
Basic and diluted net income per unit	$0.26	$0.26
Weighted-average number of basic units outstanding	42,605,668	42,574,419
Weighted-average number of diluted units outstanding	42,605,668	42,597,641
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$11,075	$11,046
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(12,144)	(11,772)
Distributions of equity in earnings from NuStar Energy L.P.	12,144	11,772
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(81)	(136)
Benefit (expense) for deferred income tax	201	(133)
Changes in current assets and liabilities (Note 6)	(3,783)	(7,996)
(Increase) decrease in long-term receivable from related party	(714)	830
Increase in long-term liabilities	4,922	4,554
Other, net	45	31
Net cash provided by operating activities	11,665	8,196
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	11,917	11,088
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	959	2,162
Other, net	—	(11)
Net cash provided by investing activities	12,876	13,239
Cash Flows from Financing Activities:
Repayment of short-term debt	(1,500)	(500)
Distributions to unitholders	(23,223)	(21,708)
Other, net	—	362
Net cash used in financing activities	(24,723)	(21,846)
Net decrease in cash and cash equivalents	(182)	(411)
Cash and cash equivalents at the beginning of the period	2,597	1,354
Cash and cash equivalents at the end of the period	$2,415	$943
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2013, we owned approximately 15.0% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,301,923 common units of NuStar Energy representing a 13.0% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and fuels marketing. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three months ended March 31, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
New Accounting Pronouncement
In February 2013, the FASB further amended the disclosure requirements for the presentation of comprehensive income. The amended guidance requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amended guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. Accordingly, we adopted the amended guidance January 1, 2013, and it did not have a material impact on our disclosures.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	March 31, 2013	December 31, 2012
	(Unaudited)
Balance Sheet Information:
Current assets	$820,648	$939,443
Property, plant and equipment, net	3,239,555	3,238,460
Goodwill	950,586	951,024
Note receivable from related party	159,200	95,711
Other long-term assets, net	377,041	388,451
Total assets	$5,547,030	$5,613,089
Current liabilities	$846,370	$845,971
Long-term debt, less current portion	2,136,072	2,124,582
Other long-term liabilities	55,408	57,541
Total liabilities	3,037,850	3,028,094
NuStar Energy partners' equity	2,497,017	2,572,384
Noncontrolling interest	12,163	12,611
Total liabilities and partners’ equity	$5,547,030	$5,613,089

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$999,710	$1,609,405
Operating income	$59,462	$59,019

Income from continuing operations	$16,038	$37,952
Income (loss) from discontinued operations, net of tax	8,366	(11,698)
Net income	$24,404	$26,254

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	March 31, 2013	December 31, 2012
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,497,017	$2,572,384
NuStar GP Holdings’ ownership interest in NuStar Energy	15.0%	15.0%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	374,553	385,858
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	77,320	79,123
Investment in NuStar Energy	$451,873	$464,981

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS
We had a receivable from related parties of $14.6 million and $7.9 million, as of March 31, 2013 and December 31, 2012, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for NuStar Energy and for services provided to NuStar Energy’s joint ventures. We also had a long-term receivable of $18.8 million and $18.1 million from related party as of March 31, 2013 and December 31, 2012, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits for NuStar Energy. The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$52,905	$58,953
Other expenses	$93	$96

GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2014, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.4 million and $0.5 million for three months ended March 31, 2013 and 2012, respectively.
Asphalt JV Services Agreement
On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary of NuStar Energy. NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that we furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV compensates us for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. On March 14, 2013 and May 1, 2013, Asphalt JV provided written notice to us, reducing the level of services to be provided to Asphalt JV, which will reduce the annual fee by an aggregate amount of approximately $3.3 million.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,782
General partner incentive distribution	10,805	9,816
Total general partner distribution	12,766	11,598
Limited partner distribution	11,280	11,211
Total distributions to NuStar GP Holdings	24,046	22,809
Public unitholders’ distributions	74,005	66,267
Total cash distributions	$98,051	$89,076
Cash distributions per unit applicable to limited partners	$1.095	$1.095

On February 14, 2013, NuStar Energy paid a quarterly cash distribution totaling $98.1 million, or $1.095 per unit, related to the fourth quarter of 2012. On April 24, 2013, NuStar Energy announced a quarterly cash distribution of $1.095 per unit related to the first quarter of 2013. This distribution will be paid on May 10, 2013 to unitholders of record on May 6, 2013 and will total $98.1 million.

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
The following liabilities are measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$14,093	$—	$—	$14,093
NuStar Energy unit options	—	724	—	724
Total	$14,093	$724	$—	$14,817

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$10,376	$—	$—	$10,376
NuStar Energy unit options	—	70	—	70
Total	$10,376	$70	$—	$10,446

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	March 31, 2013	December 31, 2012
Expected life in years	6.5	6.5
Expected volatility	23.4%	22.4%
Expected distribution yield	8.2%	10.3%
Risk-free interest rate	0.2%	0.2%

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts. The fair value of our debt would fall in Level 2 of the fair value hierarchy.

6. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(6,298)	$(8,186)
Income tax receivable	(23)	25
Other receivables	(158)	(1,036)
Other current assets	15	(11)
Increase (decrease) in current liabilities:
Accounts payable	(601)	104
Accrued compensation expense	4,315	2,103
Accrued liabilities	(41)	(148)
Taxes other than income tax	(992)	(847)
Changes in current assets and liabilities	$(3,783)	$(7,996)
Cash flows related to interest and income tax were as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Cash paid for interest	$96	$105
Cash refunded for income tax	$—	$(20)

7. CREDIT FACILITY
Our 364-day revolving credit agreement dated June 29, 2012, matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). For the three months ended March 31, 2013, we repaid $1.5 million under the 2012 Credit Facility. As of March 31, 2013, we had outstanding borrowings of $18.5 million and availability of $21.5 million for borrowings under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%. As of March 31, 2013, the interest rate was 2.0%.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of March 31, 2013, NuStar Energy’s consolidated debt coverage ratio was 4.3x and the maximum allowed amount was 5.5-to-1.0, as a result of its acquisition of certain crude oil assets from TexStar Midstream Services, LP and certain of its affiliates in December 2012. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of March 31, 2013.

8. COMMITMENTS AND CONTINGENCIES
Contingencies
We are not currently a party to any material legal proceedings and have not recorded any accruals for loss contingencies. NuStar Energy is a party to claims and legal proceedings arising in the ordinary course of its business, which it believes are not material to its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations and ability to pay distributions, which would impact our results of operations and ability to pay distributions.

9. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands):

Balance as of December 31, 2012	$412,822
Net income	11,075
Distributions to unitholders	(23,223)
Other comprehensive income	197
Unit-based compensation	(55)
Balance as of March 31, 2013	$400,816

Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component (in thousands):

	Share of NuStar Energy's Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2012	$(8,743)	$(23,279)	$(32,022)
NuStar Energy other comprehensive loss adjustment	(313)	—	(313)
Net loss reclassified into income:
Amortization of prior service credit (a)	—	(60)	(60)
Amortization of net loss (a)	—	570	570
Other comprehensive (loss) income	(313)	510	197
Balance as of March 31, 2013	$(9,056)	$(22,769)	$(31,825)

(a)	Amounts are reclassified into general and administrative expense and NuStar Energy reimburses NuStar GP, LLC for these employee costs.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.510
Total cash distributions	$23,222	$21,720

On February 19, 2013, we paid a quarterly cash distribution totaling $23.2 million, or $0.545 per unit, related to the fourth quarter of 2012. On April 24, 2013, we announced a quarterly cash distribution of $0.545 per unit related to the first quarter of 2013. This distribution will be paid on May 15, 2013 to unitholders of record on May 6, 2013, and totals $23.2 million.

10. NET INCOME PER UNIT
We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended March 31,
	2013	2012
Basic units outstanding:
Weighted-average number of basic units outstanding	42,605,668	42,574,419
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,605,668	42,574,419
Effect of dilutive securities	—	23,222
Weighted-average number of diluted units outstanding	42,605,668	42,597,641

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2013	2012	2013	2012
	(Thousands of Dollars)
For the three months ended March 31:
Components of net periodic benefit cost:
Service cost	$4,080	$3,904	$293	$315
Interest cost	1,259	1,003	235	244
Expected return on assets	(1,134)	(979)	—	—
Amortization of prior service credit	(10)	(4)	(50)	—
Amortization of net loss	518	348	52	35
Net periodic benefit cost before disposition charge	$4,713	$4,272	$530	$594
Disposition charge (b)	180	—	—	—
Net periodic benefit cost	$4,893	$4,272	$530	$594

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

(b)	Disposition charge relates to NuStar Energy’s sale of its fuels refinery in San Antonio, Texas and related assets on January 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our annual report on Form 10-K for the year ended December 31, 2012, Part I “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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

OVERVIEW
NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly traded Delaware limited liability company. Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of March 31, 2013, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,301,923 common units of NuStar Energy representing a 13.0% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and fuels marketing. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
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
On January 1, 2013, NuStar Energy sold the fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for the periods presented.

On December 13, 2012, NuStar Energy completed its acquisition of the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity.

On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary of NuStar Energy. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Upon closing, NuStar Energy deconsolidated Asphalt JV and started reporting its remaining investment in Asphalt JV using the equity method of accounting.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,
	2013	2012	Change
Equity in earnings of NuStar Energy	$12,144	$11,772	$372
General and administrative expenses	(800)	(857)	57
Other income, net	81	136	(55)
Interest expense, net	(173)	(133)	(40)
Income before income tax (expense) benefit	11,252	10,918	334
Income tax (expense) benefit	(177)	128	(305)
Net income	$11,075	$11,046	$29
Basic and diluted net income per unit	$0.26	$0.26	$—
The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended March 31,
	2013	2012	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$999,710	$1,609,405	$(609,695)
Cost of product sales	752,254	1,354,530	(602,276)
Operating expenses	117,574	125,114	(7,540)
Depreciation and amortization expense	40,428	41,761	(1,333)
Segment operating income	89,454	88,000	1,454
General and administrative expenses	27,494	27,167	327
Other depreciation and amortization expense	2,498	1,814	684
Operating income	$59,462	$59,019	$443

Income from continuing operations	$16,038	$37,952	$(21,914)
Income (loss) from discontinued operations, net of tax	8,366	(11,698)	20,064
Net income	$24,404	$26,254	$(1,850)

Net income per unit applicable to limited partners	$0.17	$0.23	$(0.06)

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $1.9 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to a decrease in earnings of joint ventures and an increase in interest expense. In addition, NuStar Energy recorded income from discontinued operations in 2013, compared to a loss from discontinued operations in 2012, all of which is attributable to the San Antonio Refinery Sale. Segment operating income increased $1.5 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to increased operating income from NuStar Energy’s pipeline segment, offset by decreased operating income from its storage segment. As a result of the Asphalt Sale, NuStar Energy's fuels marketing segment includes the results of the Asphalt Operations for the three months ended March 31, 2012, but not for the three months ended March 31, 2013.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2013	2012	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$276	$331	$(55)
General partner incentive distribution rights (IDR)	10,805	9,816	989
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,081	10,147	934
Limited partner interest in earnings of NuStar Energy	1,784	2,346	(562)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$12,144	$11,772	$372

NuStar Energy’s number of limited partner units outstanding increased for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, resulting from the issuance of units in the third quarter of 2012. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Our equity in earnings related to our limited partner interest in NuStar Energy decreased for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to a decrease in NuStar Energy’s net income per unit applicable to limited partners. The decrease in NuStar Energy’s net income discussed above, combined with its higher number of limited partner units outstanding resulted in a decrease in NuStar Energy’s net income per unit applicable to limited partners.

TRENDS AND OUTLOOK
NuStar Energy expects its operating income for 2013 to be higher than 2012 in each of its three reporting segments.
NuStar Energy’s Storage Segment
NuStar Energy expects its storage segment earnings for the second quarter of 2013 to be less than the first quarter of 2013 and less than the second quarter of 2012. Continued backwardation of the forward pricing curve could result in reduced demand for storage in the markets NuStar Energy serves, thus negatively affecting its earnings.

However, NuStar Energy expects the full-year earnings for 2013 to improve compared to 2012. Expansion projects completed in 2012 and in the first quarter of 2013 at its St. James, Louisiana terminal and its St. Eustatius terminal in the Caribbean as well as the expected completion of a second 70,000 barrel per day rail-car offloading facility at its St. James, Louisiana terminal in the fourth quarter should more than offset the impacts of reduced demand at some of its terminals.
NuStar Energy’s Pipeline Segment
NuStar Energy expects earnings for the pipeline segment (formerly known as the transportation segment) to continue to improve throughout the year. Results for the second quarter and full year of 2013 should exceed the comparable periods of 2012 mainly due to higher throughputs resulting from its Eagle Ford Shale projects and from its TexStar Asset Acquisition. Within the Eagle Ford Shale, NuStar Energy expects to complete projects in the third and fourth quarter of 2013 that should significantly increase throughputs and improve its earnings.

For the full-year 2013, NuStar Energy expects earnings for the pipeline segment to be higher than 2012.  NuStar Energy expects crude oil pipeline throughputs to increase in 2013 as a result of the Eagle Ford Shale projects completed in 2012 and the December 2012 TexStar Asset Acquisition, as well as from an additional Eagle Ford Shale project it should complete in the third quarter of 2013. These increased throughputs and the benefits from its TexStar Asset Acquisition should contribute to higher earnings.

NuStar Energy’s Fuels Marketing Segment
In 2013, in order to better reflect the current operations of this segment, NuStar Energy renamed it the “Fuels Marketing Segment.”  NuStar Energy believes this name is a more accurate description of the operations that remain after its deconsolidation of the Asphalt Operations in the third quarter of 2012 and the January 2013 sale of the San Antonio Refinery.
The second quarter of 2013 will continue to present challenges, but NuStar Energy expects 2013 results for the fuels marketing operations to be higher than the results for 2012, primarily due to higher projected earnings from heavy fuel oil and bunker fuel marketing.  However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what NuStar Energy currently forecasts.

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

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095
Total cash distributions by NuStar Energy to all partners	$98,051	$89,076
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,782
General partner incentive distribution	10,805	9,816
Limited partner interest – common units	11,280	11,211
Total cash distributions to us	$24,046	$22,809
Distributions to us as a percentage of total cash distributions	24.5%	25.6%
Cash Flows for the Three Months Ended March 31, 2013 and March 31, 2012
Cash distributions received from NuStar Energy for the three months ended March 31, 2013 were $24.1 million compared to $22.9 million for the three months ended March 31, 2012. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $23.2 million for the three months ended March 31, 2013, compared to $21.7 million for the three months ended March 31, 2012. We also used excess cash to repay $1.5 million on our revolving credit facility for the three months ended March 31, 2013.
Credit Facility
Our 364-day revolving credit agreement dated June 29, 2012, matures on June 28, 2013 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2012 Credit Facility). For the three months ended March 31, 2013, we repaid $1.5 million under the 2012 Credit Facility. As of March 31, 2013, we had outstanding borrowings of $18.5 million and availability of $21.5 million for borrowings under the 2012 Credit Facility. Interest on the 2012 Credit Facility is based upon, at our option, either an alternative base rate plus 0.75% or a LIBOR-based rate plus 1.75%. As of March 31, 2013, the interest rate was 2.0%.

The terms of the 2012 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, consisting of any period of four consecutive quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of March 31, 2013, NuStar Energy's consolidated debt coverage ratio was 4.3x and the maximum allowed amount was 5.5-to-1.0, as a result of its acquisition of certain crude oil assets from TexStar Midstream Services, LP and certain of its affiliates in December 2012. We are also required to receive cash distributions of at least $50.0 million in respect of our ownership interests in NuStar Energy for the preceding four fiscal quarters ending on the last day of each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2012 Credit Facility as of March 31, 2013.

We are in discussions with lenders to renew or replace the 2012 Credit Facility.
Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.510
Total cash distributions	$23,222	$21,720
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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
May 8, 2013

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President and Chief Financial Officer
May 8, 2013

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
May 8, 2013