Form 10-Q
period 2013-06-30
NuStar GP Holdings, LLC
filed 2013-08-07
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2013 was 42,628,563.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,053	$2,597
Receivable from related parties	11,259	7,870
Income tax receivable	2,444	2,450
Other receivables	—	147
Deferred income tax assets, net	103	928
Other current assets	267	248
Total current assets	16,126	14,240
Investment in NuStar Energy L.P.	440,540	464,981
Long-term receivable from related party	26,736	18,071
Deferred income tax assets, net	20,955	20,424
Total assets	$504,357	$517,716
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$18,500	$20,000
Accounts payable	376	1,002
Accrued compensation expense	18,561	14,968
Accrued liabilities	352	429
Taxes other than income tax	526	1,399
Total current liabilities	38,315	37,798
Long-term liabilities	75,345	67,096
Commitments and contingencies (Note 8)
Members’ equity	422,433	444,844
Accumulated other comprehensive loss	(31,736)	(32,022)
Total members’ equity	390,697	412,822
Total liabilities and members’ equity	$504,357	$517,716
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in earnings (loss) of NuStar Energy L.P.	$13,417	$(32,428)	$25,561	$(20,656)
General and administrative expenses	(618)	(795)	(1,418)	(1,652)
Other income (expense), net	18	(30)	99	106
Interest expense, net	(170)	(151)	(343)	(284)
Income (loss) before income tax (expense) benefit	12,647	(33,404)	23,899	(22,486)
Income tax (expense) benefit	(88)	196	(265)	324
Net income (loss)	$12,559	$(33,208)	$23,634	$(22,162)
Comprehensive income (loss)	$12,648	$(33,953)	$23,920	$(28,667)
Basic and diluted net income (loss) per unit	$0.29	$(0.78)	$0.55	$(0.52)
Weighted-average number of basic units outstanding	42,618,376	42,575,563	42,612,057	42,574,991
Weighted-average number of diluted units outstanding	42,618,376	42,575,563	42,612,057	42,574,991
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$23,634	$(22,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of NuStar Energy L.P.	(25,561)	20,656
Distributions of equity in earnings from NuStar Energy L.P.	25,561	—
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(99)	(106)
Provision for deferred income tax	294	733
Changes in current assets and liabilities (Note 6)	49	(11,841)
Increase in long-term receivable from related party	(8,623)	(639)
Increase in long-term liabilities	8,249	9,079
Other, net	91	76
Net cash provided by (used in) operating activities	23,595	(4,204)
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	22,544	45,665
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,262	2,475
Net cash provided by investing activities	23,806	48,140
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	18,500	15,000
Repayment of short-term debt	(20,000)	(16,500)
Distributions to unitholders	(46,445)	(43,428)
Other, net	—	368
Net cash used in financing activities	(47,945)	(44,560)
Net decrease in cash and cash equivalents	(544)	(624)
Cash and cash equivalents at the beginning of the period	2,597	1,354
Cash and cash equivalents at the end of the period	$2,053	$730
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
We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2013, we owned approximately 15.0% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,295,500 common units of NuStar Energy representing a 13.0% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and six months ended June 30, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
New Accounting Pronouncement
Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board further amended the disclosure requirements for the presentation of comprehensive income. The amended guidance requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amended guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. Accordingly, we adopted the amended guidance January 1, 2013, and it did not have a material impact on our disclosures.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. INVESTMENT IN NUSTAR ENERGY

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	June 30, 2013	December 31, 2012
	(Unaudited)
Balance Sheet Information:
Current assets	$620,792	$939,443
Property, plant and equipment, net	3,300,089	3,238,460
Goodwill	948,754	951,024
Other long-term assets, net	543,763	484,162
Total assets	$5,413,398	$5,613,089
Current liabilities	$440,702	$845,971
Long-term debt, less current portion	2,469,062	2,124,582
Other long-term liabilities	63,368	57,541
Total liabilities	2,973,132	3,028,094
NuStar Energy partners’ equity	2,429,132	2,572,384
Noncontrolling interest	11,134	12,611
Total liabilities and partners’ equity	$5,413,398	$5,613,089

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Statement of Comprehensive Income (Loss) Information:
Revenues	$904,196	$1,767,748	$1,903,906	$3,377,153
Operating income (loss)	$74,043	$(204,908)	$133,505	$(145,889)

Income (loss) from continuing operations	$32,266	$(244,466)	$48,304	$(206,514)
Income (loss) from discontinued operations, net of tax	703	(2,344)	9,069	(14,042)
Net income (loss)	$32,969	$(246,810)	$57,373	$(220,556)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	June 30, 2013	December 31, 2012
	(Thousands of Dollars)
NuStar Energy’s total partners’ equity	$2,429,132	$2,572,384
NuStar GP Holdings’ ownership interest in NuStar Energy	15.0%	15.0%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	364,370	385,858
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	76,170	79,123
Investment in NuStar Energy	$440,540	$464,981

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS
We had a receivable from related parties of $11.3 million and $7.9 million, as of June 30, 2013 and December 31, 2012, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for NuStar Energy and for services provided to NuStar Energy’s joint ventures. We also had a long-term receivable of $26.7 million and $18.1 million from related party as of June 30, 2013 and December 31, 2012, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits for NuStar Energy. The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit- based compensation	$46,292	$50,371	$99,197	$108,376
Other expenses	$84	$90	$177	$186

GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2014, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.2 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.
Asphalt JV Services Agreement
On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary of NuStar Energy. NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that we furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV compensates us for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. In the first and second quarters of 2013, Asphalt JV provided written notice to reduce the level of services that we provide to Asphalt JV. The aggregate amounts of the Asphalt JV Services Agreement charged were $2.2 million and $4.7 million for the three and six months ended June 30, 2013, respectively.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY
The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,782	$3,922	$3,564
General partner incentive distribution	10,805	9,816	21,610	19,632
Total general partner distribution	12,766	11,598	25,532	23,196
Limited partner distribution	11,272	11,223	22,552	22,434
Total distributions to NuStar GP Holdings	24,038	22,821	48,084	45,630
Public unitholders’ distributions	74,013	66,255	148,018	132,522
Total cash distributions	$98,051	$89,076	$196,102	$178,152
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

On May 10, 2013, NuStar Energy paid a quarterly cash distribution totaling $98.1 million, or $1.095 per unit, related to the first quarter of 2013. On July 26, 2013, NuStar Energy announced a quarterly cash distribution of $1.095 per unit related to the second quarter of 2013. This distribution will be paid on August 9, 2013 to unitholders of record on August 5, 2013 and will total $98.1 million.

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
The following liabilities are measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$13,654	$—	$—	$13,654
NuStar Energy unit options	—	152	—	152
Total	$13,654	$152	$—	$13,806

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$10,376	$—	$—	$10,376
NuStar Energy unit options	—	70	—	70
Total	$10,376	$70	$—	$10,446

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	June 30, 2013	December 31, 2012
Expected life in years	6.5	6.5
Expected volatility	23.2%	22.4%
Expected distribution yield	9.6%	10.3%
Risk-free interest rate	0.2%	0.2%

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts. The fair value of our debt would fall in Level 2 of the fair value hierarchy.

6. STATEMENTS OF CASH FLOWS
Changes in current assets and liabilities were as follows:

	Six Months Ended June 30,
	2013	2012
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(2,011)	$(9,866)
Income tax receivable	6	(1,037)
Other receivables	147	(558)
Other current assets	(110)	(145)
Increase (decrease) in current liabilities:
Accounts payable	(626)	190
Accrued compensation expense	3,593	701
Accrued liabilities	(77)	(148)
Taxes other than income tax	(873)	(978)
Changes in current assets and liabilities	$49	$(11,841)
Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2013	2012
	(Thousands of Dollars)
Cash paid for interest	$246	$240
Cash refunded for income tax	$(35)	$(20)

7. CREDIT FACILITY
On June 28, 2013, we entered into a 364-day revolving credit agreement that matures on June 27, 2014 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All outstanding borrowings under the previous 364-day revolving credit facility that was set to mature on June 28, 2013, were paid off with proceeds from the 2013 Credit Facility on June 28, 2013. As of June 30, 2013, we had outstanding borrowings of $18.5 million and availability of $21.5 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate plus 1.00% or a LIBOR-based rate plus 2.00%. As of June 30, 2013, the interest rate was 2.3%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of June 30, 2013, NuStar Energy’s consolidated debt coverage ratio was 4.3x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of June 30, 2013.

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

9. MEMBERS’ EQUITY
The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2012	$412,822
Net income	23,634
Distributions to unitholders	(46,445)
Other comprehensive income	286
Unit-based compensation	400
Balance as of June 30, 2013	$390,697

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Loss
The following tables present changes in accumulated other comprehensive loss by component:

	Three Months Ended June 30, 2013
	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
	(Thousands of Dollars)
Beginning Balance	$(9,056)	$(22,769)	$(31,825)
NuStar Energy other comprehensive loss adjustment	(421)	—	(421)
Net loss reclassified into income:
Amortization of prior service credit	—	(60)	(60)
Amortization of net loss	—	570	570
Other comprehensive (loss) income	(421)	510	89
Ending Balance	$(9,477)	$(22,259)	$(31,736)

	Six Months Ended June 30, 2013
	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
	(Thousands of Dollars)
Beginning Balance	$(8,743)	$(23,279)	$(32,022)
NuStar Energy other comprehensive loss adjustment	(734)	—	(734)
Net loss reclassified into income:
Amortization of prior service credit	—	(120)	(120)
Amortization of net loss	—	1,140	1,140
Other comprehensive (loss) income	(734)	1,020	286
Ending Balance	$(9,477)	$(22,259)	$(31,736)

We recognized the net loss reclassified into income as general and administrative expense. NuStar Energy reimburses NuStar GP, LLC for these employee costs.

Cash Distributions
The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.510	$1.090	$1.020
Total cash distributions	$23,236	$21,713	$46,458	$43,433

On May 15, 2013, we paid a quarterly cash distribution totaling $23.2 million, or $0.545 per unit, related to the first quarter of 2013. On July 26, 2013, we announced a quarterly cash distribution of $0.545 per unit related to the second quarter of 2013. This distribution will be paid on August 14, 2013 to unitholders of record on August 5, 2013, and totals $23.2 million.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. NET INCOME (LOSS) PER UNIT
We treat restricted units granted under our long-term incentive plan as participating securities in computing net income (loss) per unit pursuant to the two-class method. The computation of diluted net income (loss) per unit for the three and six months ended June 30, 2013 and 2012 excludes the outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. Outstanding options to purchase NuStar GP Holdings units totaled 289,100 and 300,766 for the three and six months ended June 30, 2013 and 2012.

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2013	2012	2013	2012
	(Thousands of Dollars)
For the three months ended June 30:
Components of net periodic benefit cost:
Service cost	$4,080	$3,904	$293	$315
Interest cost	1,259	1,003	235	244
Expected return on assets	(1,134)	(979)	—	—
Amortization of prior service credit	(10)	(4)	(50)	—
Amortization of net loss	518	348	52	35
Net periodic benefit cost	$4,713	$4,272	$530	$594

For the six months ended June 30:
Components of net periodic benefit cost:
Service cost	$8,160	$7,808	$586	$630
Interest cost	2,518	2,006	470	488
Expected return on assets	(2,268)	(1,958)	—	—
Amortization of prior service credit	(20)	(8)	(100)	—
Amortization of net loss	1,036	696	104	70
Net periodic benefit cost before disposition charge	$9,426	$8,544	$1,060	$1,188
Disposition charge (b)	180	—	—	—
Net periodic benefit cost	$9,606	$8,544	$1,060	$1,188

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

(b)	Disposition charge relates to NuStar Energy’s sale of its fuels refinery in San Antonio, Texas and related assets on January 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A “Risk Factors,” as updated by the risk factors disclosed in Part II, Item 1A of this Form 10-Q, as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of June 30, 2013, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,295,500 common units of NuStar Energy representing a 13.0% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
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
On January 1, 2013, NuStar Energy sold the fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented.

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

On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary of NuStar Energy. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy (collectively, the Asphalt Operations). Upon closing, NuStar Energy deconsolidated Asphalt JV and started reporting its remaining investment in Asphalt JV using the equity method of accounting.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2013	2012	Change
Equity in earnings (loss) of NuStar Energy	$13,417	$(32,428)	$45,845
General and administrative expenses	(618)	(795)	177
Other income (expense), net	18	(30)	48
Interest expense, net	(170)	(151)	(19)
Income (loss) before income tax (expense) benefit	12,647	(33,404)	46,051
Income tax (expense) benefit	(88)	196	(284)
Net income (loss)	$12,559	$(33,208)	$45,767
Basic and diluted net income (loss) per unit	$0.29	$(0.78)	$1.07
The following table summarizes NuStar Energy’s statement of comprehensive income (loss) data:

	Three Months Ended June 30,
	2013	2012	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$904,196	$1,767,748	$(863,552)
Cost of product sales	648,766	1,528,059	(879,293)
Operating expenses	115,072	134,497	(19,425)
Depreciation and amortization expense	44,063	41,887	2,176
Asset and goodwill impairment loss	—	268,483	(268,483)
Segment operating income (loss)	96,295	(205,178)	301,473
General and administrative expenses	19,653	23,134	(3,481)
Other depreciation and amortization expense	2,599	2,039	560
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Operating income (loss)	$74,043	$(204,908)	$278,951

Income (loss) from continuing operations	$32,266	$(244,466)	$276,732
Income (loss) from discontinued operations, net of tax	703	(2,344)	3,047
Net income (loss)	$32,969	$(246,810)	$279,779

Net income (loss) per unit applicable to limited partners	$0.28	$(3.56)	$3.84

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income increased $279.8 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to an operating loss of $290.9 million in the fuels marketing segment for the three months ended June 30, 2012. The operating loss of the fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of NuStar Energy’s asphalt operations. In addition, as a result of the Asphalt Sale, the fuels marketing segment includes the results of the Asphalt Operations for the three months ended June 30, 2012, but not for the three months ended June 30, 2013.
Equity in earnings (loss) of NuStar Energy
The following table summarizes our equity in earnings (loss) of NuStar Energy:

	Three Months Ended June 30,
	2013	2012	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings (Loss) of NuStar Energy:
General partner interest	$446	$(5,131)	$5,577
General partner incentive distribution rights (IDR)	10,805	9,816	989
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,251	4,685	6,566
Limited partner interest in earnings of NuStar Energy	2,887	(36,392)	39,279
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings (loss) of NuStar Energy	$13,417	$(32,428)	$45,845

For the three months ended June 30, 2013, NuStar Energy reported a net income per unit applicable to limited partners of $0.28, compared to a net loss of $3.56 per unit for the three months ended June 30, 2012. As our results related to both our general and limited partner interests are based on NuStar Energy’s results, we reported equity in earnings related to our general and limited partner interests for the three months ended June 30, 2013, compared to equity in loss for the three months ended June 30, 2012.

NuStar Energy’s number of limited partner units outstanding increased for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, resulting from the issuance of units in the third quarter of 2012. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,
	2013	2012	Change
Equity in earnings (loss) of NuStar Energy	$25,561	$(20,656)	$46,217
General and administrative expenses	(1,418)	(1,652)	234
Other income, net	99	106	(7)
Interest expense, net	(343)	(284)	(59)
Income (loss) before income tax (expense) benefit	23,899	(22,486)	46,385
Income tax (expense) benefit	(265)	324	(589)
Net income (loss)	$23,634	$(22,162)	$45,796
Basic and diluted net income (loss) per unit	$0.55	$(0.52)	$1.07

The following table summarizes NuStar Energy’s statement of comprehensive income (loss) data:

	Six Months Ended June 30,
	2013	2012	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,903,906	$3,377,153	$(1,473,247)
Cost of product sales	1,401,020	2,882,589	(1,481,569)
Operating expenses	232,646	259,611	(26,965)
Depreciation and amortization expense	84,491	83,648	843
Asset and goodwill impairment loss	—	268,483	(268,483)
Segment operating income (loss)	185,749	(117,178)	302,927
General and administrative expenses	47,147	50,301	(3,154)
Other depreciation and amortization expense	5,097	3,853	1,244
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Operating income (loss)	$133,505	$(145,889)	$279,394

Income (loss) from continuing operations	$48,304	$(206,514)	$254,818
Income (loss) from discontinued operations, net of tax	9,069	(14,042)	23,111
Net income (loss)	$57,373	$(220,556)	$277,929

Net income (loss) per unit applicable to limited partners	$0.45	$(3.33)	$3.78

Cash distributions per unit applicable to limited partners	$2.190	$2.190	$—

NuStar Energy’s net income increased $277.9 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to an operating loss of $296.3 million in its fuels marketing segment for the six months ended June 30, 2012. The operating loss of NuStar Energy’s fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of its asphalt operations. In addition, as a result of the Asphalt Sale, NuStar Energy’s fuels marketing segment includes the results of its Asphalt Operations for the six months ended June 30, 2012, but not for the six months ended June 30, 2013.

Equity in earnings (loss) of NuStar Energy
The following table summarizes our equity in earnings (loss) of NuStar Energy:

	Six Months Ended June 30,
	2013	2012	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings (Loss) of NuStar Energy:
General partner interest	$722	$(4,800)	$5,522
General partner incentive distribution rights (IDR)	21,610	19,632	1,978
General partner’s interest in earnings and incentive distributions of NuStar Energy	22,332	14,832	7,500
Limited partner interest in earnings (loss) of NuStar Energy	4,671	(34,046)	38,717
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—
Equity in earnings (loss) of NuStar Energy	$25,561	$(20,656)	$46,217

For the six months ended June 30, 2013, NuStar Energy reported a net income per unit applicable to limited partners of $0.45, compared to a net loss of $3.33 per unit for the six months ended June 30, 2012. As our results related to both our general and limited partner interests are based on NuStar Energy’s results, we reported equity in earnings related to our general and limited partner interests for the six months ended June 30, 2013, compared to equity in loss for the six months ended June 30, 2012.

NuStar Energy’s number of limited partner units outstanding increased for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, resulting from the issuance of units in the third quarter of 2012. That increase resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

TRENDS AND OUTLOOK
NuStar Energy’s Storage Segment
NuStar Energy expects its storage segment earnings for the third quarter of 2013 to be less than the second quarter of 2013 and less than the third quarter of 2012. Continued backwardation of the forward pricing curve has resulted in reduced demand for storage at certain of NuStar Energy’s terminal locations. The reduced demand is putting downward pressure on storage rates in certain markets as some of NuStar Energy’s storage contracts come up for renewal, thus negatively affecting its earnings.

Expansion projects completed in 2012 and in the first quarter of 2013 at NuStar Energy’s St. James, Louisiana terminal and its St. Eustatius terminal in the Caribbean, as well as the expected completion of a second rail-car offloading facility at its St. James, Louisiana terminal in the fourth quarter should offset the impacts of reduced demand at some of NuStar Energy’s terminals. NuStar Energy expects the full-year earnings for 2013 to be comparable to 2012.
NuStar Energy’s Pipeline Segment
NuStar Energy expects earnings for the pipeline segment to continue to improve throughout the year. Results for the third and fourth quarter and full year of 2013 should exceed the comparable periods of 2012, mainly due to higher throughputs resulting from NuStar Energy’s Eagle Ford Shale projects completed in 2012 and from its December 2012 TexStar Asset Acquisition.

During the third and fourth quarter of 2013, NuStar Energy expects to complete additional projects in the Eagle Ford Shale region that should continue to increase throughputs and improve its earnings. These increased throughputs, coupled with the July 1, 2013 tariff increase on NuStar Energy’s pipelines regulated by the Federal Energy Regulatory Commission, should contribute to higher earnings.
NuStar Energy’s Fuels Marketing Segment
Although NuStar Energy continues to experience challenges in its fuels marketing segment, NuStar Energy expects improved performance in the second half of 2013. In addition, NuStar Energy expects full year 2013 results for the fuels marketing segment to be higher than the results for 2012, primarily due to the sale of the Asphalt Operations and higher projected earnings from heavy fuel oil and bunker fuel marketing.  However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what NuStar Energy currently forecasts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095	$2.190	$2.190
Total cash distributions by NuStar Energy to all partners	$98,051	$89,076	$196,102	$178,152
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,782	$3,922	$3,564
General partner incentive distribution	10,805	9,816	21,610	19,632
Limited partner interest – common units	11,272	11,223	22,552	22,434
Total cash distributions to us	$24,038	$22,821	$48,084	$45,630
Distributions to us as a percentage of total cash distributions	24.5%	25.6%	24.5%	25.6%
Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012
Cash distributions received from NuStar Energy for the six months ended June 30, 2013 were $48.1 million compared to $45.7 million for the six months ended June 30, 2012. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $46.4 million for the six months ended June 30, 2013, compared to $43.4 million for the six months ended June 30, 2012. We also used excess cash to repay $1.5 million on our revolving credit facility for the for the six months ended June 30, 2013.
Credit Facility
On June 28, 2013, we entered into a 364-day revolving credit agreement that matures on June 27, 2014 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk also pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.
All outstanding borrowings under the previous 364-day revolving credit facility that was set to mature on June 28, 2013, were paid off with proceeds from the 2013 Credit Facility on June 28, 2013. As of June 30, 2013, we had outstanding borrowings of $18.5 million and availability of $21.5 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate plus 1.00% or a LIBOR-based rate plus 2.00%. As of June 30, 2013, the interest rate was 2.3%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of June 30, 2013, NuStar Energy’s consolidated debt coverage ratio was 4.3x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of June 30, 2013.
Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. The table set forth below shows our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.510	$1.090	$1.020
Total cash distributions	$23,236	$21,713	$46,458	$43,433
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 1A. Risk Factors

Except as set forth below, there have been no changes in or additions to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. The information contained in this Item 1A updates, and should be read in conjunction with, related information set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, in addition to the unaudited interim consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.
RISKS INHERENT IN AN INVESTMENT IN US
Our only cash generating assets are our ownership interests in NuStar Energy. Our cash flow and ability to make distributions at current levels is therefore completely dependent upon the ability of NuStar Energy to make cash distributions at its current levels to its partners, including us. If NuStar Energy does not make cash distributions at its current levels or reduces the level of cash distributions to its partners, we may not have sufficient cash to pay distributions at our current levels.
Our operating cash flow is currently completely dependent upon NuStar Energy making cash distributions at current levels to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

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
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of June 30, 2013, we own a 13.0% limited partner interest in NuStar Energy, and the public unitholders own 85.0%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the 2% general partner interest and incentive distribution rights had we retained them.
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
Restrictions in our credit facility limit our ability to make distributions to our unitholders; credit facility matures in June 2014.
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
Our revolving credit facility matures in June 2014. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it at substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.
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
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 18.8% of our outstanding units.
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
If in the future we cease to manage NuStar Energy, we may be deemed to be an investment company under the Investment Company Act of 1940, which would cause us either to have to register as an investment company, obtain exemptive relief from the Securities and Exchange Commission (the SEC), or modify our organizational structure or our contract rights.
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

RISKS RELATED TO NUSTAR ENERGY’S BUSINESS
Reduced demand for refined products could affect NuStar Energy’s results of operations and ability to make distributions to its partners at current levels, including us.
Any sustained decrease in demand for refined products in the markets served by NuStar Energy’s pipelines, terminals or fuels marketing operations could result in a significant reduction in throughputs in its pipelines, storage in its terminals or earnings in its fuels marketing operations, which would reduce NuStar Energy’s cash flow and its ability to make distributions at current levels to its partners, including us. Factors that could lead to a decrease in market demand include:

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
A decrease in lease renewals or throughputs in NuStar Energy’s assets would cause NuStar Energy’s revenues to decline and could adversely affect NuStar Energy’s ability to make cash distributions at current levels to its unitholders, including us. Such a decrease could result from a customer’s failure to renew a lease, a temporary or permanent decline in the amount of crude oil or refined products stored at and transported from the refineries NuStar Energy serves or construction by NuStar Energy’s competitors of new transportation or storage assets in the markets it serves. Factors that could result in such a decline include:

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

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	non-performance by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.

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
NuStar Energy may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of NuStar Energy’s insurance policies have increased substantially and could escalate further. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, NuStar Energy’s insurance carriers require broad exclusions for losses due to terrorist acts. If NuStar Energy were to incur a significant liability for which it is not fully insured, such a liability could have a material adverse effect on NuStar Energy’s financial position and its ability to make distributions at current levels to its unitholders, including us, and to meet its debt service requirements.
The price volatility of crude oil and refined products can reduce NuStar Energy’s revenues and ability to make distributions to its unitholders, including us.
Revenues associated with NuStar Energy’s fuels marketing operations result primarily from blending and trading operations and fuel oil sales. NuStar Energy also maintains product inventory related to these activities. The price and market value of crude oil and refined products is volatile. NuStar Energy’s revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of NuStar Energy’s inventory. Conversely, during periods of increasing petroleum product prices, its revenues may be adversely affected because of the increased costs associated with obtaining its inventory. Future price volatility could have an adverse impact on NuStar Energy’s results of operations, cash flow and ability to make distributions to its unitholders, including us.
NuStar Energy’s marketing and trading of crude oil and refined products may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies could result in significant financial losses.
In order to manage NuStar Energy’s exposure to commodity price fluctuations associated with its fuels marketing segment, NuStar Energy may engage in crude oil and refined product hedges. As a result, NuStar Energy’s marketing and trading of crude oil and refined products may expose NuStar Energy to price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk. NuStar Energy may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, NuStar Energy’s marketing and trading activities, including any hedging activities, may cause volatility in NuStar Energy’s earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.
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
NuStar Energy is subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide NuStar Energy with products or services could result in higher costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to any of NuStar Energy’s outstanding interest rate or commodity derivatives could expose NuStar Energy to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of its customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. Any substantial increase in the nonpayment and nonperformance by NuStar Energy’s customers, vendors or counterparties could have a material adverse effect on its results of operations, cash flows and ability to make distributions to its unitholders, including us.
NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, downgrades of its credit ratings, restrictions in its debt agreements, disruptions in the financial markets, significant working capital needs and Asphalt JV’s working capital needs.
As of June 30, 2013, NuStar Energy’s consolidated debt was $2.5 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. The ratings of NuStar Logistics, L.P. (NuStar Logistics) were recently downgraded to Ba1 by Moody’s Investor Service Inc. (Moody’s), BB+ by Standard & Poor’s Ratings Services (S&P) and BB by Fitch, Inc., all with a stable outlook. As a result of the S&P and Moody’s downgrades, interest rates on borrowings under NuStar Energy’s five-year revolving credit agreement (the 2012 Revolving Credit Agreement), its 7.65% senior notes due 2018 and NuStar Terminals Limited’s £21 million term loan due December 10, 2013 have increased. NuStar Energy may also be required to post cash collateral under certain of its hedging arrangements, which it expects to fund with borrowings under its 2012 Revolving Credit Agreement. Any future downgrade could result in additional increases to the interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018, significantly increase NuStar Energy’s capital costs and adversely affect its ability to raise capital in the future.
NuStar Energy’s 2012 Revolving Credit Agreement contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, NuStar Energy maintains a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2012 Revolving Credit Agreement will result in a default under the terms of this credit agreement and could result in acceleration of this and possibly other indebtedness.
Debt service obligations, restrictive covenants in NuStar Energy’s credit facilities and the indentures governing its outstanding senior and subordinated notes and maturities resulting from this leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions and fund other capital needs and its ability to pay cash distributions to its unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us.
If NuStar Energy’s lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the 2012 Revolving Credit Agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions at current levels to its unitholders, including us. Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

Asphalt JV requires significant amounts of working capital to conduct its business. NuStar Logistics agreed to provide an unsecured credit facility to Asphalt JV (the NuStar Facility) to fund working capital loans to Asphalt JV in an aggregate principal amount not to exceed $250 million. Under the NuStar Facility, NuStar Energy also agreed to provide guarantees or credit support, as applicable, of up to $150 million under operating contracts related to Asphalt JV’s operations (the Credit Support). Since NuStar Energy’s sale of 50% of the business in September 2012, Asphalt JV has generated significant losses. While its working capital needs have not yet exceeded the limits of its funding sources, Asphalt JV’s losses may continue and contribute to working capital needs in excess of those limits. If this occurs, NuStar Energy may choose to fund all or a portion of that shortfall; however, if the shortfall NuStar Energy chooses to fund were to exceed the funds available to it under the terms of its 2012 Revolving Credit Agreement, then it may seek additional sources of capital, which may not be available or available on commercially reasonable terms, and its ability to pay cash distributions at current levels may be undermined.

NuStar Energy may become liable as a result of its financing arrangements and guarantees of Asphalt JV.
Asphalt JV entered into a third-party asset-based revolving credit facility (ABL Facility), as well as the NuStar Facility, including the Credit Support described above. In the event that Asphalt JV defaults on any of its obligations under the NuStar Facility, NuStar Energy would have available only those measures available to an unsecured creditor with the rights and limitations provided in the NuStar Facility, and, to the extent provided in the agreements, the ABL Facility lenders would be senior to those rights. In the event of a default on any of the obligations underlying the Credit Support, NuStar Energy would be responsible for Asphalt JV’s liabilities for the default and have only the rights of repayment associated with that instrument. In either scenario, the liability imposed on NuStar Energy may have an adverse impact on its financial condition, results of operations and ability to pay distributions to its unitholders at current levels.

The Crude Oil Sales Agreement (the CSA) with Petróleos de Venezuela S.A. (PDVSA), the national oil company of Venezuela, Presents Potential Supply Risks To NuStar Energy.
If Asphalt JV were to become insolvent or could not pay its debts when due, and it stopped purchasing crude oil nominated under the CSA (the PDVSA Crude), NuStar Energy would continue to be obligated to purchase the PDVSA Crude at the contractually specified volumes, which would increase its working capital requirements significantly.  While NuStar Energy does not believe that it is likely that this will occur, if it did, this would have a material adverse effect on NuStar Energy’s financial condition, results of operations and ability to pay distributions at current levels to its unitholders.
Asphalt JV’s asphalt refinery is currently utilizing PDVSA Crude, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt supply of PDVSA Crude, which could increase Asphalt JV’s working capital requirements.
Asphalt JV currently purchases PDVSA Crude, nominated by NuStar Energy under the CSA, for its refinery. OPEC cuts, coupled with Venezuela’s ongoing political, economic and social turmoil, could have a severe impact on PDVSA’s production or delivery of crude oil. If the market price for alternative crude is substantially higher than the price of the PDVSA Crude, then a major disruption of Asphalt JV’s supply of crude oil from Venezuela could result in Asphalt JV having substantially greater working capital needs, which could have a material adverse impact on its financial condition and ability to meet its obligations.

Asphalt JV, as well as the agreements related to or contemplated thereby, present a number of challenges that could have a negative impact on NuStar Energy’s financial condition, results of operations and ability to pay distributions to its unitholders at current levels.
Asphalt JV may present any or all of the financial, managerial and operational challenges typically associated with joint venture arrangements, including the possibility of disputes with or actions by joint venture partners that cause delays, liabilities or contingencies. Differences in views among the venture partners may result in delayed decisions or in failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve NuStar Energy’s best interest or that of the joint venture. Accordingly, delayed decisions and failures to agree can potentially adversely affect the business and operations of the joint venture and in turn NuStar Energy’s business and operations. From time to time, Asphalt JV may be involved in disputes or legal proceedings which, although not involving a loss contingency to NuStar Energy, may nonetheless have the potential to negatively affect its investment. The joint venture agreement for Asphalt JV provides NuStar Energy’s joint venture partner with a distribution preference that may prevent NuStar Energy from receiving any distributions related to its 50% ownership interest in Asphalt JV.
Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.
NuStar Energy has significant exposure to increases in interest rates. As of June 30, 2013, NuStar Energy had approximately $2.5 billion of consolidated debt, of which $1.5 billion was at fixed interest rates and $1.0 billion was at variable interest rates. In addition, ratings downgrades on NuStar Energy’s existing indebtedness have caused interest rates under its 2012 Revolving Credit Agreement and its senior notes due 2018 to increase effective January 2013, and future downgrades may cause such interest rates to increase further. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
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
NuStar Energy may have liabilities from its assets that pre-exist NuStar Energy’s acquisition of those assets, but that may not be covered by indemnification rights NuStar Energy may have against the sellers of the assets.
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
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the Environmental Protection Agency (the EPA) issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the United States or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of its operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions and administer and manage a greenhouse gas emissions program. NuStar Energy may be unable to recover any such lost revenues or increased costs in the rates it charges its customers, and any such recovery may depend on events beyond NuStar Energy’s control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (the FERC) and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate control initiatives could have adverse effects on its business, financial position, results of operations and prospects.

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
If NuStar Energy were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions at current levels to its unitholders, including us, and its ability to meet its debt service requirements.
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
NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy adjusts its rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2014) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions at current levels to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.
Changes to FERC rate-making principles could have an adverse impact on NuStar Energy’s ability to recover the full cost of operating its pipeline facilities and its ability to make distributions at current levels to its unitholders, including us.
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
In December 2006, the FERC issued an order addressing income tax allowance in rates, in which it reaffirmed prior statements regarding its income tax allowance policy, but raised a new issue regarding the implications of the FERC’s policy statement for publicly traded partnerships. The FERC noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, creating an opportunity for those investors to earn additional return, funded by ratepayers. Responding to this concern, the FERC adjusted the equity rate of return of the pipeline at issue downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. Requests for rehearing of the order are currently pending before the FERC.
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
Increases in natural gas and power prices could adversely affect NuStar Energy’s operating expenses and its ability to make distributions at current levels to its unitholders, including us.
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

Item 6.	Exhibits

Exhibit Number	Description

10.01
364-Day Revolving Credit Agreement dated as of June 28, 2013, among NuStar GP Holdings, LLC, as Borrower, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and SunTrust Bank, as Syndication Agent (incorporated by reference to Exhibit 10.01 of NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 3, 2013)

10.02
Amendment to Crude Oil Sales Agreement between PDVSA-Petróleo S.A., NuStar Logistics, L.P. and NuStar Marketing, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

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
August 7, 2013

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President and Chief Financial Officer
August 7, 2013

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
August 7, 2013