Form 10-Q
period 2013-09-30
NuStar GP Holdings, LLC
filed 2013-11-12
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2013 was 42,628,563.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,213	$2,597
Receivable from related parties	20,484	7,870
Income tax receivable	1,565	2,450
Other receivables	—	147
Deferred income tax assets, net	—	928
Other current assets	167	248
Total current assets	23,429	14,240
Investment in NuStar Energy L.P.	430,749	464,981
Long-term receivable from related party	29,637	18,071
Deferred income tax assets, net	20,850	20,424
Total assets	$504,665	$517,716
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$20,000
Accounts payable	479	1,002
Accrued compensation expense	17,026	14,968
Accrued liabilities	405	429
Deferred income tax liabilities, net	49	—
Taxes other than income tax	470	1,399
Total current liabilities	44,429	37,798
Long-term liabilities	78,225	67,096
Commitments and contingencies (Note 8)
Members’ equity	411,281	444,844
Accumulated other comprehensive loss	(29,270)	(32,022)
Total members’ equity	382,011	412,822
Total liabilities and members’ equity	$504,665	$517,716
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity in earnings (loss) of NuStar Energy L.P.	$13,462	$9,185	$39,023	$(11,471)
General and administrative expenses	(941)	(654)	(2,359)	(2,306)
Other (expense) income, net	(9)	10,702	90	10,808
Interest expense, net	(191)	(158)	(534)	(442)
Income (loss) before income tax (expense) benefit	12,321	19,075	36,220	(3,411)
Income tax (expense) benefit	(286)	90	(551)	414
Net income (loss)	$12,035	$19,165	$35,669	$(2,997)
Comprehensive income (loss)	$14,501	$19,225	$38,421	$(9,442)
Basic and diluted net income (loss) per unit	$0.29	$0.45	$0.84	$(0.07)
Weighted-average number of basic units outstanding	42,624,518	42,575,563	42,616,256	42,575,183
Weighted-average number of diluted units outstanding	42,624,518	42,575,563	42,616,256	42,575,183
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$35,669	$(2,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of NuStar Energy L.P.	(39,023)	11,471
Distributions of equity in earnings from NuStar Energy L.P.	39,023	—
Gain related to NuStar Energy L.P.’s issuance of limited partner units	—	(10,689)
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(90)	(119)
Provision (benefit) for deferred income tax	551	(2,364)
Changes in current assets and liabilities (Note 6)	(8,100)	(2,240)
Increase in long-term receivable from related party	(11,503)	(1,502)
Increase in long-term liabilities	11,129	13,591
Other, net	141	121
Net cash provided by operating activities	27,797	5,272
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	33,120	68,473
Investment in NuStar Energy L.P.	—	(14,961)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,380	2,795
Net cash provided by investing activities	34,500	56,307
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	26,000	21,000
Repayment of short-term debt	(20,000)	(16,500)
Distributions to unitholders	(69,681)	(65,141)
Other, net	—	368
Net cash used in financing activities	(63,681)	(60,273)
Net (decrease) increase in cash and cash equivalents	(1,384)	1,306
Cash and cash equivalents as of the beginning of the period	2,597	1,354
Cash and cash equivalents as of the end of the period	$1,213	$2,660
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2013, we owned approximately 15.0% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,292,783 common units of NuStar Energy representing a 13.0% limited partner interest.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and nine months ended September 30, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. INVESTMENT IN NUSTAR ENERGY
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	September 30, 2013	December 31, 2012
	(Unaudited)
Balance Sheet Information:
Current assets	$460,309	$939,443
Property, plant and equipment, net	3,361,850	3,238,460
Goodwill	950,963	951,024
Other non-current assets	469,538	484,162
Total assets	$5,242,660	$5,613,089
Current liabilities	$356,703	$845,971
Long-term debt, less current portion	2,439,696	2,124,582
Other non-current liabilities	65,282	57,541
Total liabilities	2,861,681	3,028,094
NuStar Energy partners’ equity	2,370,574	2,572,384
Noncontrolling interest	10,405	12,611
Total liabilities and partners’ equity	$5,242,660	$5,613,089

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Statement of Comprehensive Income (Loss) Information:
Revenues	$780,010	$1,593,756	$2,683,916	$4,970,909
Operating income (loss)	$65,874	$59,352	$199,379	$(86,537)

Income (loss) from continuing operations	$33,236	$13,965	$81,540	$(192,549)
Income (loss) from discontinued operations, net of tax	—	(9,623)	9,069	(23,665)
Net income (loss)	$33,236	$4,342	$90,609	$(216,214)
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	September 30, 2013	December 31, 2012
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$2,370,574	$2,572,384
NuStar GP Holdings’ ownership interest in NuStar Energy	15.0%	15.0%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	355,586	385,858
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	75,163	79,123
Investment in NuStar Energy	$430,749	$464,981

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS

We had a receivable from related parties of $20.5 million and $7.9 million as of September 30, 2013 and December 31, 2012, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $29.6 million and $18.1 million as of September 30, 2013 and December 31, 2012, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$42,736	$56,067	$141,933	$166,385
Other expenses	$167	$165	$344	$351
GP Services Agreement
NuStar Energy and NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2014, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.4 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million for each of the nine-month periods ended September 30, 2013 and 2012.
Asphalt JV Services Agreement
On September 28, 2012, NuStar Energy sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary of NuStar Energy. NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV compensates us for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. During the nine months ended September 30, 2013, Asphalt JV provided written notice to reduce the level of services that we provide to Asphalt JV which is currently at 63% of the original service level. The aggregate amounts of the Asphalt JV Services Agreement charged were $1.6 million and $6.3 million for the three and nine months ended September 30, 2013, respectively.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,525
General partner incentive distribution	10,805	10,805	32,415	30,437
Total general partner distribution	12,766	12,766	38,298	35,962
Limited partner distribution	11,268	11,374	33,820	33,808
Total distributions to NuStar GP Holdings	24,034	24,140	72,118	69,770
Public unitholders’ distributions	74,017	73,911	222,035	206,433
Total cash distributions	$98,051	$98,051	$294,153	$276,203
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
September 30, 2013 (a)	$1.095	$98,051	November 11, 2013	November 14, 2013
June 30, 2013	$1.095	$98,051	August 5, 2013	August 9, 2013
March 31, 2013	$1.095	$98,051	May 6, 2013	May 10, 2013
December 31, 2012	$1.095	$98,051	February 11, 2013	February 14, 2013

(a)	The distribution was announced on October 31, 2013.

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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following liabilities are measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$12,132	$—	$—	$12,132
NuStar Energy unit options	—	2	—	2
Total	$12,132	$2	$—	$12,134

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$10,376	$—	$—	$10,376
NuStar Energy unit options	—	70	—	70
Total	$10,376	$70	$—	$10,446

The fair value of our accrued compensation expense for NuStar Energy restricted units is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted-average assumptions:

	September 30, 2013	December 31, 2012
Expected life in years	5.9	6.5
Expected volatility	24.1%	22.4%
Expected distribution yield	10.9%	10.3%
Risk-free interest rate	0.1%	0.2%
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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2013	2012
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(9,654)	$(6,586)
Income tax receivable	885	2,619
Other receivables	147	299
Other current assets	(60)	(98)
Increase (decrease) in current liabilities:
Accounts payable	(523)	319
Accrued compensation expense	2,058	1,741
Accrued liabilities	(24)	(23)
Income tax payable	—	249
Taxes other than income tax	(929)	(760)
Changes in current assets and current liabilities	$(8,100)	$(2,240)

Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2013	2012
	(Thousands of Dollars)
Cash paid for interest	$384	$316
Cash refunded for income tax	$(885)	$(918)

7. CREDIT FACILITY
Our 364-day revolving credit agreement dated June 28, 2013 matures on June 27, 2014 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of September 30, 2013, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate plus 1.00% or a LIBOR-based rate plus 2.00%. As of September 30, 2013, the weighted-average interest rate was 2.8%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of September 30, 2013, NuStar Energy’s consolidated debt coverage ratio was 4.3x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of September 30, 2013.

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

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations and ability to pay distributions, which would impact our results of operations and ability to pay distributions.

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2012	$412,822
Net income	35,669
Distributions to unitholders	(69,681)
Other comprehensive income	2,752
Unit-based compensation	449
Balance as of September 30, 2013	$382,011
Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component:

	Nine Months Ended September 30, 2013
	Share of NuStar Energy’s Other Comprehensive (Loss) Income	Pension and Other Postretirement Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
	(Thousands of Dollars)
Beginning Balance	$(8,743)	$(23,279)	$(32,022)
Share of NuStar Energy’s other comprehensive income adjustment	178	—	178
Amounts reclassified from accumulated other comprehensive (loss) income	—	2,574	2,574
Other comprehensive income	178	2,574	2,752
Ending Balance	$(8,565)	$(20,705)	$(29,270)

Amounts reclassified from accumulated other comprehensive (loss) income by component were as follows:

Accumulated Other Comprehensive (Loss) Income Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Statement of Comprehensive Income (Loss) (a)
	(Thousands of Dollars)
Amortization of items related to Pension and Other Postretirement Benefit Plans:
Prior service credit	$(60)	$(180)	General and administrative expenses
Net actuarial loss	570	1,710	General and administrative expenses
Settlement charge	1,044	1,044	General and administrative expenses
Total reclassifications for the period	$1,554	$2,574

(a)	We recognized the net loss reclassified into income as general and administrative expenses. NuStar Energy reimburses us for these employee costs.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.565
Total cash distributions	$23,231	$23,204	$69,689	$66,637

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
September 30, 2013 (a)	$0.545	$23,231	November 11, 2013	November 19, 2013
June 30, 2013	$0.545	$23,236	August 5, 2013	August 14, 2013
March 31, 2013	$0.545	$23,222	May 6, 2013	May 15, 2013
December 31, 2012	$0.545	$23,223	February 11, 2013	February 19, 2013

(a)	The distribution was announced on October 31, 2013.

10. NET INCOME (LOSS) PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income (loss) per unit pursuant to the two-class method. The computation of diluted net income (loss) per unit for the three and nine months ended September 30, 2013 and 2012 excludes the outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. The weighted-average outstanding options to purchase NuStar GP Holdings units totaled 289,100 and 300,766 for the three months ended September 30, 2013 and 2012, respectively and totaled 293,715 and 301,107 for the nine months ended September 30, 2013 and 2012, respectively.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2013	2012	2013	2012
	(Thousands of Dollars)
For the three months ended September 30:
Components of net periodic benefit cost:
Service cost	$4,080	$3,904	$293	$315
Interest cost	1,259	1,003	235	244
Expected return on assets	(1,134)	(979)	—	—
Amortization of prior service credit	(10)	(4)	(50)	—
Amortization of net loss	518	348	52	35
Net periodic benefit cost before other charges	$4,713	$4,272	$530	$594
Other charges (b)	1,044	—	—	—
Net periodic benefit cost	$5,757	$4,272	$530	$594

For the nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$12,240	$11,712	$879	$945
Interest cost	3,777	3,009	705	732
Expected return on assets	(3,402)	(2,937)	—	—
Amortization of prior service credit	(30)	(12)	(150)	—
Amortization of net loss	1,554	1,044	156	105
Net periodic benefit cost before other charges	$14,139	$12,816	$1,590	$1,782
Other charges (b)	1,224	—	—	—
Net periodic benefit cost	$15,363	$12,816	$1,590	$1,782

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

(b)
Other charges include settlement charges for retirees under the excess pension plan in the third quarter of 2013 and a disposition charge related to NuStar Energy’s sale of its fuels refinery in San Antonio, Texas and related assets on January 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A “Risk Factors,” as updated by the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of September 30, 2013, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,292,783 common units of NuStar Energy representing a 13.0% limited partner interest.
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

NuStar Energy’s partnership agreement requires that it distributes all “Available Cash” to its partners each quarter, and this term is defined in its partnership agreement as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by NuStar Energy’s board of directors. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

On January 1, 2013, NuStar Energy sold its fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,
	2013	2012	Change
Equity in earnings of NuStar Energy	$13,462	$9,185	$4,277
General and administrative expenses	(941)	(654)	(287)
Other (expense) income, net	(9)	10,702	(10,711)
Interest expense, net	(191)	(158)	(33)
Income before income tax (expense) benefit	12,321	19,075	(6,754)
Income tax (expense) benefit	(286)	90	(376)
Net income	$12,035	$19,165	$(7,130)
Basic and diluted net income per unit	$0.29	$0.45	$(0.16)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended September 30,
	2013	2012	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$780,010	$1,593,756	$(813,746)
Cost of product sales	527,217	1,329,377	(802,160)
Operating expenses	120,491	142,037	(21,546)
Depreciation and amortization expense	45,066	36,398	8,668
Segment operating income	87,236	85,944	1,292
General and administrative expenses	18,831	24,953	(6,122)
Other depreciation and amortization expense	2,531	1,639	892
Operating income	$65,874	$59,352	$6,522

Income from continuing operations	$33,236	$13,965	$19,271
Income (loss) from discontinued operations, net of tax	—	(9,623)	9,623
Net income	$33,236	$4,342	$28,894

Net income (loss) per unit applicable to limited partners	$0.28	$(0.09)	$0.37

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income increased $28.9 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, mainly due to a $21.6 million loss related to the Asphalt Sale in the third quarter of 2012, and a loss from discontinued operations of $9.6 million in the third quarter of 2012, which is attributable to the San Antonio Refinery Sale.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2013	2012	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$452	$(128)	$580
General partner incentive distribution rights (IDR)	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,257	10,677	580
Limited partner interest in earnings (loss) of NuStar Energy	2,926	(771)	3,697
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$13,462	$9,185	$4,277

For the three months ended September 30, 2013, NuStar Energy reported a net income per unit applicable to limited partners of $0.28, compared to a net loss of $0.09 per unit for the three months ended September 30, 2012. As our results related to both our general and limited partner interests are based on NuStar Energy’s results, we reported equity in earnings related to our general and limited partner interests for the three months ended September 30, 2013, compared to equity in loss for the three months ended September 30, 2012.

Other (expense) income, net
Other (expense) income, net changed for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 due to NuStar Energy’s issuance of 7,130,000 common units in September 2012. This issuance resulted in a gain of $10.7 million in the third quarter of 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,
	2013	2012	Change
Equity in earnings (loss) of NuStar Energy	$39,023	$(11,471)	$50,494
General and administrative expenses	(2,359)	(2,306)	(53)
Other income, net	90	10,808	(10,718)
Interest expense, net	(534)	(442)	(92)
Income (loss) before income tax (expense) benefit	36,220	(3,411)	39,631
Income tax (expense) benefit	(551)	414	(965)
Net income (loss)	$35,669	$(2,997)	$38,666
Basic and diluted net income (loss) per unit	$0.84	$(0.07)	$0.91

The following table summarizes NuStar Energy’s statement of comprehensive income (loss) data:

	Nine Months Ended September 30,
	2013	2012	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$2,683,916	$4,970,909	$(2,286,993)
Cost of product sales	1,928,237	4,211,966	(2,283,729)
Operating expenses	353,137	401,648	(48,511)
Depreciation and amortization expense	129,557	120,046	9,511
Asset and goodwill impairment loss	—	268,483	(268,483)
Segment operating income (loss)	272,985	(31,234)	304,219
General and administrative expenses	65,978	75,254	(9,276)
Other depreciation and amortization expense	7,628	5,492	2,136
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Operating income (loss)	$199,379	$(86,537)	$285,916

Income (loss) from continuing operations	$81,540	$(192,549)	$274,089
Income (loss) from discontinued operations, net of tax	9,069	(23,665)	32,734
Net income (loss)	$90,609	$(216,214)	$306,823

Net income (loss) per unit applicable to limited partners	$0.73	$(3.40)	$4.13

Cash distributions per unit applicable to limited partners	$3.285	$3.285	$—

NuStar Energy’s net income increased $306.8 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to an operating loss of $302.8 million in its fuels marketing segment for the nine months ended September 30, 2012, compared to an operating loss of $7.2 million for the nine months ended September 30, 2013. The operating loss in NuStar Energy’s fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of the Asphalt Operations.
Equity in earnings (loss) of NuStar Energy
The following table summarizes our equity in earnings (loss) of NuStar Energy:

	Nine Months Ended September 30,
	2013	2012	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings (Loss) of NuStar Energy:
General partner interest	$1,174	$(4,928)	$6,102
General partner incentive distribution rights (IDR)	32,415	30,437	1,978
General partner’s interest in earnings and incentive distributions of NuStar Energy	33,589	25,509	8,080
Limited partner interest in earnings (loss) of NuStar Energy	7,597	(34,817)	42,414
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—
Equity in earnings (loss) of NuStar Energy	$39,023	$(11,471)	$50,494

For the nine months ended September 30, 2013, NuStar Energy reported net income per unit applicable to limited partners of $0.73, compared to a net loss of $3.40 per unit for the nine months ended September 30, 2012. As our results related to both our general and limited partner interests are based on NuStar Energy’s results, we reported equity in earnings related to our general and limited partner interests for the nine months ended September 30, 2013, compared to equity in loss for the nine months ended September 30, 2012. NuStar Energy’s issuance of units in the third quarter of 2012 resulted in higher total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Other income, net
Other income, net decreased for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 due to NuStar Energy’s issuance of 7,130,000 common units in September 2012. This issuance resulted in a gain of $10.7 million for the nine months ended September 30, 2012.

TRENDS AND OUTLOOK
We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings. NuStar Energy expects its operating income for the fourth quarter of 2013 to be higher than the fourth quarter of 2012 in each of its three reporting segments.

NuStar Energy’s Storage Segment
In the fourth quarter of 2013, NuStar Energy expects its storage segment to benefit from expansion projects completed in 2012 and in the first quarter of 2013 at its St. James, Louisiana terminal and its St. Eustatius terminal in the Caribbean, as well as the expected completion of a second rail-car offloading facility at its St. James, Louisiana terminal in the fourth quarter of 2013.

However, continued backwardation of the forward pricing curve has resulted in reduced demand for storage at certain of NuStar Energy’s terminal locations. The reduced demand is putting downward pressure on storage rates in certain markets as some of NuStar Energy’s storage contracts come up for renewal, thus negatively affecting its earnings. In addition, the segment was impacted by lower profit sharing on NuStar Energy’s unit train at its St. James, Louisiana terminal due to the narrowing of the LLS to WTI spread. Although NuStar Energy expects earnings for the fourth quarter 2013 to exceed the same period for 2012, the full-year earnings for 2013 are expected to be lower than 2012.

NuStar Energy’s Pipeline Segment
NuStar Energy expects its pipeline segment earnings for the fourth quarter and full year of 2013 to exceed the comparable periods of 2012, mainly due to higher throughputs resulting from its Eagle Ford Shale projects completed in 2012 and from its December 2012 TexStar Asset Acquisition. During the third quarter of 2013, NuStar Energy completed an additional project in the Eagle Ford Shale region that should continue to increase throughputs and improve its earnings. These increased throughputs, coupled with the July 1, 2013 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission, should contribute to higher earnings.

NuStar Energy’s Fuels Marketing Segment
Although NuStar Energy continues to experience challenges in its fuels marketing segment, it expects improved performance in the fourth quarter of 2013 results as compared to 2012, primarily due to higher projected earnings from bunker fuel sales. During the third quarter of 2013, NuStar Energy entered into a new bunker fuel supply agreement, which reduced its working capital requirements and has allowed it to reduce operating costs, both of which are expected to benefit the fourth quarter of 2013. Overall, NuStar Energy expects the full year 2013 results to exceed 2012 due mainly to the sale of the Asphalt Operations in September 2012. However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what NuStar Energy currently forecasts.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The table set forth below shows the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095	$3.285	$3.285
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051	$294,153	$276,203
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961	$5,883	$5,525
General partner incentive distribution	10,805	10,805	32,415	30,437
Limited partner interest – common units	11,268	11,374	33,820	33,808
Total cash distributions to us	$24,034	$24,140	$72,118	$69,770
Distributions to us as a percentage of total cash distributions	24.5%	24.6%	24.5%	25.3%
Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012
Cash distributions received from NuStar Energy for the nine months ended September 30, 2013 were $72.1 million compared to $68.5 million for the nine months ended September 30, 2012. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $69.7 million for the nine months ended September 30, 2013, compared to $65.1 million for the nine months ended September 30, 2012. We borrowed $26.0 million from our revolving credit facility for the nine months ended September 30, 2013, mainly to repay $18.5 million on our previous revolving credit facility and to repay $7.5 million to NuStar Energy.
Credit Facility
Our 364-day revolving credit agreement dated June 28, 2013 matures on June 27, 2014 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of September 30, 2013, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate plus 1.00% or a LIBOR-based rate plus 2.00%. As of September 30, 2013, the weighted-average interest rate was 2.8%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of September 30, 2013, NuStar Energy’s consolidated debt coverage ratio was 4.3x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of September 30, 2013.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.565
Total cash distributions	$23,231	$23,204	$69,689	$66,637
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 5. Other Information

On November 6, 2013, NuStar Energy received written notice from PDVSA-Petróleo S.A. (PDVSA) that it agreed to terminate the CSA, effective January 1, 2014.  The CSA was originally entered into between PDVSA and NuStar Marketing LLC as of March 1, 2008 and was assigned to NuStar Logistics in connection with NuStar Energy’s September 28, 2012 sale of a 50% ownership interest in its asphalt operations.  The CSA originally obligated NuStar Logistics to purchase 75,000 barrels of crude oil per day.  On July 5, 2013 and effective October 1, 2012, the CSA was amended (the Amendment) to reduce the crude oil purchase obligations from 75,000 barrels per day to 30,000 barrels per day.

The foregoing descriptions of the CSA and Amendment are qualified in their entirety by (i) reference to the CSA, which was filed as Exhibit 10.01 to NuStar Energy’s Current Report on Form 8-K filed on March 25, 2008 and (ii) the Amendment, which was filed on August 7, 2013 as Exhibit 10.01 to NuStar Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, each of which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

4.01
Seventh Supplemental Indenture, dated as of August 19, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.3 of NuStar Energy L.P.’s Current Report on Form 8-K filed August 23, 2013)

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
November 12, 2013

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President and Chief Financial Officer
November 12, 2013

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
November 12, 2013