Form 10-K
period 2013-12-31
NuStar GP Holdings, LLC
filed 2014-03-03
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of units held by non-affiliates was approximately $925 million based on the last sales price quoted as of June 28, 2013, the last business day of the registrant’s most recently completed second quarter.
The number of units outstanding as of January 31, 2013 was 42,656,281

PART I
Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 26 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

ITEMS 1., 1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW

NuStar GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Our principal executive offices are located at 19003 IH-10 West, San Antonio, Texas 78257 and our telephone number is (210) 918-2000.

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey. As of December 31, 2013, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,228,945 common units of NuStar Energy representing a 12.9% limited partner interest.

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

Our internet website address is http://www.nustargpholdings.com. Information contained on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website, free of charge, as soon as reasonably practicable after we file or furnish such material (select the “Investors” link, then the “SEC Filings” link). We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees on our internet website free of charge (select “Investors” link, then the “Corporate Governance” link). Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar GP Holdings, LLC, 19003 IH-10 West, San Antonio, Texas 78257.

RECENT DEVELOPMENTS

NuStar Energy’s Divestment of ownership interest in Asphalt JV
On February 26, 2014, NuStar Energy sold its then-remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV), which constitutes all of NuStar Energy’s equity interest in the entity it retained after the first sale in 2012. The purchaser, Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, now owns 100% of Asphalt JV, and NuStar Energy has completed its exit from the asphalt business.

ORGANIZATIONAL STRUCTURE

The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2013:

EMPLOYEES

Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC also provide services to NuStar Energy pursuant to the GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2013, NuStar GP, LLC had 1,221 employees. We believe that NuStar GP, LLC’s relationship with these employees is satisfactory.

ENVIRONMENTAL AND SAFETY REGULATION

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

PROPERTIES

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

RISK FACTORS

RISKS INHERENT IN AN INVESTMENT IN US
Our only cash generating assets are our ownership interests in NuStar Energy. Our cash flow and ability to make distributions at current levels is, therefore, completely dependent upon the ability of NuStar Energy to make cash distributions at current levels to its partners, including us. If NuStar Energy does not make cash distributions at its current levels or reduces the level of cash distributions to its partners, we may not have sufficient cash to pay distributions at our current levels.
Our operating cash flow is currently completely dependent upon NuStar Energy making cash distributions at current levels to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of throughput volumes transported in its pipelines;

•	lease renewals or throughput volumes in its terminals and storage facilities;

•	tariff rates and fees it charges and the returns it realizes for its services;

•	the results of its marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;

•	demand for and supply of crude oil, refined products and anhydrous ammonia;

•	the effect of worldwide energy conservation measures;

•	its operating costs;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	prevailing economic conditions.
In addition, the amount of cash that NuStar Energy will have available for distribution will depend on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	the sources of cash used to fund its acquisitions;

•	its capital expenditures;

•	fluctuations in its working capital needs;

•	its issuances of debt and equity securities; and

•	adjustments in cash reserves made by NuStar Energy’s general partner, in its discretion.
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
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2013, we own a 12.9% limited partner interest in NuStar Energy, and the public unitholders own 85.1%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the 2% general partner interest and incentive distribution rights had we retained them.
NuStar Energy’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate the growth strategy of NuStar Energy. Our board of directors can give this consent without a vote of our unitholders.
We indirectly own NuStar Energy’s general partner, which owns the incentive distribution rights in NuStar Energy that entitle us to receive increasing percentages, up to a maximum of 23%, of any cash distributed by NuStar Energy as it exceeds a distribution of $0.60 per NuStar Energy common unit in any quarter. A substantial portion of the cash flows we receive from NuStar Energy are provided by these incentive distributions. Our limited liability company agreement provides that our board of directors may consent to the elimination, reduction or modification of the incentive distribution rights without our unitholders’ approval if our board determines that the elimination, reduction or modification will not adversely affect our unitholders in any material respect.
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
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 18.9% of our outstanding units.
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
An increase in interest rates may cause the market price of our units to decline.
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
We may issue an unlimited number of additional securities without the consent of our unitholders, which will dilute each unitholder’s ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.
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

NuStar Energy’s unitholders may not have limited liability if a court finds that limited partner actions constitute control of NuStar Energy’s business and may, therefore, become liable for certain of NuStar Energy’s obligations, which may have an impact on the cash we have available to make distributions.
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

•
an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond NuStar Energy’s control, and increases in the price of crude oil may result in a lower demand for refined products that NuStar Energy markets, including fuel oil;

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

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; or

•	non-performance by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
NuStar Energy’s forecasted operating results are also based upon its projections of future market fundamentals that are not within its control, including changes in general economic conditions, availability to its customers of attractively priced alternative solutions for storage, transportation or supplies of crude oil and refined products and overall customer demand.
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
NuStar Energy’s purchase and sale of crude oil and refined products may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies could result in significant financial losses.
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
NuStar Energy is subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide NuStar Energy with products or services could result in higher costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to any of NuStar Energy’s outstanding commodity derivatives could expose NuStar Energy to additional commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of its customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. Any substantial increase in the nonpayment and nonperformance by NuStar Energy’s customers, vendors or counterparties could have a material adverse effect on its results of operations, cash flows and ability to make distributions at current levels to its unitholders, including us.
NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, downgrades of its credit ratings, restrictions in its debt agreements or disruptions in the financial markets.
As of December 31, 2013, NuStar Energy’s consolidated debt was $2.7 billion. Among other things, this significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for NuStar Energy to access the capital markets. The ratings of NuStar Logistics, L.P. (NuStar Logistics) were downgraded to Ba1 (negative outlook) by Moody’s Investor Service Inc. (Moody’s) in January 2013, BB+ (stable outlook) by Standard & Poor’s Ratings Services (S&P) in July 2012 and BB (stable outlook) by Fitch, Inc. in November 2012. As a result of the S&P’s and Moody’s downgrades, interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018 increased. NuStar Energy may also be required to post cash collateral under certain of its hedging arrangements, which it expects to fund with borrowings under its five-year revolving credit agreement (the 2012 Revolving Credit Agreement). Any future downgrade could result in additional increases to the interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018, significantly increasing NuStar Energy’s capital costs and adversely affecting its ability to raise capital in the future.
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
Debt service obligations, restrictive covenants in NuStar Energy’s credit facilities and the indentures governing its outstanding senior and subordinated notes and maturities resulting from this leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions and fund other capital needs and its ability to pay cash distributions at current levels to its unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us. If NuStar Energy’s lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the 2012 Revolving Credit Agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions at current levels to its unitholders, including us. Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

NuStar Energy may become liable as a result of its financing arrangements and guarantees of Asphalt JV.
In connection with the sale of NuStar Energy’s 50% ownership interest in Asphalt JV, NuStar Logistics agreed to convert the existing revolving credit facility with Asphalt JV into a $190 million term loan (the NuStar Facility), which such amount will be reduced to $175 million by December 31, 2014 and then $150 million by September 30, 2015. The NuStar Facility must be repaid in full no later than September 2019; earlier repayment is possible, depending on the amount of excess cash flows (if any) generated by Asphalt JV over the next several years. NuStar Energy also agreed to continue to provide credit support to Asphalt JV in the form of guarantees or letters of credit of up to $150 million (the Credit Support) until February 2016, at which point the amount of Credit Support will begin to decline until the obligation is terminated no later than September 2019.

In addition to the NuStar Facility (which included the Credit Support), Asphalt JV also entered into a third-party asset-based revolving credit facility (ABL Facility). In the event that Asphalt JV defaults on any of its obligations under the NuStar Facility, NuStar Energy would have available only those measures available to an unsecured creditor with the rights and limitations provided in the NuStar Facility, and, to the extent provided in the agreements, the ABL Facility lenders would be senior to those rights. In the event of a default on any of the obligations underlying the Credit Support, NuStar Energy would be responsible for Asphalt JV’s liabilities for the default and have only the rights of repayment associated with that instrument. In either scenario, the liability imposed on NuStar Energy may have an adverse impact on its financial condition, results of operations and ability to pay distributions at current levels to its unitholders, including us.
Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.
NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2013, NuStar Energy had approximately $2.7 billion of consolidated debt, of which $1.8 billion was at fixed interest rates and $0.9 billion was at variable interest rates. In addition, prior ratings downgrades on NuStar Energy’s existing indebtedness caused interest rates under its 2012 Revolving Credit Agreement and its senior notes due 2018 to increase effective January 2013, and future downgrades may cause such interest rates to increase further. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
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
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the Environmental Protection Agency (the EPA) issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the United States or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of its operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions and administer and manage a greenhouse gas emissions program. NuStar Energy may be unable to recover any such lost revenues or increased costs in the rates it charges its customers, and any such recovery may depend on events beyond NuStar Energy’s control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (the FERC) and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate control initiatives could have adverse effects on its business, financial position, results of operations and prospects.

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
NuStar Energy’s operations are subject to federal, state and local laws and regulations, in the U.S. and in the foreign countries in which it operates, relating to environmental protection and operational safety that could require NuStar Energy to make substantial expenditures.
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
In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Court), and on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy.
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
Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2013, NuStar Energy’s power costs equaled approximately $40.1 million, or 8.8% of NuStar Energy’s operating expenses for the year. NuStar Energy uses mainly electric power at its pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions at current levels to its unitholders, including us.
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
The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the IRS) on this matter.
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
In particular, NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to the Shore terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated biphenyls, semi-volatile organics and dioxin/furans. Shore and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. NuStar Energy has agreed to work with more than 90 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.
NuStar Energy is also a party to additional claims and legal proceedings arising in the ordinary course of its business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations, financial position or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with NuStar GP Holdings, LLC
William E. Greehey	77	Chairman of the Board
Bradley C. Barron	48	President, Chief Executive Officer and Director
Mary Rose Brown	57	Executive Vice President and Chief Administrative Officer
Douglas W. Comeau	57	Executive Vice President
Thomas R. Shoaf	55	Executive Vice President and Chief Financial Officer
Amy L. Perry	45	Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary
Karen M. Thompson	46	Senior Vice President, General Counsel-Litigation, Regulatory & Environmental
Jorge A. del Alamo	44	Vice President and Controller
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
Mr. Barron became Chief Executive Officer, President and a Director of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Executive Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC from February 2012 until his promotion in January 2014. From April 2007 to February 2012, he served as a Senior Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC. Mr. Barron also served as Secretary of NuStar GP Holdings and NuStar GP, LLC from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until April 2007 and as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2007 until April 2007. He has been with NuStar GP, LLC since July 2003 and prior to that, was with Valero Energy from January 2001 until July 2003.
Ms. Brown became Executive Vice President and Chief Administrative Officer of NuStar GP Holdings and NuStar GP, LLC in April 2013. She served as Executive Vice President–Administration of NuStar GP Holdings and NuStar GP, LLC from February 2012 until her promotion in April 2013. Ms. Brown served as Senior Vice President–Administration of NuStar GP, LLC from April 2008 through February 2012. She served as Senior Vice President–Corporate Communications of NuStar GP, LLC from April 2007 through April 2008. Prior to her service to NuStar GP, LLC, Ms. Brown served as Senior Vice President–Corporate Communications for Valero Energy from September 1997 to April 2007.
Mr. Comeau became Executive Vice President of NuStar GP Holdings and NuStar GP, LLC in September 2012. He served as Senior Vice President–Corporate Development and Strategic Planning of NuStar GP, LLC from March 2012 until his promotion in September 2012. Prior to his service to NuStar GP, LLC, Mr. Comeau served as Vice President and General Manager of the Benecia Refinery for Valero Energy from August 2003 to March 2012. He served as Vice President-Strategic Capital Review for Valero Energy from January 2001 to August 2003.
Mr. Shoaf became Executive Vice President and Chief Financial Officer of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Senior Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC from February 2012 until his promotion in January 2014. Mr. Shoaf served as Vice President and Controller of NuStar GP Holdings from March 2006 to February 2012 and Vice President and Controller of NuStar GP, LLC from July 2005 to February 2012. He served as Vice President–Structured Finance of Valero Energy Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.
Ms. Perry became Senior Vice President, General Counsel–Corporate & Commercial Law and Corporate Secretary of NuStar GP Holdings and NuStar GP, LLC in January 2014. She served as Corporate Secretary of NuStar GP Holdings and Vice President, Assistant General Counsel and Corporate Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From March 2006 to February 2010 she served as Assistant Secretary of NuStar GP Holdings and from June 2005 to February 2010, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Perry served as Counsel to Valero Energy.
Ms. Thompson became Senior Vice President, General Counsel–Litigation, Regulatory & Environmental of NuStar GP Holdings and NuStar GP, LLC in January 2014. She served as Vice President, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From April 2007 to February 2010 she

served as Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Thompson served as Counsel to Valero Energy.
Mr. del Alamo became Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Vice President and Assistant Controller of NuStar GP, LLC from July 2010 until his promotion in January 2014. From October 2005 to February 2010 he served as Assistant Controller of NuStar GP, LLC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions
Our common units are listed and traded on the New York Stock Exchange under the symbol “NSH.” At the close of business on February 10, 2014, we had 14 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2013 and 2012 were as follows:

	Price Range of Common Unit
	High	Low
Year 2013
4th Quarter	$30.71	$22.16
3rd Quarter	$27.50	$19.34
2nd Quarter	$34.17	$23.62
1st Quarter	$32.74	$28.32
Year 2012
4th Quarter	$32.03	$24.06
3rd Quarter	$32.46	$29.03
2nd Quarter	$35.22	$29.40
1st Quarter	$36.75	$32.22

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are our only class of security outstanding.

The cash distributions applicable to each of the quarters in the years ended December 31, 2013 and 2012 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2013
4th Quarter	February 10, 2014	February 18, 2014	$0.545
3rd Quarter	November 11, 2013	November 19, 2013	$0.545
2nd Quarter	August 5, 2013	August 14, 2013	$0.545
1st Quarter	May 6, 2013	May 15, 2013	$0.545

Year 2012
4th Quarter	February 11, 2013	February 19, 2013	$0.545
3rd Quarter	November 9, 2012	November 16, 2012	$0.545
2nd Quarter	August 7, 2012	August 14, 2012	$0.510
1st Quarter	May 8, 2012	May 15, 2012	$0.510

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

The following graph compares the cumulative 5-year total return provided shareholders on NuStar GP Holdings, LLC’s common stock relative to the cumulative total returns of the NYSE Composite index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2008 and its relative performance is tracked through 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13
NuStar GP Holdings, LLC	100.00	164.18	235.28	227.66	202.55	222.57
NYSE Composite	100.00	128.28	145.46	139.87	162.23	204.87
Alerian MLP	100.00	171.51	232.41	269.67	282.00	360.95

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Statement of Comprehensive Income (Loss) Data:
Equity in (loss) earnings of NuStar Energy L.P.	$(6,741)	$(4,578)	$65,783	$66,859	$65,573
Net (loss) income	(11,034)	2,128	69,636	72,463	68,097
Basic and diluted net (loss) income per unit	(0.26)	0.05	1.64	1.70	1.60
Cash distributions per unit	2.18	2.11	1.98	1.87	1.73
Other Financial Data:
Distributions received from NuStar Energy L.P.	$96,134	$92,628	$86,106	$82,426	$76,585

	December 31,
	2013	2012	2011	2010	2009
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$412,382	$517,716	$589,027	$605,234	$593,259
Total short-term debt	26,000	20,000	16,500	16,000	14,300
Members’ equity	349,986	412,822	506,883	541,463	538,208

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

OVERVIEW
NuStar GP Holdings, LLC (NuStar GP Holdings) is a Delaware limited liability company. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Critical Accounting Policies

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2013, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,228,945 common units of NuStar Energy representing a 12.9% limited partner interest.

We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.

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
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2013	2012	Change
Equity in loss of NuStar Energy	$(6,741)	$(4,578)	$(2,163)
General and administrative expenses	(3,105)	(3,337)	232
Other income, net	382	9,801	(9,419)
Interest expense, net	(778)	(624)	(154)
(Loss) income before income tax (expense) benefit	(10,242)	1,262	(11,504)
Income tax (expense) benefit	(792)	866	(1,658)
Net (loss) income	$(11,034)	$2,128	$(13,162)
Basic and diluted net (loss) income per unit	$(0.26)	$0.05	$(0.31)

The following table summarizes NuStar Energy’s statement of (loss) income data:

	Year Ended December 31,
	2013	2012	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$3,463,732	$5,945,736	$(2,482,004)
Cost of product sales	2,453,997	4,930,174	(2,476,177)
Operating expenses	454,396	526,145	(71,749)
Depreciation and amortization expense	168,766	152,348	16,418
Asset and goodwill impairment loss	304,453	268,483	35,970
Segment operating income	82,120	68,586	13,534
General and administrative expenses	91,086	104,756	(13,670)
Other depreciation and amortization expense	10,155	7,441	2,714
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Operating loss	$(19,121)	$(18,168)	$(953)

Loss from continuing operations	$(185,509)	$(166,001)	$(19,508)
Loss from discontinued operations, net of tax	(99,162)	(61,236)	(37,926)
Net loss	$(284,671)	$(227,237)	$(57,434)

Net loss per unit applicable to limited partners	$(4.00)	$(3.61)	$(0.39)

Cash distributions per unit applicable to limited partners	$4.380	$4.380	$—

NuStar Energy’s operating loss for both years includes significant impairment charges. In 2013, NuStar Energy recognized a goodwill impairment charge of $304.5 million associated with its St. Eustatius and Point Tupper terminal operations, while 2012 included an impairment charge of $266.4 million related to the goodwill and long-lived assets of its Asphalt Operations. NuStar Energy’s segment operating income, which includes these impairment charges, increased $13.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase of $49.7 million in the segment operating income of NuStar Energy’s pipeline segment. This increase was mainly due to increased throughputs on pipelines that serve Eagle Ford Shale production in South Texas and higher pipeline tariffs as a result of the annual index adjustment in July 2013.

NuStar Energy’s loss from continuing operations increased $19.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase of $36.6 million in interest expense, net and an increase of $30.6 million in NuStar Energy’s equity in loss of joint ventures. NuStar Energy’s loss from discontinued operations, net of tax, increased $37.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to asset impairment charges of $102.5 million in 2013 associated with certain storage assets that were classified as “Assets held for sale” on NuStar Energy’s consolidated balance sheet as of December 31, 2013. NuStar Energy’s discontinued operations also include the results of operations for the San Antonio Refinery and related assets. As a result, NuStar Energy reported a net loss of $284.7 million for the year ended December 31, 2013, compared to a net loss of $227.2 million for the year ended December 31, 2012.

Equity in (loss) earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2013	2012	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Loss of NuStar Energy:
General partner interest	$(6,338)	$(5,356)	$(982)
General partner incentive distribution	43,220	41,242	1,978
General partner’s interest in earnings and incentive distributions of NuStar Energy	36,882	35,886	996
Limited partner interest in loss of NuStar Energy	(40,739)	(37,580)	(3,159)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in loss of NuStar Energy	$(6,741)	$(4,578)	$(2,163)

For the year ended December 31, 2013, NuStar Energy reported a net loss per unit applicable to limited partners of $4.00, compared to a net loss of $3.61 per unit for the year ended December 31, 2012. As our results are based on NuStar Energy’s results, we reported equity in loss related to our general and limited partner interests in NuStar Energy for the years ended December 31, 2013 and 2012, respectively.

NuStar Energy increased its units outstanding by issuing units in the third quarter of 2012, resulting in higher total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased in 2013 compared to 2012.

Other income, net
Other income, net decreased $9.4 for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to NuStar Energy’s issuance of 7,130,000 limited partner units in September 2012. This issuance resulted in a gain of $10.7 million for the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2012	2011	Change
Equity in (loss) earnings of NuStar Energy	$(4,578)	$65,783	$(70,361)
General and administrative expenses	(3,337)	(3,298)	(39)
Other income, net	9,801	7,320	2,481
Interest expense, net	(624)	(570)	(54)
Income before income tax benefit	1,262	69,235	(67,973)
Income tax benefit	866	401	465
Net income	$2,128	$69,636	$(67,508)
Basic and diluted net income per unit	$0.05	$1.64	$(1.59)

The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2012	2011	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$5,945,736	$6,257,629	$(311,893)
Cost of product sales	4,930,174	5,175,710	(245,536)
Operating expenses	526,145	506,213	19,932
Depreciation and amortization expense	152,348	155,035	(2,687)
Asset impairment loss	268,483	—	268,483
Segment operating income	68,586	420,671	(352,085)
General and administrative expenses	104,756	103,050	1,706
Other depreciation and amortization expense	7,441	6,738	703
Other asset impairment loss	3,295	—	3,295
Gain on legal settlement	(28,738)	—	(28,738)
Operating (loss) income	$(18,168)	$310,883	$(329,051)

(Loss) income from continuing operations	$(166,001)	$218,674	$(384,675)
(Loss) income from discontinued operations, net of tax	(61,236)	2,927	(64,163)
Net (loss) income	$(227,237)	$221,601	$(448,838)

Net (loss) income per unit applicable to limited partners	$(3.61)	$2.78	$(6.39)

Cash distributions per unit applicable to limited partners	$4.380	$4.360	$0.020

For the year ended December 31, 2012, NuStar Energy reported a net loss of $227.2 million, compared to net income of $221.6 million for the year ended December 31, 2011, primarily due to an operating loss of $296.8 million in NuStar Energy’s fuels marketing segment. The operating loss of NuStar Energy’s fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of its Asphalt Operations. In addition, NuStar Energy’s equity in loss of joint ventures of $9.4 million and other expense of $24.7 million for the year ended December 31, 2012 were primarily related to Asphalt JV and associated loss upon deconsolidation. The loss from NuStar

Energy’s discontinued operations of $61.2 million also contributed to the decrease in net income, which is mainly attributable to the San Antonio Refinery. NuStar Energy’s discontinued operations also include the results of operations for certain storage assets that were classified as “Assets held for sale” on NuStar Energy’s consolidated balance sheet as of December 31, 2013.

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

NuStar Energy’s per unit distributions for the year ended December 31, 2012 increased, compared to the year ended December 31, 2011, from $4.36 to $4.38. That increase, coupled with an increase in the number of NuStar Energy units outstanding resulting from the issuance of units in the fourth quarter of 2011 and the third quarter of 2012, resulted in NuStar Energy increasing its total cash distributions. Since our IDR in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our IDR increased for the period.

Other income, net
Other income, net increased $2.5 million, mainly due to a $10.7 million gain related to NuStar Energy’s issuance of limited partner units for the year ended December 31, 2012, as compared to a $8.1 million gain for the year ended December 31, 2011.

TRENDS AND OUTLOOK
We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

NuStar Energy’s Strategic Redirection and Its Impact
In 2012, NuStar Energy embarked on a strategic redirection. The first goal of the strategic redirection was to focus on NuStar Energy’s core, fee-based businesses, storage and pipelines. The second goal was to reduce NuStar Energy’s earnings volatility and working capital requirements stemming from its fuels marketing segment. Since then, NuStar Energy has made significant progress on its first goal through the development of a number of internal growth projects, as well as the TexStar Asset Acquisition in December 2012. NuStar Energy has achieved its second goal by selling a 50% ownership interest in its asphalt business in September 2012, which allowed NuStar Energy to deconsolidate the results of its remaining interest in those operations, selling the San Antonio Refinery in January 2013 and divesting of NuStar Energy’s remaining 50% ownership interest in Asphalt JV in February 2014.

These changes have moved NuStar Energy in the right direction, and, in 2014, NuStar Energy is working to execute and build on its strategy, through focusing on its in-progress and planned pipeline and storage capital projects and also identifying additional opportunities for internal growth or synergistic acquisitions.

NuStar Energy’s Storage Segment
NuStar Energy expects its storage segment to benefit from the completion of a second rail-car offloading facility at NuStar Energy’s St. James, Louisiana terminal in the fourth quarter of 2013 and from additional storage throughputs associated with the completion of Eagle Ford Shale projects.

However, continued backwardation of the forward pricing curve has resulted in reduced demand for storage at certain of NuStar Energy’s terminal locations. The reduced demand is putting downward pressure on storage rates in certain markets as some of NuStar Energy’s storage contracts come up for renewal, thus negatively affecting its earnings. In addition, NuStar Energy expects the segment to be impacted by lower profit sharing on NuStar Energy’s unit train at its St. James, Louisiana terminal resulting from the narrowing of the LLS to WTI spread. Although NuStar Energy expects earnings for the first quarter of 2014 to be lower than the same period of 2013, the full-year earnings for 2014 are expected to be comparable to 2013, excluding the non-cash charges in 2013.

NuStar Energy’s Pipeline Segment
NuStar Energy expects that its pipeline segment earnings for the first quarter and full year of 2014 will exceed comparable periods in 2013, mainly due to higher throughputs resulting from its Eagle Ford Shale project completed in August 2013. Recently, NuStar Energy expanded its private dock at its Corpus Christi crude storage tank facility, and the increased efficiency and capacity at that dock will, in turn, expand the system’s capability to ship additional barrels into Corpus Christi.

For the remainder of the year, NuStar Energy also expects to benefit from a pipeline expansion project that should be completed in the second quarter of 2014, as well as the July 1, 2013 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects that first quarter 2014 results for its remaining fuels marketing business will improve over the same period in 2013, primarily due to higher projected earnings from NuStar Energy’s bunker fuel operations.  Last year, during the third quarter, NuStar Energy entered into a new bunker fuel supply agreement, which reduced its working capital requirements and allowed NuStar Energy to reduce operating costs. NuStar Energy expects to continue to reduce both working capital and costs for this segment during first quarter of 2014.  Overall, NuStar Energy expects the full year 2014 results in this segment to exceed 2013 results. However, NuStar Energy’s earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast. For the full year 2014, NuStar Energy expects its fuels marketing segment to constitute approximately 5% of total segment operating income.

NuStar Energy’s outlook for the partnership may change as it is based on its continuing evaluation of a number of factors, including factors outside NuStar Energy’s control, such as the price of crude oil, the state of the economy and changes to refinery maintenance schedules, that affect demand for crude oil, refined products and ammonia, as well as demand for NuStar Energy’s storage and transportation services. Please see Item 1A. “Risk Factors” for further description of important risks affecting NuStar Energy’s operations.

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our 364-day revolving credit facility dated June 28, 2013 (the 2013 Credit Facility), if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, which are primarily employee-related costs.

Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and IDR:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$4.380	$4.380	$4.360
Total cash distributions by NuStar Energy to all partners	$392,204	$374,254	$331,506
Cash distributions we received from NuStar Energy:
General partner interest	$7,844	$7,486	$6,630
General partner incentive distribution	43,220	41,242	36,326
Limited partner interest – common units	44,975	45,152	44,812
Total cash distributions to us	$96,039	$93,880	$87,768
Distributions to us as a percentage of total cash distributions	24.5%	25.1%	26.5%

Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Cash distributions received from NuStar Energy were $96.1 million for the year ended December 31, 2013, which we used primarily to fund distributions to our unitholders totaling $92.9 million. We borrowed $26.0 million from the 2013 Credit Facility for the year ended December 31, 2013, mainly to repay $18.5 million on our previous revolving credit facility and to repay $7.5 million to NuStar Energy for employee benefits and related costs.

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

Credit Facility
Borrowings under the 2013 Credit Facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. The 2013 Credit Facility matures on June 27, 2014 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit. Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of December 31, 2013, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate, plus 1.00% or a LIBOR-based rate, plus 2.00%. As of December 31, 2013, the interest rate was 2.2%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of December 31, 2013, NuStar Energy’s consolidated debt coverage ratio was 4.4x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of December 31, 2013.

We borrowed $26.0 million under the 2013 Credit Facility during the year ended December 31, 2013, mainly to repay $18.5 million on our previous revolving credit facility and to repay $7.5 million to NuStar Energy for employee benefits and related costs. During the year ended December 31, 2013, our repayments totaled $20.0 million under the 2013 Credit Facility. The weighted-average interest rate related to borrowings under the 2013 Credit Facility for the year ended December 31, 2013 was 2.1%. We are in discussions with the lenders to renew or replace our 2013 Credit Facility.

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

On December 9, 2011, NuStar Energy issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. NuStar Energy received proceeds of $311.4 million, net of issuance costs. In September and October 2011, NuStar Energy issued 108,029 common units for proceeds of $5.9 million, net of issuance costs. In conjunction with NuStar Energy’s issuances of common units during 2011, we contributed $6.7 million to NuStar Energy in order to maintain our 2% general partner interest.

Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter, less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors, to fund debt we may incur, if any, general and administrative expenses, future distributions and other miscellaneous uses of cash. The following table shows our cash distributions applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.11	$1.98
Total cash distributions	$92,938	$89,860	$84,252

Pension and Other Postretirement Benefit Funded Status
During 2013, we contributed $1.9 million to our pension and postretirement benefit plans. We expect to contribute approximately $4.5 million to our pension and postretirement benefit plans in 2014, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2014 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other postretirement benefit plans are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

Related Party Agreements
Agreements with NuStar Energy
NuStar GP, LLC and NuStar Energy entered into a services agreement effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement states that NuStar Energy will reimburse NuStar GP, LLC for furnishing administrative and certain operating services necessary to conduct the business of NuStar Energy. On July 19, 2006, we entered into a non-compete agreement with NuStar Energy related to business opportunities. Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar Energy.

Employee Benefit Plans and Unit-Based Compensation
As of December 31, 2013, we sponsored the following employee benefit plans:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•
The NuStar GP, LLC Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar GP, LLC Excess Pension Plan and the NuStar GP, LLC Supplemental Executive Retirement Plan, benefit plans to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Benefits Plan, a medical benefits plan for retired employees.

As of December 31, 2013, we had the following long-term incentive plans:

•	The Fourth Amended and Restated 2000 Long-Term Incentive Plan, under which NuStar GP, LLC may award up to 3,250,000 NuStar Energy (NS) common units;

•	The 2006 Long-Term Incentive Plan, under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units.

Please refer to Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of Employee Benefit Plans and Unit-Based Compensation.

NuStar Energy reimburses NuStar GP, LLC for expenses incurred related to employee benefit plans at cost, and for long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of comprehensive income (loss). Our current liabilities related to the long-term incentive plans and employee benefits are included in “Accrued compensation expense” and our noncurrent liabilities for employee benefits are included in “Long-term liabilities” on our consolidated balance sheets.

Asphalt JV Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, we entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV compensates us for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. During the year ended December 31, 2013, Asphalt JV provided written notice to reduce the level of services that we provide to Asphalt JV to 63% of the original service level.

Asphalt JV Employee Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, NuStar GP, LLC entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provided that certain of NuStar GP, LLC employees would provide employee-services to Asphalt JV. In exchange, Asphalt JV would reimburse us for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV Employee Services Agreement, including an annual bonus amount that does not exceed our target bonus plan. The employees covered under the Asphalt JV Employee Services Agreement were not entitled to any new unit-based compensation grants from us, and Asphalt JV was not responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement terminated on December 31, 2012, and effective January 1, 2013, those employees became employees of Asphalt JV.

The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$190,643	$225,135	$216,380
Other expenses	$434	$437	$402

Long-term Contractual Obligations
As of December 31, 2013, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies below are considered critical due to judgments made by management and the sensitivity of these estimates to deviations of actual results from management’s assumptions. The critical accounting policies should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” which summarizes our significant accounting policies.

Investment in NuStar Energy
We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy, as of December 31, 2013, is recoverable.

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

Pension and Other Postretirement Benefit Obligations
We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Service Inc., Standard & Poor’s Ratings Services and Fitch, Inc. The resulting discount rates were 5.04% and 5.28% for pension and other postretirement benefit plans, respectively, as of December 31, 2013. These assumptions can have an effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in benefit obligation as of December 31, 2013 from:
Discount rate decrease	$4,451	$303
Compensation rate increase	1,784	n/a
Increase in net periodic benefit cost for the year ending December 31, 2014 resulting from:
Discount rate decrease	$397	$35
Expected return on plan assets decrease	170	n/a
Compensation rate increase	393	n/a

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2013. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 40.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
San Antonio, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP
San Antonio, Texas
March 3, 2014

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,603	$2,597
Receivable from related parties	9,617	7,870
Income tax receivable	1,198	2,450
Other receivables	77	147
Deferred income tax assets, net	1,047	928
Other current assets	245	248
Total current assets	13,787	14,240
Investment in NuStar Energy L.P.	357,456	464,981
Long-term receivable from related party	41,139	18,071
Deferred income tax assets, net	—	20,424
Total assets	$412,382	$517,716
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$20,000
Accounts payable	324	1,002
Accrued compensation expense	12,318	14,968
Accrued liabilities	536	429
Taxes other than income tax	1,240	1,399
Total current liabilities	40,418	37,798
Deferred income tax liabilities, net	3,671	—
Long-term liabilities	18,307	67,096
Commitments and contingencies (Note 11)
Members’ equity	341,045	444,844
Accumulated other comprehensive income (loss)	8,941	(32,022)
Total members’ equity	349,986	412,822
Total liabilities and members’ equity	$412,382	$517,716
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2013	2012	2011
Equity in (loss) earnings of NuStar Energy L.P.	$(6,741)	$(4,578)	$65,783
General and administrative expenses	(3,105)	(3,337)	(3,298)
Other income, net	382	9,801	7,320
Interest expense, net	(778)	(624)	(570)
(Loss) income before income tax (expense) benefit	(10,242)	1,262	69,235
Income tax (expense) benefit	(792)	866	401
Net (loss) income	(11,034)	2,128	69,636
Other comprehensive income (loss):
Share of NuStar Energy L.P.’s other comprehensive loss	(674)	(4,297)	(12,580)
Pension and other postretirement benefit plan adjustments:
Net unrecognized gain (loss) arising during the year, net of income tax (expense) benefit of ($23,552), $3,879 and $6,599	39,596	(6,574)	(11,094)
Net loss reclassified into income	2,041	1,514	538
Pension and other postretirement benefit plan adjustments	41,637	(5,060)	(10,556)
Total other comprehensive income (loss)	40,963	(9,357)	(23,136)
Comprehensive income (loss)	$29,929	$(7,229)	$46,500
Basic and diluted net (loss) income per unit	$(0.26)	$0.05	$1.64
Weighted-average number of basic units outstanding	42,619,722	42,576,858	42,546,096
Weighted-average number of diluted units outstanding	42,619,722	42,584,667	42,572,617
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(11,034)	$2,128	$69,636
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (earnings) of NuStar Energy L.P.	6,741	4,578	(65,783)
Distributions of equity in earnings from NuStar Energy L.P.	—	—	65,783
Gain related to NuStar Energy L.P.’s issuance of limited partner units	—	(10,689)	(8,074)
(Gain) loss on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(382)	888	754
Expense (benefit) for deferred income tax	424	(443)	(264)
Changes in current assets and liabilities (Note 9)	(4,000)	(3,638)	(584)
Decrease in other assets	—	—	1,189
Increase in long-term receivable from related party	(22,984)	(3,278)	(4,414)
Increase in long-term liabilities	16,452	12,528	5,621
Other, net	209	471	466
Net cash (used in) provided by operating activities	(14,574)	2,545	64,330
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	96,134	92,628	20,323
Investment in NuStar Energy L.P.	(3,913)	(18,005)	(17,031)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	8,271	8,552	10,894
Net cash provided by investing activities	100,492	83,175	14,186
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	26,000	21,000	6,000
Repayment of short-term debt	(20,000)	(17,500)	(5,500)
Distributions to unitholders	(92,912)	(88,345)	(82,966)
Other, net	—	368	—
Net cash used in financing activities	(86,912)	(84,477)	(82,466)
Net (decrease) increase in cash and cash equivalents	(994)	1,243	(3,950)
Cash and cash equivalents as of the beginning of the period	2,597	1,354	5,304
Cash and cash equivalents as of the end of the period	$1,603	$2,597	$1,354
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2011	42,544,659	$540,992	$471	$541,463
Net income	—	69,636	—	69,636
Other comprehensive loss	—	—	(23,136)	(23,136)
Distributions to unitholders	—	(82,966)	—	(82,966)
Unit-based compensation	13,841	1,886	—	1,886
Balance as of December 31, 2011	42,558,500	529,548	(22,665)	506,883
Net income	—	2,128	—	2,128
Other comprehensive loss	—	—	(9,357)	(9,357)
Distributions to unitholders	—	(88,345)	—	(88,345)
Unit-based compensation	41,691	1,513	—	1,513
Balance as of December 31, 2012	42,600,191	444,844	(32,022)	412,822
Net loss	—	(11,034)	—	(11,034)
Other comprehensive income	—	—	40,963	40,963
Distributions to unitholders	—	(92,912)	—	(92,912)
Unit-based compensation	56,090	147	—	147
Balance as of December 31, 2013	42,656,281	$341,045	$8,941	$349,986
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012, and 2011

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On December 31, 2013, we owned approximately 14.9% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,228,945 common units of NuStar Energy representing a 12.9% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The accompanying consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Management may revise estimates due to changes in facts and circumstances.

Cash and Cash Equivalents
Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

Investment in NuStar Energy
We account for our 14.9% investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy, even though our ownership did not exceed 20% as of December 31, 2013. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2013 is recoverable.

Accounting for Sales of Units by NuStar Energy
We account for issuances of common units by NuStar Energy as if we had sold a proportionate share of our investment, such that we record any gain or loss in earnings. Please refer to Note 4 for a description of the issuances of common units by NuStar Energy.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes
We are a limited liability company taxed as a partnership and generally are not subject to federal or state income taxes. Accordingly, our taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of our unitholders. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code (the Code) to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

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

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. We, or certain of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2009 through 2012.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2013 and 2012.

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

Under these long-term incentive plans, certain awards provide that the grantee’s award vests immediately upon retirement. Compensation expense is recognized immediately if these awards are granted to retirement-eligible employees. In addition, if, during a vesting period of a grant, the grantee will become retirement-eligible, then compensation expense associated with the grant is recognized from the grant date through the grantee’s retirement eligibility date. Currently, employees are typically retirement eligible at age 55.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board further amended the disclosure requirements for the presentation of comprehensive income. The amended guidance requires that entities present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amended guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. Accordingly, we adopted the amended guidance January 1, 2013, and it did not have a material impact on our disclosures.

4. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Equity Offerings
On September 10, 2012, NuStar Energy issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit. NuStar Energy received proceeds of $336.8 million, net of issuance costs. In conjunction with NuStar Energy’s issuance of common units, we contributed $7.1 million to NuStar Energy in order to maintain our 2% general partner interest and our ownership in NuStar Energy was reduced from 16.3% at December 31, 2011 to 15.0% at December 31, 2012. This issuance resulted in a gain of $10.7 million for the year ended December 31, 2012, which is included in “Other income, net” on our consolidated statements of comprehensive income (loss), and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

On December 9, 2011, NuStar Energy issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. NuStar Energy received proceeds of $311.4 million, net of issuance costs. In September and October 2011, NuStar Energy issued 108,029 common units for proceeds of $5.9 million, net of issuance costs. In conjunction with NuStar Energy’s issuances of common units in 2011, we contributed $6.7 million to NuStar Energy in order to maintain our 2% general partner interest. Additionally, these issuances resulted in a gain of $8.1 million for the year ended December 31, 2011, which is included in “Other income, net” on our consolidated statements of comprehensive income and represents the increase in the value of our proportionate share of NuStar Energy’s capital. Following these issuances, our ownership in NuStar Energy was reduced from 17.6% at December 31, 2010 to 16.3% at December 31, 2011.

NuStar Energy’s Acquisitions and Dispositions
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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	December 31,
	2013	2012
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$633,549	$939,443
Property, plant and equipment, net	3,310,653	3,238,460
Goodwill	617,429	951,024
Other non-current assets	470,555	484,162
Total assets	$5,032,186	$5,613,089
Current liabilities	$392,572	$845,971
Long-term debt, less current portion	2,655,553	2,124,582
Other non-current liabilities	80,267	57,541
Total liabilities	3,128,392	3,028,094
NuStar Energy partners’ equity	1,902,136	2,572,384
Noncontrolling interest	1,658	12,611
Total liabilities and partners’ equity	$5,032,186	$5,613,089

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Statement of Income (Loss) Information:
Revenues	$3,463,732	$5,945,736	$6,257,629
Operating (loss) income	$(19,121)	$(18,168)	$310,883

(Loss) income from continuing operations	$(185,509)	$(166,001)	$218,674
(Loss) income from discontinued operations, net of tax	(99,162)	(61,236)	2,927
Net (loss) income	$(284,671)	$(227,237)	$221,601

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2013	2012
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,902,136	$2,572,384
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	15.0%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	283,418	385,858
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	74,038	79,123
Investment in NuStar Energy	$357,456	$464,981

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

The following table summarizes our equity in (loss) earnings of NuStar Energy:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in (Loss) Earnings of NuStar Energy:
General partner interest	$(6,338)	$(5,356)	$3,703
General partner incentive distribution (a)	43,220	41,242	36,319
General partner’s interest in earnings and incentive distributions of NuStar Energy	36,882	35,886	40,022
Limited partner interest in (loss) earnings of NuStar Energy	(40,739)	(37,580)	28,645
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)
Equity in (loss) earnings of NuStar Energy	$(6,741)	$(4,578)	$65,783

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

Asphalt JV is directed by a board of managers, which is comprised of eight members. William E. Greehey is the chairman of the board of managers for Asphalt JV.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had a receivable from related parties of $9.6 million and $7.9 million, as of December 31, 2013 and 2012, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $41.1 million and $18.1 million as of December 31, 2013 and 2012, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$190,643	$225,135	$216,380
Other expenses	$434	$437	$402

GP Services Agreement
NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense is based on $1.1 million, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit-based compensation expense, subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2014, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. For the years ended December 31, 2013, 2012 and 2011, the Holdco Administrative Services Expense totaled $1.4 million, $1.3 million and $1.4 million, respectively.

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

Asphalt JV Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV compensates us for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. During the year ended December 31, 2013, Asphalt JV provided written notice to reduce the level of services that we provide to Asphalt JV to 63% of the original service level. The aggregate amounts of the Asphalt JV Services Agreement charged was $7.9 million for the year ended December 31, 2013.

Asphalt JV Employee Services Agreement
In conjunction with NuStar Energy’s Asphalt Sale, NuStar GP, LLC entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provided that certain of NuStar GP, LLC employees would provide employee-services to Asphalt JV. In exchange, Asphalt JV would reimburse us for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV Employee Services Agreement, including an annual bonus amount that does not exceed our target bonus plan. The employees covered under the Asphalt JV Employee Services Agreement were not entitled to any new unit-based compensation grants from us, and Asphalt JV was not responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement terminated on December 31, 2012, and effective January 1, 2013, those employees became employees of Asphalt JV.

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

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,844	$7,486	$6,630
General partner incentive distribution	43,220	41,242	36,326
Total general partner distribution	51,064	48,728	42,956
Limited partner distribution	44,975	45,152	44,812
Total distributions to NuStar GP Holdings	96,039	93,880	87,768
Public unitholders’ distributions	296,165	280,374	243,738
Total cash distributions	$392,204	$374,254	$331,506
Cash distributions per unit applicable to limited partners	$4.380	$4.380	$4.360

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
December 31, 2013 (a)	$1.095	$98,051	February 10, 2014	February 14, 2014
September 30, 2013	$1.095	$98,051	November 11, 2013	November 14, 2013
June 30, 2013	$1.095	$98,051	August 5, 2013	August 9, 2013
March 31, 2013	$1.095	$98,051	May 6, 2013	May 10, 2013

(a)	The distribution was announced on January 30, 2014.

7. ACCRUED COMPENSATION EXPENSE AND LONG-TERM LIABILITIES

Accrued compensation expense and long-term liabilities consisted of the following:

	Accrued Compensation Expense		Long-term Liabilities
	December 31,		December 31,
	2013	2012	2013	2012
	(Thousands of Dollars)
NuStar Energy restricted units	$6,224	$10,376	$—	$—
Pension liabilities (Note 14)	2,333	137	9,726	44,640
Other postretirement benefit plan liabilities (Note 14)	141	243	7,013	20,719
Other employee-related liabilities	3,620	4,212	1,568	1,737
Total	$12,318	$14,968	$18,307	$67,096

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

The following liabilities are measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$6,224	$—	$—	$6,224
Total	$6,224	$—	$—	$6,224

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units	$10,376	$—	$—	$10,376
Total	$10,376	$—	$—	$10,376

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts. The fair value of our short-term debt would fall in Level 2 of the fair value hierarchy.

9. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$338	$1,077	$5,771
Income tax receivable	1,252	(780)	(1,339)
Other receivables	70	211	550
Other current assets	(187)	(210)	(62)
Increase (decrease) in current liabilities:
Accounts payable	(678)	542	104
Accrued compensation expense	(4,743)	(4,557)	(5,601)
Accrued liabilities	107	(33)	64
Income tax payable	—	—	(302)
Taxes other than income tax	(159)	112	231
Changes in current assets and current liabilities	$(4,000)	$(3,638)	$(584)

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income tax were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Cash paid for interest	$561	$475	$385
Cash (refunded) paid for income tax, net	$(885)	$356	$1,504

Non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011 mainly consisted of:

•	Adjustments to our investment in NuStar Energy and accumulated other comprehensive loss through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive loss; and

•	Pension funding adjustments recognized in accumulated other comprehensive income (loss).

10. CREDIT FACILITY

Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. Our 364-day revolving credit agreement dated June 28, 2013 matures on June 27, 2014 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of December 31, 2013, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate, plus 1.00% or a LIBOR-based rate, plus 2.00%. As of December 31, 2013, the interest rate was 2.2%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of December 31, 2013, NuStar Energy’s consolidated debt coverage ratio was 4.4x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of December 31, 2013.

We borrowed $26.0 million under the 2013 Credit Facility during the year ended December 31, 2013, mainly to repay $18.5 million on our previous revolving credit facility and to repay $7.5 million to NuStar Energy for employee benefits and related costs. During the year ended December 31, 2013, our repayments totaled $20.0 million under the 2013 Credit Facility. The weighted-average interest rate related to borrowings under the 2013 Credit Facility for the year ended December 31, 2013 was 2.1%.

11. COMMITMENTS AND CONTINGENCIES

Contingencies
We are not currently a party to any material legal proceedings and have not recorded any accruals for loss contingencies. NuStar Energy is a party to claims and legal proceedings arising in the ordinary course of its business, which it believes are not material to its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations and ability to pay distributions, which would impact our ability to pay distributions.

Commitments
As of December 31, 2013, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. NET (LOSS) INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net (loss) income per unit pursuant to the two-class method. The computation of diluted net (loss) income for the year ended December 31, 2013 excludes outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the market price and their effect would be anti-dilutive. The outstanding options to purchase NuStar GP Holdings units totaled 289,100 as of December 31, 2013. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Year Ended December 31,
	2013	2012	2011
Basic units outstanding:
Weighted-average number of basic units outstanding	42,619,722	42,576,858	42,546,096
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,619,722	42,576,858	42,546,096
Effect of dilutive securities	—	7,809	26,521
Weighted-average number of diluted units outstanding	42,619,722	42,584,667	42,572,617

13. MEMBERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income
The following table presents changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Income (Loss)	Pension and Other Postretirement Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
	(Thousands of Dollars)
Balance as of January 1, 2011	$8,134	$(7,663)	$471
Other comprehensive loss before reclassification adjustments	(12,580)	(11,094)	(23,674)
Amounts reclassified to general and administrative expenses (a)	—	538	538
Other comprehensive loss	(12,580)	(10,556)	(23,136)
Balance as of December 31, 2011	(4,446)	(18,219)	(22,665)
Other comprehensive loss before reclassification adjustments	(4,297)	(6,574)	(10,871)
Amounts reclassified to general and administrative expenses (a)	—	1,514	1,514
Other comprehensive loss	(4,297)	(5,060)	(9,357)
Balance as of December 31, 2012	(8,743)	(23,279)	(32,022)
Other comprehensive (loss) income before reclassifications	(674)	39,596	38,922
Amounts reclassified to general and administrative expenses (a)	—	2,041	2,041
Other comprehensive (loss) income	(674)	41,637	40,963
Balance as of December 31, 2013	$(9,417)	$18,358	$8,941

(a)	We recognized the net loss reclassified into income as general and administrative expenses. NuStar Energy reimburses us for these employee costs.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter, less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors. The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.11	$1.98
Total cash distributions	$92,938	$89,860	$84,252

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
December 31, 2013 (a)	$0.545	$23,249	February 10, 2014	February 18, 2014
September 30, 2013	$0.545	$23,231	November 11, 2013	November 19, 2013
June 30, 2013	$0.545	$23,236	August 5, 2013	August 14, 2013
March 31, 2013	$0.545	$23,222	May 6, 2013	May 15, 2013

(a)	The distribution was announced on January 30, 2014.

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

14. EMPLOYEE BENEFIT PLANS

The NuStar Thrift Plan
The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Our matching contributions to the Thrift Plan for the years ended December 31, 2013, 2012 and 2011 totaled $5.9 million, $6.9 million and $6.5 million, respectively.

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

Pension and Other Postretirement Benefits
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a final average pay formula (FAP) or a cash balance formula. Employees hired before January 1, 2011 are covered under FAP, which is based on years of service and compensation during their period of service, and employees become fully vested in their benefits upon attaining five years of vesting service. Employees hired on January 1, 2011 and after are covered under the cash balance formula, which is based on age, service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service. Effective January 1, 2014, the Pension Plan was amended to freeze the FAP benefit as of December 31, 2013, and going forward, employees will be covered under the cash balance formula.

NuStar GP, LLC also maintains an excess pension plan (the Excess Pension Plan) which is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees of NuStar GP, LLC. The supplemental executive retirement plan (the SERP) has no participants, and it will terminate in 2014 upon a final payment to the former participants.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.

NuStar GP, LLC also provides a medical benefits plan for retired employees. In 2013, the plan was amended for employees that retire on or after April 1, 2014 to provide a defined subsidy for eligible third-party health care premiums.

NuStar Energy reimbursed and will continue to reimburse all costs incurred by us related to these employee benefit plans at cost. We charged NuStar Energy $18.2 million, $23.6 million, and $13.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, for these employee benefit plans, including disposition charges. Our current and noncurrent liabilities for these employee benefits are included in “Accrued compensation expense” and “Long-term liabilities,” respectively, on our consolidated balance sheets.

The Pension Plan, Excess Pension Plan and SERP are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

Effective January 1, 2013, Asphalt JV employees became employees of Asphalt JV and were 100% vested in the Pension Plan, as a result of the disposition.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2013 and 2012 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2013	2012	2013	2012
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$114,046	$78,017	$20,962	$18,672
Service cost	16,321	15,614	1,171	1,258
Interest cost	5,036	4,012	940	976
Transfer to joint venture	—	—	(1,284)	(90)
Disposition charges (a)	180	4,397	—	1,284
Plan amendments	(24,560)	(295)	(11,822)	(2,420)
Benefits paid	(7,353)	(1,647)	(248)	(149)
Participants contributions	—	—	125	62
Actuarial (gain) loss	(15,708)	18,359	(2,690)	2,622
Curtailment (a)	(330)	(4,411)	—	(1,253)
Benefit obligation, December 31	$87,632	$114,046	$7,154	$20,962
Change in plan assets:
Plan assets at fair value, January 1	$69,269	$53,787	$—	$—
Actual return on plan assets	11,905	6,063	—	—
Company contributions	1,752	11,066	123	87
Benefits paid	(7,353)	(1,647)	(248)	(149)
Participants contributions	—	—	125	62
Plan assets at fair value, December 31	$75,573	$69,269	$—	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$75,573	$69,269	$—	$—
Less: Benefit obligation at December 31	87,632	114,046	7,154	20,962
Funded status at December 31	$(12,059)	$(44,777)	$(7,154)	$(20,962)
Amounts recognized in the consolidated balance sheets:
Accrued compensation expense	$(2,333)	$(137)	$(141)	$(243)
Long-term liabilities	(9,726)	(44,640)	(7,013)	(20,719)
Net pension liability	$(12,059)	$(44,777)	$(7,154)	$(20,962)

(a)
Disposition charge in 2013 relates to NuStar Energy’s San Antonio Refinery Sale and the curtailment in 2013 relates to the SERP retirement benefits. Disposition charges and curtailment in 2012 relate to the Asphalt Sale.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(Thousands of Dollars)
Components of net periodic benefit cost:
Service cost	$16,321	$15,614	$12,484	$1,171	$1,258	$1,040
Interest cost	5,036	4,012	2,881	940	976	888
Expected return on plan assets	(4,535)	(3,917)	(3,617)	—	—	—
Amortization of prior service credit	(41)	(18)	(18)	(198)	—	—
Amortization of net loss	2,071	1,393	485	209	139	71
Net periodic benefit cost before other charges	18,852	17,084	12,215	2,122	2,373	1,999
Other charges (a)	847	4,397	—	—	1,284	—
Net periodic benefit cost	$19,699	$21,481	$12,215	$2,122	$3,657	$1,999

(a)
In 2013 other charges for the Pension Plans include an Excess Pension settlement, disposition charges and a curtailment gain associated with the SERP retirement benefits. Other charges in 2012 include disposition charges related to Asphalt JV.

Adjustments recognized in other comprehensive income (loss) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(Thousands of Dollars)
Net unrecognized gain (loss) arising during the year:
Net actuarial gain (loss) (a)	$24,122	$(11,800)	$(16,260)	$2,690	$(1,368)	$(1,433)
Prior service credit	24,514	295	—	11,822	2,420	—
Net unrealized gain (loss) arising during the year	48,636	(11,505)	(16,260)	14,512	1,052	(1,433)
Net loss reclassified into income:
Amortization of prior service credit	(41)	(18)	(18)	(198)	—	—
Amortization of net loss	2,071	1,393	485	209	139	71
Net loss reclassified into income	2,030	1,375	467	11	139	71

Income tax (expense) benefit	(18,053)	4,269	6,064	(5,499)	(390)	535
Total changes in other comprehensive income (loss)	$32,613	$(5,861)	$(9,729)	$9,024	$801	$(827)

(a) In 2013 net actuarial gain (loss) for the Pension Plans includes an Excess Pension settlement and in 2012 includes the Asphalt JV curtailment.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recorded as a component of accumulated other comprehensive loss related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
	(Thousands of Dollars)
Unrecognized actuarial loss (a)	$(10,283)	$(36,476)	$(26,069)	$(2,289)	$(5,188)	$(3,959)
Prior service credit (a)	24,853	380	103	14,044	2,420	—
Deferred tax (liability) asset	(3,639)	14,414	10,145	(4,328)	1,171	1,561
Accumulated other comprehensive income (loss), net of tax	$10,931	$(21,682)	$(15,821)	$7,427	$(1,597)	$(2,398)

(a)	Represents the balance of accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit cost.

In 2014, we expect to recognize $0.2 million and $0.1 million of the unrecognized actuarial loss for Pension Plans and other postretirement benefit plans, respectively. The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2013 and 2012 was $86.9 million and $84.6 million, respectively. As of December 31, 2013 and 2012, the aggregate accumulated benefit obligation for the Pension Plans exceeded plan assets.

The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2013, the target allocations for plan assets are 65% equity securities and 35% fixed income investments.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan, were as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,552	$—	$—	$1,552
Equity securities:
U.S. large cap equity fund (a)	—	45,756	—	45,756
International stock index fund (b)	7,652	—	—	7,652
Fixed income securities:
Bond market index fund (c)	20,613	—	—	20,613
Total	$29,817	$45,756	$—	$75,573

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,294	$—	$—	$1,294
Equity securities:
U.S. large cap equity fund (a)	—	39,676	—	39,676
International stock index fund (b)	6,652	—	—	6,652
Fixed income securities:
Bond market index fund (c)	21,647	—	—	21,647
Total	$29,593	$39,676	$—	$69,269

(a)
This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)	This fund tracks the performance of the Total International Composite Index.

(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

For the year ended December 31, 2013, we contributed $1.8 million to the Pension Plans. We expect to contribute approximately $4.3 million to the Pension Plans during 2014, which principally represents contributions either required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits. Since costs incurred by us related to the Pension Plan and our other postretirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2014	$7,129	$141
2015	$5,337	$168
2016	$5,833	$196
2017	$6,971	$220
2018	$7,392	$252
Years 2019-2023	$49,601	$1,992

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	5.04%	4.48%	5.28%	4.51%
Rate of compensation increase	3.51%	3.69%	n/a	n/a

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.48%	5.21%	5.82%	4.51%	5.25%	5.80%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.50%	n/a	n/a	n/a
Rate of compensation increase	3.69%	4.05%	4.07%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2013	2012
Health care cost trend rate assumed for next year	7.45%	7.64%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2020	2020

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. UNIT-BASED COMPENSATION

As of December 31, 2013, we sponsored the following long-term incentive plans:

•
The Fourth Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 3,250,000 NuStar Energy (NS) common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2013, NS common units that remained available to be awarded totaled 1,517,027 under the 2000 LTIP.

•
The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the 2006 LTIP can include NSH unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2013, a total of 1,494,177 NSH units remained available to be awarded under the 2006 LTIP.

The 2003 Employee Unit Incentive Plan (the UIP), under which NuStar GP, LLC awarded NS common units to employees of NuStar GP, LLC or its affiliates, terminated on June 16, 2013. The 2002 Unit Option Plan (the UOP), under which NuStar GP, LLC awarded NS unit options to officers and directors of NuStar GP, LLC or its affiliates, terminated on March 22, 2012.

We purchase NS common units as needed to satisfy awards granted under the 2000 LTIP, the UOP and the UIP.

The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2013		2012		2011
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	38,786	(a)	33,445	(a)	27,111	(a)
Restricted units (b)	269,182	1/5 per year	231,855	1/5 per year	208,195	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	8,904	1/3 per year	8,170	1/3 per year	6,760	1/3 per year
UIP:
Restricted units (c)	—	—	15,382	1/5 per year	14,005	1/5 per year
2006 LTIP:
Restricted units	18,620	1/5 per year	25,640	1/5 per year	24,970	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (d)	13,183	1/3 per year	10,601	1/3 per year	9,987	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met, as defined in the award agreements.

(b)
The 2000 LTIP restricted unit grants include 3,882 restricted unit awards granted to certain international employees for the year ended December 31, 2013, that vest 1/3 per year, as defined in the award agreements.

(c)
The UIP restricted unit grants include 3,392 and 2,880 restricted unit awards granted to certain international employees for the years ended December 31, 2012 and 2011, respectively, that vest 1/3 per year, as defined in the award agreements.

(d)
Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “General and administrative expenses” on our consolidated statements of comprehensive income (loss).

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013 and 2012, we had accrued $6.2 million and $10.4 million, respectively, for the outstanding awards of NS unit options, performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$7,369	$7,745	$8,521
Expenses resulting from NuStar GP Holdings awards to non-employee directors	19	305	305

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

On November 16, 2007, we granted 324,100 NSH unit options at $31.55, which was our only grant of options under the 2006 LTIP. These options expire seven years from the grant date and vest in annual one-third increments beginning on November 16, 2010. The total intrinsic value of unit options exercised during each of the years ended December 31, 2013 and December 31, 2012 was $0.1 million. As of December 31, 2013, the aggregate intrinsic value of NSH unit options outstanding and exercisable was zero as their market value at December 31, 2013 was less than their exercise price. The number of NSH unit options exercised during each of the years ended December 31, 2013 and 2012 was 11,666 and 11,667, respectively. No NSH unit options were exercised during the year ended December 31, 2011. The balance of NSH unit options outstanding was 289,100 and 300,766 as of December 31, 2013 and 2012, respectively.

The following table summarizes the status of vested NSH unit options granted under the 2006 LTIP:

	Number of Unit Options	Weighted- Average Exercise Price Per Unit	Weighted- Average Remaining Contractual Term
			(in years)
Outstanding and exercisable as of December 31, 2013	289,100	$31.55	0.9

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Units
The following table summarizes information related to outstanding NSH restricted units awarded under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit
Balance as of January 1, 2013	65,418	19,311	84,729	$29.74
Granted	18,620	13,183	31,803	$27.87
Vested	(44,834)	(11,300)	(56,134)	$29.66
Balance as of December 31, 2013	39,204	21,194	60,398	$28.83

The weighted-average grant-date fair value of NSH restricted units granted during the years ended December 31, 2013, 2012 and 2011 was $27.87, $28.77 and $30.53 per unit, respectively. The total fair value of NSH restricted units that vested during the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $1.0 million and $0.7 million, respectively.

16. INCOME TAXES

Components of income tax (expense) benefit were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Current:
U.S. federal	$—	$465	$129
U.S. state	(368)	(42)	8
Total current	(368)	423	137
Deferred:
U.S. federal	(599)	433	251
U.S. state	175	10	13
Total deferred	(424)	443	264
Total income tax (expense) benefit	$(792)	$866	$401

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(Thousands of Dollars)
Deferred income tax assets:
Share/option compensation	$2,976	$4,444
Pension	4,318	15,815
Capital loss	474	270
Other state	—	1,263
Net operating loss	3,519	1,104
Foreign tax credits	44	20
Deferred income tax assets	11,331	22,916
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(233)	(213)
Other state	(191)	—
Other employee benefits	(13,531)	(1,351)
Total net deferred income tax (liabilities) assets	$(2,624)	$21,352

At December 31, 2013, our U.S. corporate operations had capital loss carryforwards for tax purposes, which were subject to a five-year carryforward limitation and were set to expire in 2017. The realization of deferred income tax assets recorded as of December 31, 2013 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more-likely-than-not that the deferred tax assets as of December 31, 2013 will be realized, based upon expected future taxable income and potential tax planning strategies.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2013:
Net income (loss)	$11,075	$12,559	$12,035	$(46,703)	$(11,034)
Basic and diluted net income (loss) per unit	0.26	0.29	0.29	(1.10)	(0.26)
Cash distributions per unit applicable to limited partners	0.545	0.545	0.545	0.545	2.180
2012:
Net income (loss)	$11,046	$(33,208)	$19,165	$5,125	$2,128
Basic and diluted net income (loss) per unit	0.26	(0.78)	0.45	0.12	0.05
Cash distributions per unit applicable to limited partners	0.510	0.510	0.545	0.545	2.110

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2013.
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
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP HOLDINGS, LLC
Information required to be disclosed under this Item 10 appears under the following headings in the Company’s Proxy Statement for the 2014 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors,” “Independent Directors,” “Audit Committee,” “Code of Ethics of Senior Financial Officers,” “Proposal No. 1 Election of Directors,” “Information Concerning Nominees and Other Directors” and “Certain Relationships and Related Transactions.”
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION
Information required to be disclosed under this Item 11 appears under the following headings in the Company’s Proxy Statement for the 2014 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required to be disclosed under this Item 12 appears under the following headings in the Company’s Proxy Statement for the 2014 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership” and “Equity Compensation Plan Information.”

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be disclosed under this Item 13 appears under the following headings in the Company’s Proxy Statement for the 2014 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Transactions” and “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be disclosed under this Item 14 appears under the following headings in the Company’s Proxy Statement for the 2014 annual meeting of unitholders and is hereby incorporated by reference: “KPMG LLP Fees for Fiscal Years 2013, 2012 and 2011” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar GP Holdings, LLC and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
		NUSTAR GP HOLDINGS, LLC:
		Management’s Report on Internal Control over Financial Reporting
		Report of independent registered public accounting firm (KPMG LLP)
		Consolidated Balance Sheets as of December 31, 2013 and 2012
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Members’ Equity – Years Ended December 31, 2013, 2012 and 2011
		Notes to Consolidated Financial Statements
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

4.26
Seventh Supplemental Indenture, dated as of August 19, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed August 23, 2013 (File No. 001-16417), Exhibit 4.3

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.27
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.23

4.28	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.29
First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.30
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

4.31
Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.32
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

4.33
Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08
4.34
Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.30

4.35
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.36
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.2

4.37	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940, Exhibit 4.01

4.38	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC, dated as of July 19, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 4.01

4.39	Amendment No. 1, effective as of February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC (f/k/a Valero GP Holdings, LLC) and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

4.40	Amendment No. 2 to Rights Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2012 (File No. 001-32940), Exhibit 4.03

10.01
364-Day Revolving Credit Agreement dated as of June 28, 2013, among NuStar GP Holdings, LLC, as Borrower, The Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 3, 2013 (File No. 001-32940), Exhibit 10.1

10.02
5-Year Revolving Credit Agreement, dated as of May 2, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, and Wells Fargo Bank, National Association, Barclays Bank PLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc., Suntrust Robinson Humphrey, Inc., Mizuho Corporate Bank, Ltd., Wells Fargo Securities, LLC and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers

NuStar Energy L.P.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-16417), Exhibit 10.01

10.03
First Amendment to 5-Year Revolving Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.04
Second Amendment to 5-Year Revolving Credit Agreement, dated as of November 30, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.03

10.05
Third Amendment to 5-Year Revolving Credit Agreement, dated as of January 11, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.04

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.06
Fourth Amendment to 5-Year Revolving Credit Agreement, dated as of December 4, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party Hereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.05

+10.07	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.08	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, as amended	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.58

+10.09	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.10	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 11, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

+10.11	NuStar GP, LLC Fourth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.10

+10.12	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.13	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.03

+10.14	Form of 2011 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.15	Form of 2013 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.15

+10.16	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.02

+10.17	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.10

+10.18	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.19	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 2010 (File No. 001-16417), Exhibit 10.03

+10.20	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-32940), Exhibit 10.12

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.21	Form of Waiver Related to Certain Performance Units under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.22	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.23	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

+10.24	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.25	Form of Non-employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.26	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.02

+10.27	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	*

+10.28	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.03

+10.29	Form of 2010 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.30	Form of 2013 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC 2006 Amended and Restated Long-Term Incentive Plan	*

+10.31	Form of Unit Option Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.32	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.15

+10.33	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

+10.34	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.17

+10.35	Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and Curtis V. Anastasio, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.36	Form of Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and each of the executive officers of NuStar GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.37	Form of Waiver to Non-Employee Director Award Agreement	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed May 28, 2008 (File No. 001-16417), Exhibit 10.01

10.38	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.39	Contribution Agreement by and among Diamond Shamrock Refining and Marketing Company and Valero GP Holdings, LLC, dated effective as of June 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.09

10.40	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.41	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

+10.42	Amended and Restated Employee Benefits Transition Agreement by and between Valero Energy Corporation, Valero GP Holdings, LLC and Valero GP, LLC, effective as of December 22, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-32940), Exhibit 10.03

+10.43	Valero L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

10.44	Amendment to Crude Oil Sales Agreement between PDVSA-Petróleo S.A., NuStar Logistics, L.P. and NuStar Marketing, effective as of October 1, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2013 (File No. 001-16417), Exhibit 10.01

10.45	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.46	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. Dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.47	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.48
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.49	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.50	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.51	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.52	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of August 9, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.02

10.53	Letter of Credit Agreement dated as of June 5, 2013 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent.	NuStar Energy L.P.’s Current Report on Form 8-K filed June 11, 2013 (File No. 001-16417), Exhibit 10.01

10.54	Equity Distribution Agreement, dated May 23, 2011 by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, and Citigroup Global Markets Inc.	NuStar Energy L.P.’s Current Report on Form 8-K filed May 23, 2011 (File No. 001-16417), Exhibit 1.1

10.55
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.56	Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC and NuStar Asphalt LLC dated August 2, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

10.57
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

10.58	Amended and Restated Transaction Agreement by and between LG Asphalt L.P. and NuStar Logistics, L.P. dated as of December 20, 2013	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.47

10.59	Amendment No. 1 to Amended and Restated Transaction Agreement dated as of January 29, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.48

10.60	Amendment No. 2 to Amended and Restated Transaction Agreement dated as of February 26, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.49

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated March 3, 2014 (NuStar GP Holdings, LLC)	*
23.02	Consent of KPMG LLP dated March 3, 2014 (NuStar Energy L.P)	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Consolidated Financial Statements of NuStar Energy L.P. for the Year Ended December 31, 2013	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

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

NuStar GP Holdings, LLC (Registrant)

By:	/s/ Bradley C. Barron

Bradley C. Barron
President and Chief Executive Officer
March 3, 2014

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
March 3, 2014

By:	/s/ Jorge A. del Alamo

Jorge A. del Alamo
Vice President and Controller
March 3, 2014

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bradley C. Barron, Thomas R. Shoaf and Amy L. Perry, or any of them, each with power to act without the other, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	March 3, 2014
William E. Greehey

/s/ Bradley C. Barron	President, Chief Executive	March 3, 2014
Bradley C. Barron	Officer and Director (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President and	March 3, 2014
Thomas R. Shoaf	Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Vice President and Controller	March 3, 2014
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ William B. Burnett	Director	March 3, 2014
William B. Burnett

/s/ James F. Clingman	Director	March 3, 2014
James F. Clingman

/s/ Jelynne LeBlanc-Burley	Director	March 3, 2014
Jelynne LeBlanc-Burley