Form 10-Q
period 2014-03-31
NuStar GP Holdings, LLC
filed 2014-05-08
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2014 was 42,656,973.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,177	$1,603
Receivable from related parties	13,859	9,617
Income tax receivable	1,198	1,198
Other receivables	506	77
Deferred income tax assets, net	330	1,047
Other current assets	223	245
Total current assets	17,293	13,787
Investment in NuStar Energy L.P.	348,584	357,456
Long-term receivable from related party	39,441	41,139
Total assets	$405,318	$412,382
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	397	324
Accrued compensation expense	15,960	12,318
Accrued liabilities	536	536
Taxes other than income tax	139	1,240
Total current liabilities	43,032	40,418
Deferred income tax liabilities, net	2,620	3,671
Long-term liabilities	20,145	18,307
Commitments and contingencies (Note 8)
Members’ equity	331,528	341,045
Accumulated other comprehensive income	7,993	8,941
Total members’ equity	339,521	349,986
Total liabilities and members’ equity	$405,318	$412,382
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2014	2013
Equity in earnings of NuStar Energy L.P.	$14,390	$12,144
General and administrative expenses	(872)	(800)
Other income, net	17	81
Interest expense, net	(222)	(173)
Income before income tax benefit (expense)	13,313	11,252
Income tax benefit (expense)	333	(177)
Net income	$13,646	$11,075
Comprehensive income	$12,698	$11,272
Basic and diluted net income per unit	$0.32	$0.26
Weighted-average number of basic units outstanding	42,656,281	42,605,668
Weighted-average number of diluted units outstanding	42,656,281	42,605,668
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$13,646	$11,075
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(14,390)	(12,144)
Distributions of equity in earnings from NuStar Energy L.P.	14,390	12,144
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(17)	(81)
(Benefit) provision for deferred income tax	(334)	201
Changes in current assets and liabilities (Note 6)	(2,335)	(3,783)
Decrease (increase) in long-term receivable from related party	1,278	(714)
Increase in long-term liabilities	1,838	4,922
Other, net	77	45
Net cash provided by operating activities	14,153	11,665
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	9,570	11,917
Investment in NuStar Energy L.P.	(1,363)	—
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	463	959
Net cash provided by investing activities	8,670	12,876
Cash Flows from Financing Activities:
Repayment of short-term debt	—	(1,500)
Distributions to unitholders	(23,249)	(23,223)
Net cash used in financing activities	(23,249)	(24,723)
Net decrease in cash and cash equivalents	(426)	(182)
Cash and cash equivalents as of the beginning of the period	1,603	2,597
Cash and cash equivalents as of the end of the period	$1,177	$2,415
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2014, we owned approximately 14.9% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,244,845 common units of NuStar Energy representing a 12.9% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.
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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three months ended March 31, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. INVESTMENT IN NUSTAR ENERGY
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	March 31, 2014	December 31, 2013
	(Unaudited)
Balance Sheet Information:
Current assets	$509,739	$633,549
Property, plant and equipment, net	3,320,118	3,310,653
Goodwill	617,429	617,429
Other non-current assets	467,348	470,555
Total assets	$4,914,634	$5,032,186
Current liabilities	$281,405	$392,572
Long-term debt	2,710,117	2,655,553
Other non-current liabilities	79,628	80,267
Total liabilities	3,071,150	3,128,392
NuStar Energy partners’ equity	1,842,378	1,902,136
Noncontrolling interest	1,106	1,658
Total liabilities and partners’ equity	$4,914,634	$5,032,186

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$849,213	$998,186
Operating income	$81,103	$63,358

Income from continuing operations	$42,996	$19,599
(Loss) income from discontinued operations, net of tax	(3,359)	4,805
Net income	$39,637	$24,404
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	March 31, 2014	December 31, 2013
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,842,378	$1,902,136
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	274,514	283,418
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	74,070	74,038
Investment in NuStar Energy	$348,584	$357,456

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS

We had a receivable from related parties of $13.9 million and $9.6 million as of March 31, 2014 and December 31, 2013, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $39.4 million and $41.1 million as of March 31, 2014 and December 31, 2013, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$44,337	$52,905
Other expenses	$94	$93
NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2014, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.4 million for each of the three months ended March 31, 2014 and 2013.
Asphalt JV
On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Lindsay Goldberg now owns 100% of Asphalt JV. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC. As a result of the Asphalt JV Sale, we ceased reporting transactions between us and Asphalt JV as related party transactions in consolidated financial statements on February 26, 2014.

Asphalt JV Services Agreement. In connection with the formation of Asphalt JV, NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC will furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV will compensate us for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed contract year. Effective upon the Asphalt JV Sale, the Asphalt JV Services Agreement was amended and will terminate on June 30, 2014, with the option to extend the term for an additional three months for certain services with 30 days prior written notice. Asphalt JV provided written notice to reduce the level of services that we provide to Asphalt JV to 63% of the original service level as of March 31, 2014. The aggregate amounts of the Asphalt JV Services Agreement charged were $1.6 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partner distribution	11,211	11,280
Total distributions to NuStar GP Holdings	23,977	24,046
Public unitholders’ distributions	74,074	74,005
Total cash distributions	$98,051	$98,051
Cash distributions per unit applicable to limited partners	$1.095	$1.095

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
March 31, 2014 (a)	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on April 23, 2014.

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

The following liabilities are measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$9,007	$—	$—	$9,007
Total	$9,007	$—	$—	$9,007

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$6,224	$—	$—	$6,224
Total	$6,224	$—	$—	$6,224

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments approximate their carrying amounts. The fair value of our short-term debt would fall in Level 2 of the fair value hierarchy.

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(4,497)	$(6,298)
Income tax receivable	—	(23)
Other receivables	(429)	(158)
Other current assets	(23)	15
Increase (decrease) in current liabilities:
Accounts payable	73	(601)
Accrued compensation expense	3,642	4,315
Accrued liabilities	—	(41)
Taxes other than income tax	(1,101)	(992)
Changes in current assets and current liabilities	$(2,335)	$(3,783)

Cash flows related to interest and income tax were as follows:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Cash paid for interest	$172	$96
Cash paid for income tax	$1	$—

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

As of March 31, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2014, the weighted-average interest rate was 2.2%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of March 31, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.4x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of March 31, 2014.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2013	$349,986
Net income	13,646
Distributions to unitholders	(23,249)
Other comprehensive loss	(948)
Unit-based compensation	86
Balance as of March 31, 2014	$339,521
Accumulated Other Comprehensive Income
The following table presents balances of and changes in accumulated other comprehensive income by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Accumulated Other Comprehensive Income (Loss)
	(Thousands of Dollars)
Balance as of January 1, 2014	$(9,417)	$18,358	$8,941
Other comprehensive loss before reclassification adjustments	(219)	—	(219)
Amounts reclassified from accumulated other comprehensive loss (a)	—	(729)	(729)
Other comprehensive loss	(219)	(729)	(948)
Balance as of March 31, 2014	$(9,636)	$17,629	$7,993

(a)
We recognized the net loss reclassified into income as general and administrative expenses. These amounts are components of net periodic pension cost and NuStar Energy reimburses us for these employee costs. See Note 11 for details of our net periodic pension cost.

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,248	$23,222

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
March 31, 2014 (a)	$0.545	$23,248	May 7, 2014	May 15, 2014
December 31, 2013	$0.545	$23,249	February 10, 2014	February 18, 2014

(a)	The distribution was announced on April 23, 2014.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. The computation of diluted net income per unit for the three months ended March 31, 2014 excludes outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. The outstanding options to purchase NuStar GP Holdings units totaled 289,100 as of March 31, 2014.

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2014	2013	2014	2013
	(Thousands of Dollars)
For the three months ended March 31:
Components of net periodic benefit cost:
Service cost	$2,012	$4,080	$94	$293
Interest cost	1,057	1,259	93	235
Expected return on assets	(1,144)	(1,134)	—	—
Amortization of prior service credit	(516)	(10)	(286)	(50)
Amortization of net loss	45	518	28	52
Net periodic benefit cost before other charges	1,454	4,713	(71)	530
Other charges (b)	—	180	—	—
Net periodic benefit cost	$1,454	$4,893	$(71)	$530

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan.

(b)	Other charges in 2013 relate to NuStar Energy’s sale of its fuels refinery in San Antonio, Texas and related assets on January 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2013, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of March 31, 2014, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,244,845 common units of NuStar Energy representing a 12.9% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey.

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

On February 26, 2014, NuStar Energy sold its then remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV), which constituted all of NuStar Energy’s equity interest it retained after the first sale in 2012. The purchaser, Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, now owns 100% of Asphalt JV. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,
	2014	2013	Change
Equity in earnings of NuStar Energy	$14,390	$12,144	$2,246
General and administrative expenses	(872)	(800)	(72)
Other income, net	17	81	(64)
Interest expense, net	(222)	(173)	(49)
Income before income tax benefit (expense)	13,313	11,252	2,061
Income tax benefit (expense)	333	(177)	510
Net income	$13,646	$11,075	$2,571
Basic and diluted net income per unit	$0.32	$0.26	$0.06

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended March 31,
	2014	2013	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$849,213	$998,186	$(148,973)
Cost of product sales	594,959	752,254	(157,295)
Operating expenses	106,065	113,517	(7,452)
Depreciation and amortization expense	43,651	39,065	4,586
Segment operating income	104,538	93,350	11,188
General and administrative expenses	20,856	27,494	(6,638)
Other depreciation and amortization expense	2,579	2,498	81
Operating income	$81,103	$63,358	$17,745

Income from continuing operations	$42,996	$19,599	$23,397
(Loss) income from discontinued operations, net of tax	(3,359)	4,805	(8,164)
Net income	$39,637	$24,404	$15,233

Net income per unit applicable to limited partners	$0.36	$0.17	$0.19

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income increased $15.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, mainly due to an increase in segment operating income and decreases in the equity in loss of joint ventures and general and administrative expenses. NuStar Energy’s segment operating income increased $11.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to increased segment operating income from NuStar Energy’s pipeline and fuels marketing segments, partially offset by decreased operating income from its storage segment.

In addition, NuStar Energy recorded a loss from discontinued operations for the three months ended March 31, 2014, compared to income from discontinued operations for the three months ended March 31, 2013. NuStar Energy’s discontinued operations include the results of operations of the San Antonio Refinery and related assets, which it sold on January 1, 2013, and certain storage assets that were classified as “Assets held for sale” on NuStar Energy’s consolidated balance sheet as of December 31, 2013.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2014	2013	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$579	$276	$303
General partner incentive distribution rights (IDR)	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,384	11,081	303
Limited partner interest in earnings of NuStar Energy	3,727	1,784	1,943
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$14,390	$12,144	$2,246

Our equity in earnings related to our limited partner interest in NuStar Energy increased for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to an increase in NuStar Energy’s net income per unit applicable to limited partners.

TRENDS AND OUTLOOK
We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

Overall, NuStar Energy expects its earnings for the second quarter of 2014 to be higher than the second quarter of 2013.

NuStar Energy’s Pipeline Segment
NuStar Energy expects that its pipeline segment earnings for the second quarter of 2014 will exceed the comparable period in 2013 and the first quarter of 2014, mainly due to higher throughputs in the Eagle Ford Shale region. This increase in throughputs is due to continued growth in the region, a completed pipeline expansion project in third quarter of 2013 and the completion of the expansion of NuStar Energy’s private dock at its Corpus Christi North Beach terminal in the first quarter of 2014. Both of these expansion projects increased NuStar Energy’s South Texas crude oil pipeline system’s overall capacity to ship barrels into Corpus Christi.

In the second quarter of 2014, NuStar Energy also expects to benefit from increased throughputs following the completion of another pipeline expansion project in the Eagle Ford Shale region and reduced turnaround activity at its customers’ refineries. NuStar Energy expects full-year earnings for 2014 to exceed 2013 mainly due to the benefit of increased throughputs described above and the July 1, 2014 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

NuStar Energy’s Storage Segment
NuStar Energy expects storage segment earnings for the second quarter of 2014 to be lower than the second quarter of 2013, mainly due to lower profit sharing benefits at its St. James, Louisiana terminal resulting from the narrowing of the LLS to WTI spread. NuStar Energy expects its storage segment to continue to benefit from the fourth quarter of 2013 completion of a second rail-car offloading facility at NuStar Energy’s St. James, Louisiana terminal and from additional storage throughputs associated with the completion of Eagle Ford Shale projects. However, reduced demand and lower profit sharing mentioned above has negatively affected NuStar Energy’s earnings in the storage segment. Therefore, NuStar Energy expects its second quarter earnings in the storage segment to be comparable to the first quarter of 2014. Also, NuStar Energy’s full-year earnings for 2014 are expected to be comparable to 2013, excluding the non-cash charges in 2013.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects second quarter 2014 results for its fuels marketing segment to be higher than the second quarter of 2013, primarily due to higher projected earnings from NuStar Energy’s bunker fuel operations.  In the third quarter of 2013, NuStar Energy entered into a new bunker fuel supply agreement, which reduced its working capital requirements and allowed NuStar Energy to reduce operating costs. NuStar Energy expects these reduced operating costs to continue to benefit this segment in 2014 as compared to 2013.  NuStar Energy expects earnings for the second quarter of 2014 to be lower than the first quarter of 2014 as the first quarter benefited from seasonal increased demand in the cruise line business. Although, NuStar Energy expects the full-year 2014 results in this segment to exceed 2013 results, earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

This quarter, NuStar Energy reduced its earnings volatility and working capital requirements through the completion of the sale of NuStar Energy’s remaining 50% ownership interest in Asphalt JV. NuStar Energy expects its net income for the remainder of 2014 to benefit from positive equity in earnings of joint ventures.

NuStar Energy’s outlook for the partnership may change as it is based on its continuing evaluation of a number of factors, including factors outside NuStar Energy’s control, such as the price of crude oil, the state of the economy and changes to refinery maintenance schedules, that affect demand for crude oil, refined products and ammonia, as well as demand for its transportation and storage services.

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDR that we own. Due to our ownership of NuStar Energy’s IDR, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on its behalf, which are primarily employee-related costs.
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and the IDR:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Limited partner interest – common units	11,211	11,280
Total cash distributions to us	$23,977	$24,046
Distributions to us as a percentage of total cash distributions	24.5%	24.5%
Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013
Cash distributions received from NuStar Energy for each of the three months ended March 31, 2014 and 2013 were $24.0 million. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $23.2 million for each of the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2014, the weighted-average interest rate was 2.2%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.5-to-1.0 for two rolling periods. As of March 31, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.4x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of March 31, 2014.

We are in discussions with lenders to renew or replace the 2013 Credit Facility.

Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors, to service debt we may incur, if any, and to fund general and administrative expenses, future distributions and other miscellaneous uses of cash. The following table reflects our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,248	$23,222
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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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
May 8, 2014

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 8, 2014

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Vice President and Controller
May 8, 2014