Form 10-Q
period 2014-06-30
NuStar GP Holdings, LLC
filed 2014-08-05
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2014 was 42,707,607.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,527	$1,603
Receivable from related parties	14,588	9,617
Income tax receivable	1,198	1,198
Other receivables	615	77
Deferred income tax assets, net	—	1,047
Other current assets	217	245
Total current assets	18,145	13,787
Investment in NuStar Energy L.P.	343,243	357,456
Long-term receivable from related party	40,432	41,139
Total assets	$401,820	$412,382
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	351	324
Accrued compensation expense	18,013	12,318
Accrued liabilities	362	536
Deferred income tax liabilities, net	1,222	—
Taxes other than income tax	570	1,240
Total current liabilities	46,518	40,418
Deferred income tax liabilities, net	1,125	3,671
Long-term liabilities	22,076	18,307
Commitments and contingencies (Note 8)
Members’ equity	324,090	341,045
Accumulated other comprehensive income	8,011	8,941
Total members’ equity	332,101	349,986
Total liabilities and members’ equity	$401,820	$412,382
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equity in earnings of NuStar Energy L.P.	$16,739	$13,417	$31,129	$25,561
General and administrative expenses	(880)	(618)	(1,752)	(1,418)
Other income, net	196	18	213	99
Interest expense, net	(231)	(170)	(453)	(343)
Income before income tax (expense) benefit	15,824	12,647	29,137	23,899
Income tax (expense) benefit	(56)	(88)	277	(265)
Net income	$15,768	$12,559	$29,414	$23,634
Comprehensive income	$15,786	$12,648	$28,484	$23,920
Basic and diluted net income per unit	$0.37	$0.29	$0.69	$0.55
Weighted-average number of basic units outstanding	42,658,178	42,618,376	42,657,235	42,612,057
Weighted-average number of diluted units outstanding	42,687,795	42,618,376	42,672,125	42,612,057
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$29,414	$23,634
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(31,129)	(25,561)
Distributions of equity in earnings from NuStar Energy L.P.	31,129	25,561
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(213)	(99)
(Benefit) provision for deferred income tax	(277)	294
Changes in current assets and liabilities (Note 6)	(1,244)	49
Increase in long-term receivable from related party	(653)	(8,623)
Increase in long-term liabilities	3,769	8,249
Other, net	152	91
Net cash provided by operating activities	30,948	23,595
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	16,805	22,544
Investment in NuStar Energy L.P.	(3,484)	—
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	2,152	1,262
Net cash provided by investing activities	15,473	23,806
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	26,000	18,500
Repayment of short-term debt	(26,000)	(20,000)
Distributions to unitholders	(46,497)	(46,445)
Net cash used in financing activities	(46,497)	(47,945)
Net decrease in cash and cash equivalents	(76)	(544)
Cash and cash equivalents as of the beginning of the period	1,603	2,597
Cash and cash equivalents as of the end of the period	$1,527	$2,053
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2014, we owned approximately 14.9% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,253,584 common units of NuStar Energy representing a 12.9% limited partner interest.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless otherwise indicated. Financial information for the three and six months ended June 30, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted for public entities. We are currently assessing the impact of this new guidance on our financial statements and disclosures.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. INVESTMENT IN NUSTAR ENERGY
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below (in thousands of dollars):

	June 30, 2014	December 31, 2013
	(Unaudited)
Balance Sheet Information:
Current assets	$468,118	$633,549
Property, plant and equipment, net	3,345,136	3,310,653
Goodwill	617,429	617,429
Other non-current assets	465,096	470,555
Total assets	$4,895,779	$5,032,186
Current liabilities	$271,748	$392,572
Long-term debt	2,726,629	2,655,553
Other non-current liabilities	88,043	80,267
Total liabilities	3,086,420	3,128,392
NuStar Energy partners’ equity	1,808,370	1,902,136
Noncontrolling interest	989	1,658
Total liabilities and partners’ equity	$4,895,779	$5,032,186

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$749,745	$902,014	$1,598,958	$1,900,200
Operating income	$89,354	$76,972	$170,457	$140,330

Income from continuing operations	$57,187	$34,712	$100,183	$54,311
(Loss) income from discontinued operations, net of tax	(1,788)	(1,743)	(5,147)	3,062
Net income	$55,399	$32,969	$95,036	$57,373
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	June 30, 2014	December 31, 2013
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,808,370	$1,902,136
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	269,447	283,418
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	73,796	74,038
Investment in NuStar Energy	$343,243	$357,456

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS

We had a receivable from related parties of $14.6 million and $9.6 million as of June 30, 2014 and December 31, 2013, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $40.4 million and $41.1 million as of June 30, 2014 and December 31, 2013, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit- based compensation	$50,016	$46,292	$94,353	$99,197
Other expenses	$86	$84	$180	$177
NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2014, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.4 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.
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

Asphalt JV Services Agreement. NuStar GP, LLC and Asphalt JV were a party to a services agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV for an annual fee totaling $10.0 million, subject to adjustment (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement terminated on June 30, 2014. The aggregate amounts charged under the Asphalt JV Services Agreement were $1.5 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partner distribution	11,223	11,272	22,434	22,552
Total distributions to NuStar GP Holdings	23,989	24,038	47,966	48,084
Public unitholders’ distributions	74,062	74,013	148,136	148,018
Total cash distributions	$98,051	$98,051	$196,102	$196,102
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
June 30, 2014 (a)	$1.095	$98,051	August 6, 2014	August 11, 2014
March 31, 2014	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on July 25, 2014.

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

The following liabilities are measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$11,899	$—	$—	$11,899
NuStar Energy unit options	—	1,198	—	1,198
Total	$11,899	$1,198	$—	$13,097

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$6,224	$—	$—	$6,224
NuStar Energy unit options	—	29	—	29
Total	$6,224	$29	$—	$6,253

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted average assumptions:

	June 30, 2014	December 31, 2013
Expected life in years	5.9	5.8
Expected volatility	26.7%	26.4%
Expected distribution yield	7.1%	8.6%
Risk-free interest rate	0.1%	0.1%
Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments approximate their carrying amounts. The fair value of our short-term debt would fall in Level 2 of the fair value hierarchy.

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2014	2013
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(5,522)	$(2,011)
Income tax receivable	—	6
Other receivables	(538)	147
Other current assets	(62)	(110)
Increase (decrease) in current liabilities:
Accounts payable	27	(626)
Accrued compensation expense	5,695	3,593
Accrued liabilities	(174)	(77)
Taxes other than income tax	(670)	(873)
Changes in current assets and current liabilities	$(1,244)	$49

Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2014	2013
	(Thousands of Dollars)
Cash paid for interest	$326	$246
Cash paid (refunded) for income tax	$1	$(35)

7. CREDIT FACILITY
Our revolving credit agreement dated June 28, 2013, as amended on June 17, 2014, will mature on June 27, 2015 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of June 30, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of June 30, 2014, the weighted-average interest rate was 2.2%.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of June 30, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.0x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of June 30, 2014.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2013	$349,986
Net income	29,414
Distributions to unitholders	(46,497)
Other comprehensive loss	(930)
Unit-based compensation	128
Balance as of June 30, 2014	$332,101
Accumulated Other Comprehensive Income
The following table presents balances of and changes in accumulated other comprehensive income by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2014	$(9,417)	$18,358	$8,941
Other comprehensive income (loss) before reclassification adjustments	1,047	—	1,047
Amounts reclassified from accumulated other comprehensive loss (a)	—	(1,977)	(1,977)
Other comprehensive income (loss)	1,047	(1,977)	(930)
Balance as of June 30, 2014	$(8,370)	$16,381	$8,011

(a)
We recognized the net loss reclassified into income as general and administrative expenses. These amounts are components of net periodic pension cost and NuStar Energy reimburses us for these employee costs. See Note 11 for details of our net periodic pension cost.

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,250	$23,236	$46,498	$46,458

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
June 30, 2014 (a)	$0.545	$23,250	August 6, 2014	August 14, 2014
March 31, 2014	$0.545	$23,248	May 7, 2014	May 15, 2014
December 31, 2013	$0.545	$23,249	February 10, 2014	February 18, 2014

(a)	The distribution was announced on July 25, 2014.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. The computation of diluted net income per unit for the three and six months ended June 30, 2013 excludes 289,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic units outstanding:
Weighted-average number of basic units outstanding	42,658,178	42,618,376	42,657,235	42,612,057
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,658,178	42,618,376	42,657,235	42,612,057
Effect of dilutive securities	29,617	—	14,890	—
Weighted-average number of diluted units outstanding	42,687,795	42,618,376	42,672,125	42,612,057

NUSTAR GP HOLDINGS, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2014	2013	2014	2013
	(Thousands of Dollars)
For the three months ended June 30:
Service cost	$2,012	$4,080	$94	$293
Interest cost	1,056	1,259	93	235
Expected return on assets	(1,144)	(1,134)	—	—
Amortization of prior service credit	(516)	(10)	(286)	(50)
Amortization of net (gain) loss	(260)	518	28	52
Other (b)	(214)	—	—	—
Net periodic benefit cost	$934	$4,713	$(71)	$530

For the six months ended June 30:
Service cost	$4,024	$8,160	$188	$586
Interest cost	2,113	2,518	186	470
Expected return on assets	(2,288)	(2,268)	—	—
Amortization of prior service credit	(1,032)	(20)	(572)	(100)
Amortization of net (gain) loss	(215)	1,036	56	104
Other (b)	(214)	180	—	—
Net periodic benefit cost	$2,388	$9,606	$(142)	$1,060

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan (the SERP).

(b)
In 2014, other relates to a settlement credit associated with the SERP and in 2013 includes charges related to NuStar Energy’s sale of its fuels refinery in San Antonio, Texas and related assets on January 1, 2013.

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

OVERVIEW
NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly traded Delaware limited liability company. Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	New Accounting Pronouncement
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of June 30, 2014, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,253,584 common units of NuStar Energy representing a 12.9% limited partner interest.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2014	2013	Change
Equity in earnings of NuStar Energy	$16,739	$13,417	$3,322
General and administrative expenses	(880)	(618)	(262)
Other income, net	196	18	178
Interest expense, net	(231)	(170)	(61)
Income before income tax expense	15,824	12,647	3,177
Income tax expense	(56)	(88)	32
Net income	$15,768	$12,559	$3,209
Basic and diluted net income per unit	$0.37	$0.29	$0.08

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended June 30,
	2014	2013	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$749,745	$902,014	$(152,269)
Cost of product sales	473,755	648,766	(175,011)
Operating expenses	115,537	111,315	4,222
Depreciation and amortization expense	45,382	42,709	2,673
Segment operating income	115,071	99,224	15,847
General and administrative expenses	23,163	19,653	3,510
Other depreciation and amortization expense	2,554	2,599	(45)
Operating income	$89,354	$76,972	$12,382

Income from continuing operations	$57,187	$34,712	$22,475
Loss from discontinued operations, net of tax	(1,788)	(1,743)	(45)
Net income	$55,399	$32,969	$22,430

Net income per unit applicable to limited partners	$0.56	$0.28	$0.28

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income increased $22.4 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to an increase of $15.8 million in its segment operating income resulting from improvements in all three reportable segments. Additionally, NuStar Energy recorded equity in earnings of joint ventures of $3.3 million for the three months ended June 30, 2014, compared to a loss in equity of joint ventures of $10.1 million for the three months ended June 30, 2013, primarily due to losses from its investment in Asphalt JV for the three months ended June 30, 2013.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,
	2014	2013	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$894	$446	$448
General partner incentive distribution rights (IDR)	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,699	11,251	448
Limited partner interest in earnings of NuStar Energy	5,761	2,887	2,874
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$16,739	$13,417	$3,322

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to an increase in NuStar Energy’s net income.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,
	2014	2013	Change
Equity in earnings of NuStar Energy	$31,129	$25,561	$5,568
General and administrative expenses	(1,752)	(1,418)	(334)
Other income, net	213	99	114
Interest expense, net	(453)	(343)	(110)
Income before income tax benefit (expense)	29,137	23,899	5,238
Income tax benefit (expense)	277	(265)	542
Net income	$29,414	$23,634	$5,780
Basic and diluted net income per unit	$0.69	$0.55	$0.14

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Six Months Ended June 30,
	2014	2013	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,598,958	$1,900,200	$(301,242)
Cost of product sales	1,068,714	1,401,020	(332,306)
Operating expenses	221,602	224,832	(3,230)
Depreciation and amortization expense	89,033	81,774	7,259
Segment operating income	219,609	192,574	27,035
General and administrative expenses	44,019	47,147	(3,128)
Other depreciation and amortization expense	5,133	5,097	36
Operating income	$170,457	$140,330	$30,127

Income from continuing operations	$100,183	$54,311	$45,872
(Loss) income from discontinued operations, net of tax	(5,147)	3,062	(8,209)
Net income	$95,036	$57,373	$37,663

Net income per unit applicable to limited partners	$0.92	$0.45	$0.47

Cash distributions per unit applicable to limited partners	$2.190	$2.190	$—

NuStar Energy’s net income increased $37.7 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to an increase in its income from continuing operations, which benefitted from higher segment operating income and a decrease in the equity in loss of joint ventures. NuStar Energy’s segment operating income increased $27.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased segment operating income from its pipeline and fuels marketing segments, partially offset by decreased segment operating income from its storage segment.

Partially offsetting the improvements in NuStar Energy’s income from continuing operations, NuStar Energy recorded a loss from discontinued operations for the six months ended June 30, 2014, compared to income from discontinued operations for the six months ended June 30, 2013. NuStar Energy’s discontinued operations include the results of operations of certain storage assets that were classified as “Assets held for sale” on its consolidated balance sheet beginning December 31, 2013, as well as the results of operations of the San Antonio Refinery and related assets, which NuStar Energy sold on January 1, 2013.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2014	2013	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,473	$722	$751
General partner incentive distribution rights (IDR)	21,610	21,610	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	23,083	22,332	751
Limited partner interest in earnings of NuStar Energy	9,488	4,671	4,817
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—
Equity in earnings of NuStar Energy	$31,129	$25,561	$5,568

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to an increase in NuStar Energy’s net income.

TRENDS AND OUTLOOK
We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

Overall, NuStar Energy expects its earnings for the third quarter of 2014 to be higher than the third quarter of 2013.

NuStar Energy’s Pipeline Segment
NuStar Energy expects that its pipeline segment earnings for the third quarter of 2014 will exceed the comparable period in 2013 and the second quarter of 2014, mainly due to higher throughputs on NuStar Energy’s pipelines serving the Eagle Ford Shale region. This increase in throughputs is due to continued growth in the region and expansion projects NuStar Energy completed in the first half of 2014 and in the third quarter of 2013, which increased its system’s overall capacity. NuStar Energy expects its full-year earnings for 2014 to exceed 2013 mainly due to the benefit of the increased throughputs described above, reduced turnaround activity at its customers’ refineries and the July 1, 2014 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

NuStar Energy’s Storage Segment
NuStar Energy expects storage segment earnings for the third quarter of 2014 to be higher than the third quarter of 2013, mainly due to additional storage throughputs at its Corpus Christi North Beach terminal associated with the completion of Eagle Ford Shale projects and the benefit from the fourth quarter of 2013 completion of a second rail-car offloading facility at NuStar Energy’s St. James, Louisiana terminal. However, NuStar Energy expects its third quarter earnings to be lower than the second quarter due to seasonal maintenance expense at certain terminals.

NuStar Energy’s full-year earnings for 2014 are expected to be comparable to 2013, excluding the non-cash charges in 2013. Higher earnings in 2014 at NuStar Energy’s North Beach terminal and from the second rail-car unloading facility at its St. James terminal discussed above are expected to be offset by weak West Coast storage demand and the narrowing price differential of two widely traded crude oil grades (LLS and WTI), which has a negative impact on NuStar Energy’s profit sharing results, as well as unit train demand at its St. James terminal.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects third quarter of 2014 results for its fuels marketing segment to be comparable to the second quarter of 2014 and higher than the third quarter of 2013. NuStar Energy expects the third quarter of 2014 to continue to benefit from improvements in its bunker fuel operations. Although NuStar Energy expects the full-year 2014 results in this segment to exceed 2013 results, earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

NuStar Energy’s outlook for the partnership, and for any of its segments, may change as it is based on NuStar Energy’s continuing evaluation of a number of factors, including factors outside its control, such as the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and ammonia, demand for its transportation and storage services, and changes in laws or regulations affecting NuStar Energy’s assets.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and the IDR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095	$2.190	$2.190
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051	$196,102	$196,102
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Limited partner interest – common units	11,223	11,272	22,434	22,552
Total cash distributions to us	$23,989	$24,038	$47,966	$48,084
Distributions to us as a percentage of total cash distributions	24.5%	24.5%	24.5%	24.5%
Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013
Cash distributions received from NuStar Energy for the six months ended June 30, 2014 were $47.9 million compared to $48.1 million for the six months ended June 30, 2013. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $46.5 million for the six months ended June 30, 2014, compared to $46.4 million for the six months ended June 30, 2013.

Credit Facility
Our revolving credit agreement dated June 28, 2013, as amended on June 17, 2014, will mature on June 27, 2015 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of June 30, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of June 30, 2014, the weighted-average interest rate was 2.2%.

The terms of the 2013 Credit Facility require NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of June 30, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.0x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,250	$23,236	$46,498	$46,458
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

NEW ACCOUNTING PRONOUNCEMENT
Please refer to Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of the new accounting pronouncement.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

10.01
First Amendment to 364-Day Revolving Credit Agreement dated as of June 17, 2014 among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.01 of NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 23, 2014)

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

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Bradley C. Barron
Bradley C. Barron
President and Chief Executive Officer
August 5, 2014

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 5, 2014

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 5, 2014