Form 10-Q
period 2014-09-30
NuStar GP Holdings, LLC
filed 2014-11-06
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2014 was 42,823,907.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,406	$1,603
Receivable from related parties	14,393	9,617
Income tax receivable	1,601	1,198
Other receivables	526	77
Deferred income tax assets, net	4,516	1,047
Other current assets	146	245
Total current assets	24,588	13,787
Investment in NuStar Energy L.P.	347,047	357,456
Long-term receivable from related party	30,489	41,139
Total assets	$402,124	$412,382
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	21	324
Accrued compensation expense	23,008	12,318
Accrued liabilities	400	536
Taxes other than income tax	924	1,240
Total current liabilities	50,353	40,418
Deferred income tax liabilities, net	6,668	3,671
Long-term liabilities	15,467	18,307
Commitments and contingencies (Note 8)
Members’ equity	322,595	341,045
Accumulated other comprehensive income	7,041	8,941
Total members’ equity	329,636	349,986
Total liabilities and members’ equity	$402,124	$412,382
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity in earnings of NuStar Energy L.P.	$17,770	$13,462	$48,899	$39,023
General and administrative expenses	(877)	(941)	(2,629)	(2,359)
Other income (expense), net	354	(9)	567	90
Interest expense, net	(216)	(191)	(669)	(534)
Income before income tax benefit (expense)	17,031	12,321	46,168	36,220
Income tax benefit (expense)	608	(286)	885	(551)
Net income	$17,639	$12,035	$47,053	$35,669
Comprehensive income	$16,669	$14,501	$45,153	$38,421
Basic and diluted net income per unit	$0.41	$0.29	$1.10	$0.84
Weighted-average number of basic units outstanding	42,702,185	42,624,518	42,672,383	42,616,256
Weighted-average number of diluted units outstanding	42,757,393	42,624,518	42,700,860	42,616,256
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$47,053	$35,669
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(48,899)	(39,023)
Distributions of equity in earnings from NuStar Energy L.P.	48,899	39,023
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(567)	(90)
(Benefit) provision for deferred income tax	(472)	551
Changes in current assets and liabilities (Note 6)	10,457	(8,100)
Decrease (increase) in long-term receivable from related party	8,272	(11,503)
(Decrease) increase in long-term liabilities	(8,840)	11,129
Other, net	219	141
Net cash provided by operating activities	56,122	27,797
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	23,010	33,120
Investment in NuStar Energy L.P.	(18,019)	—
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	6,464	1,380
Net cash provided by investing activities	11,455	34,500
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	26,000	26,000
Repayment of short-term debt	(26,000)	(20,000)
Distributions to unitholders	(69,747)	(69,681)
Proceeds from the exercise of unit options	4,127	—
Other, net	(154)	—
Net cash used in financing activities	(65,774)	(63,681)
Net increase (decrease) in cash and cash equivalents	1,803	(1,384)
Cash and cash equivalents as of the beginning of the period	1,603	2,597
Cash and cash equivalents as of the end of the period	$3,406	$1,213
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2014, we owned approximately 15.1% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,409,101 common units of NuStar Energy representing a 13.1% limited partner interest.

NuStar Energy is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom.
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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective transition methods. Early adoption is not permitted for public entities. We are currently assessing the impact of this new guidance on our financial statements and disclosures.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. INVESTMENT IN NUSTAR ENERGY
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	September 30, 2014	December 31, 2013
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$407,949	$633,549
Property, plant and equipment, net	3,391,430	3,310,653
Goodwill	617,429	617,429
Other non-current assets	460,559	470,555
Total assets	$4,877,367	$5,032,186
Current liabilities	$299,122	$392,572
Long-term debt	2,731,551	2,655,553
Other non-current liabilities	78,049	80,267
Total liabilities	3,108,722	3,128,392
NuStar Energy partners’ equity	1,768,645	1,902,136
Noncontrolling interest	—	1,658
Total liabilities and partners’ equity	$4,877,367	$5,032,186

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$794,422	$778,145	$2,393,380	$2,678,345
Operating income	$95,098	$68,751	$265,555	$209,081

Income from continuing operations	$59,117	$35,682	$159,300	$89,993
Income (loss) from discontinued operations, net of tax	2,831	(2,446)	(2,316)	616
Net income	$61,948	$33,236	$156,984	$90,609
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	September 30, 2014	December 31, 2013
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,768,645	$1,902,136
NuStar GP Holdings’ ownership interest in NuStar Energy	15.1%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	267,065	283,418
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	79,982	74,038
Investment in NuStar Energy	$347,047	$357,456

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS

We had a receivable from related parties of $14.4 million and $9.6 million as of September 30, 2014 and December 31, 2013, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $30.5 million and $41.1 million as of September 30, 2014 and December 31, 2013, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit- based compensation	$49,793	$42,736	$144,146	$141,933
Other expenses	$197	$167	$377	$344
NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2014, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. The aggregate amounts of Holdco Administrative Services Expense that we incurred were $0.4 million for the three months ended September 30, 2014 and 2013, and $1.3 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.
Axeon
On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon. As a result of the Asphalt JV Sale, we ceased reporting transactions between us and Axeon as related party transactions in consolidated financial statements on February 26, 2014.

Axeon Services Agreement. NuStar GP, LLC and Axeon were a party to a services agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Axeon for an annual fee totaling $10.0 million, subject to adjustment (the Axeon Services Agreement). The Axeon Services Agreement terminated on June 30, 2014. The aggregate amount charged under the Axeon Services Agreement was $1.6 million for the three months ended September 30, 2013, and $3.1 million and $6.3 million for the nine months ended September 30, 2014 and 2013, respectively.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,883
General partner incentive distribution	10,805	10,805	32,415	32,415
Total general partner distribution	12,766	12,766	38,298	38,298
Limited partner distribution	11,380	11,268	33,814	33,820
Total distributions to NuStar GP Holdings	24,146	24,034	72,112	72,118
Public unitholders’ distributions	73,905	74,017	222,041	222,035
Total cash distributions	$98,051	$98,051	$294,153	$294,153
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2014 (a)	$1.095	$98,051	November 10, 2014	November 14, 2014
June 30, 2014	$1.095	$98,051	August 6, 2014	August 11, 2014
March 31, 2014	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on October 31, 2014.

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following liabilities are measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$15,421	$—	$—	$15,421
NuStar Energy unit options	—	1,477	—	1,477
Total	$15,421	$1,477	$—	$16,898

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$6,224	$—	$—	$6,224
NuStar Energy unit options	—	29	—	29
Total	$6,224	$29	$—	$6,253

The fair value of our accrued compensation expense for NuStar Energy restricted units and performance awards is determined using the NuStar Energy unit price at the reporting date. The fair value of our accrued compensation expense for NuStar Energy unit options is determined using the Black-Scholes option-pricing model on the reporting date based on the following weighted average assumptions:

	September 30, 2014	December 31, 2013
Expected life in years	5.4	5.8
Expected volatility	25.1%	26.4%
Expected distribution yield	6.6%	8.6%
Risk-free interest rate	0.1%	0.1%
Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments approximate their carrying amounts. The fair value of our short-term debt would fall in Level 2 of the fair value hierarchy.

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$1,338	$(9,654)
Income tax receivable	(403)	885
Other receivables	(386)	147
Other current assets	(27)	(60)
Increase (decrease) in current liabilities:
Accounts payable	(303)	(523)
Accrued compensation expense	10,690	2,058
Accrued liabilities	(136)	(24)
Taxes other than income tax	(316)	(929)
Changes in current assets and current liabilities	$10,457	$(8,100)

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Thousands of Dollars)
Cash paid for interest	$503	$384
Cash refunded for income tax	$(7)	$(885)

7. CREDIT FACILITY
Our revolving credit agreement dated June 28, 2013, as amended on June 17, 2014, will mature on June 27, 2015 and has a borrowing capacity of up to $40.0 million, of which up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of September 30, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of September 30, 2014, the weighted-average interest rate was 2.2%.

The 2013 Credit Facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the 2013 Credit Facility requires NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of September 30, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.0x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of September 30, 2014.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2013	$349,986
Net income	47,053
Distributions to unitholders	(69,747)
Other comprehensive loss	(1,900)
Unit-based compensation	4,270
Other	(26)
Balance as of September 30, 2014	$329,636

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income
The following table presents balances of and changes in accumulated other comprehensive income by component:

	Share of NuStar Energy’s Other Comprehensive (Loss) Income	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2014	$(9,417)	$18,358	$8,941
Other comprehensive income before reclassification adjustments	478	—	478
Amounts reclassified from accumulated other comprehensive loss (a)	—	(2,378)	(2,378)
Other comprehensive income (loss)	478	(2,378)	(1,900)
Balance as of September 30, 2014	$(8,939)	$15,980	$7,041

(a)
We recognized the net loss reclassified into income as general and administrative expenses. These amounts are components of net periodic pension cost and NuStar Energy reimburses us for these employee costs. See Note 11 for details of our net periodic pension cost.

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,351	$23,231	$69,849	$69,689

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2014 (a)	$0.545	$23,351	November 10, 2014	November 19, 2014
June 30, 2014	$0.545	$23,250	August 6, 2014	August 14, 2014
March 31, 2014	$0.545	$23,248	May 7, 2014	May 15, 2014
December 31, 2013	$0.545	$23,249	February 10, 2014	February 18, 2014

(a)	The distribution was announced on October 31, 2014.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. The computation of diluted net income per unit for the three and nine months ended September 30, 2013 excludes 289,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic units outstanding:
Weighted-average number of basic units outstanding	42,702,185	42,624,518	42,672,383	42,616,256
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,702,185	42,624,518	42,672,383	42,616,256
Effect of dilutive securities	55,208	—	28,477	—
Weighted-average number of diluted units outstanding	42,757,393	42,624,518	42,700,860	42,616,256

11. EMPLOYEE BENEFIT PLANS

In August 2014, we contributed $8.0 million to the pension plan. The components of net periodic benefit cost related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2014	2013	2014	2013
	(Thousands of Dollars)
For the three months ended September 30:
Service cost	$2,012	$4,080	$94	$293
Interest cost	1,056	1,259	93	235
Expected return on assets	(1,144)	(1,134)	—	—
Amortization of prior service credit	(516)	(10)	(286)	(50)
Amortization of net loss	197	518	29	52
Other (b)	175	1,044	—	—
Net periodic benefit cost	$1,780	$5,757	$(70)	$530

For the nine months ended September 30:
Service cost	$6,036	$12,240	$282	$879
Interest cost	3,169	3,777	279	705
Expected return on assets	(3,432)	(3,402)	—	—
Amortization of prior service credit	(1,548)	(30)	(858)	(150)
Amortization of net (gain) loss	(18)	1,554	85	156
Other (b)	(39)	1,224	—	—
Net periodic benefit cost	$4,168	$15,363	$(212)	$1,590

(a)	Includes amounts related to the pension plan, the excess pension plan and the supplemental executive retirement plan (the SERP).

(b)
In 2014, other relates to a settlement credit associated with the SERP in the second quarter and a settlement charge associated with the excess pension plan in the third quarter. In 2013, other includes settlement charges for retirees under the excess pension plan in the third quarter and a charge related to NuStar Energy’s sale of its fuels refinery in San Antonio, Texas and related assets on January 1, 2013.

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
If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement. Other unknown or unpredictable factors could also have material adverse effects on our future results. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q. We do not intend to update these statements unless we are required by the securities laws to do so, and we undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW
NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly traded Delaware limited liability company. Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncement
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of September 30, 2014, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights (IDR) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,409,101 common units of NuStar Energy representing a 13.1% limited partner interest.
We account for our ownership interest in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom.

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

On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC, which constituted all of NuStar Energy’s equity interest it retained after the first sale in 2012. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). The purchaser, Lindsay Goldberg LLC, a private investment firm, now owns 100% of Axeon.

On January 1, 2013, NuStar Energy sold its fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets for approximately $117.0 million (the San Antonio Refinery Sale). NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,
	2014	2013	Change
Equity in earnings of NuStar Energy	$17,770	$13,462	$4,308
General and administrative expenses	(877)	(941)	64
Other income (expense), net	354	(9)	363
Interest expense, net	(216)	(191)	(25)
Income before income tax benefit (expense)	17,031	12,321	4,710
Income tax benefit (expense)	608	(286)	894
Net income	$17,639	$12,035	$5,604
Basic and diluted net income per unit	$0.41	$0.29	$0.12

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended September 30,
	2014	2013	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$794,422	$778,145	$16,277
Cost of product sales	509,794	527,217	(17,423)
Operating expenses	115,964	117,101	(1,137)
Depreciation and amortization expense	46,118	43,714	2,404
Segment operating income	122,546	90,113	32,433
General and administrative expenses	24,967	18,831	6,136
Other depreciation and amortization expense	2,481	2,531	(50)
Operating income	$95,098	$68,751	$26,347

Income from continuing operations	$59,117	$35,682	$23,435
Income (loss) from discontinued operations, net of tax	2,831	(2,446)	5,277
Net income	$61,948	$33,236	$28,712

Net income per unit applicable to limited partners	$0.64	$0.28	$0.36

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income increased $28.7 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to an increase of $32.4 million in its segment operating income, resulting from improvements in all three of NuStar Energy’s reportable segments.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2014	2013	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,025	$452	$573
General partner incentive distribution rights (IDR)	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,830	11,257	573
Limited partner interest in earnings of NuStar Energy	6,661	2,926	3,735
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$17,770	$13,462	$4,308

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due to an increase in NuStar Energy’s net income.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,
	2014	2013	Change
Equity in earnings of NuStar Energy	$48,899	$39,023	$9,876
General and administrative expenses	(2,629)	(2,359)	(270)
Other income, net	567	90	477
Interest expense, net	(669)	(534)	(135)
Income before income tax benefit (expense)	46,168	36,220	9,948
Income tax benefit (expense)	885	(551)	1,436
Net income	$47,053	$35,669	$11,384
Basic and diluted net income per unit	$1.10	$0.84	$0.26

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Nine Months Ended September 30,
	2014	2013	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$2,393,380	$2,678,345	$(284,965)
Cost of product sales	1,578,508	1,928,237	(349,729)
Operating expenses	337,566	341,933	(4,367)
Depreciation and amortization expense	135,151	125,488	9,663
Segment operating income	342,155	282,687	59,468
General and administrative expenses	68,986	65,978	3,008
Other depreciation and amortization expense	7,614	7,628	(14)
Operating income	$265,555	$209,081	$56,474

Income from continuing operations	$159,300	$89,993	$69,307
(Loss) income from discontinued operations, net of tax	(2,316)	616	(2,932)
Net income	$156,984	$90,609	$66,375

Net income per unit applicable to limited partners	$1.56	$0.73	$0.83

Cash distributions per unit applicable to limited partners	$3.285	$3.285	$—

NuStar Energy’s net income increased $66.4 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to an increase in its segment operating income of $59.5 million, primarily resulting from improvements in NuStar Energy’s pipeline and fuels marketing segments. Additionally, NuStar Energy recorded equity in earnings of joint ventures of $1.7 million for the nine months ended September 30, 2014, compared to a loss in equity of joint ventures of $26.6 million for the nine months ended September 30, 2013, primarily due to losses from its investment in Axeon in 2013.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2014	2013	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,498	$1,174	$1,324
General partner incentive distribution rights (IDR)	32,415	32,415	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	34,913	33,589	1,324
Limited partner interest in earnings of NuStar Energy	16,149	7,597	8,552
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—
Equity in earnings of NuStar Energy	$48,899	$39,023	$9,876

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to an increase in NuStar Energy’s net income.

TRENDS AND OUTLOOK
We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

NuStar Energy’s Pipeline Segment
NuStar Energy expects its pipeline segment earnings for the fourth quarter of 2014 to exceed the comparable period in 2013, mainly due to higher throughputs on NuStar Energy’s pipelines serving the Eagle Ford Shale region. These increased throughputs are being driven by continued growth in the region, as well as by several expansion projects NuStar Energy completed in the first half of 2014, which increased its system’s overall capacity. Due to higher maintenance expense in the fourth quarter as a result of project delays from earlier in the year, NuStar Energy expects its fourth quarter of 2014 earnings to be comparable to the third quarter of 2014.

NuStar Energy expects its full-year earnings for 2014 to exceed 2013 mainly due to the benefit of the increased throughputs described above, reduced turnaround activity at its customers’ refineries and the July 1, 2014 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

NuStar Energy’s Storage Segment
NuStar Energy expects its storage segment earnings for the fourth quarter of 2014 to be comparable to the fourth quarter of 2013, but lower than the third quarter of 2014, due to higher maintenance expense in the fourth quarter as a result of project delays from earlier in the year at certain terminals.

NuStar Energy’s full-year earnings for 2014 are expected to be comparable to 2013, excluding the impairment charges in 2013. NuStar Energy’s higher earnings in 2014 at its North Beach terminal and from the second rail-car unloading facility at its St. James terminal are expected to be offset by weak West Coast storage demand and the narrowing price differential of two widely traded crude oil grades (LLS and WTI). This narrowing LLS/WTI differential reduces demand for the unit train services NuStar Energy provides at its St. James terminal, which has a negative impact on its profit sharing results and terminal service revenues.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects fourth quarter of 2014 results for its fuels marketing segment to be comparable to the third quarter of 2014 and the fourth quarter of 2013. NuStar Energy expects the full-year 2014 results in this segment to exceed 2013 results mainly due to the benefit from improvements in the bunker fuel operations. However, NuStar Energy’s earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from its forecast.

NuStar Energy’s outlook for the partnership, and for any of its segments, may change as it is based on its continuing evaluation of a number of factors, including factors outside its control, such as the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and ammonia, demand for its transportation and storage services, and changes in laws or regulations affecting NuStar Energy’s assets.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and the IDR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095	$3.285	$3.285
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051	$294,153	$294,153
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961	$5,883	$5,883
General partner incentive distribution	10,805	10,805	32,415	32,415
Limited partner interest – common units	11,380	11,268	33,814	33,820
Total cash distributions to us	$24,146	$24,034	$72,112	$72,118
Distributions to us as a percentage of total cash distributions	24.6%	24.5%	24.5%	24.5%
Cash Flows for the Nine Months Ended September 30, 2014 and September 30, 2013
Cash distributions received from NuStar Energy for the nine months ended September 30, 2014 were $71.9 million compared to $72.1 million for the nine months ended September 30, 2013. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $69.7 million for each of the nine months ended September 30, 2014 and 2013.

Credit Facility
Our revolving credit agreement dated June 28, 2013, as amended on June 17, 2014, will mature on June 27, 2015 and has a borrowing capacity of up to $40.0 million, of which up to $10.0 million may be available for letters of credit (the 2013 Credit Facility). Our obligations under the 2013 Credit Facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of September 30, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the 2013 Credit Facility. Interest on the 2013 Credit Facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of September 30, 2014, the weighted-average interest rate was 2.2%.

The 2013 Credit Facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the 2013 Credit Facility requires NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of September 30, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.0x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the 2013 Credit Facility as of September 30, 2014.

Pension Plan Funding
Please refer to Note 11 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for contributions to the pension plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,351	$23,231	$69,849	$69,689
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

**32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR GP HOLDINGS, LLC
(Registrant)

By:	/s/ Bradley C. Barron
Bradley C. Barron
President and Chief Executive Officer
November 6, 2014

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 6, 2014

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 6, 2014