Form 10-K
period 2014-12-31
NuStar GP Holdings, LLC
filed 2015-02-26
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of units held by non-affiliates was approximately $1,347 million based on the last sales price quoted as of June 30, 2014, the last business day of the registrant’s most recently completed second quarter.
The number of units outstanding as of January 31, 2015 was 42,913,277.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the proxy statement for the registrant’s 2015 annual meeting of unitholders, expected to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into PART III herein.

PART I
Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 26 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

ITEMS 1., 1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW

NuStar GP Holdings, LLC (NuStar GP Holdings), a Delaware limited liability company, was formed in June 2000. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Our principal executive offices are located at 19003 IH-10 West, San Antonio, Texas 78257 and our telephone number is (210) 918-2000.

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. As of December 31, 2014, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,248,179 common units of NuStar Energy representing a 12.9% limited partner interest.

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

NuStar Energy’s partnership agreement requires that it distribute all “Available Cash” to its partners each quarter, defined in its partnership agreement as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by NuStar Energy’s board of directors. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. However, unlike NuStar Energy, we do not have a general partner or incentive distribution rights. Therefore, all of our distributions are made on our units, which are our only class of securities outstanding.

Our internet website address is http://www.nustargpholdings.com. Information contained on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website, free of charge, as soon as reasonably practicable after we file or furnish such material (select the “Investors” link, then the “SEC Filings” link). We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees on our internet website free of charge (select “Investors” link, then the “Corporate Governance” link). Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar GP Holdings, LLC, 19003 IH-10 West, San Antonio, Texas 78257 or corporatesecretary@nustarenergy.com.

RECENT DEVELOPMENTS

On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ, for $142.5 million. Prior to the acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50 percent.

On September 25, 2014, NuStar Energy sold its 75% interest in its facility in Mersin, Turkey for proceeds of $13.4 million.

On February 26, 2014, NuStar Energy sold its then-remaining 50% ownership interest in NuStar Asphalt LLC, which constituted all equity interests in that entity that it retained after the first sale in 2012. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). The purchaser, Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, now owns 100% of Axeon.

ORGANIZATIONAL STRUCTURE

The following chart depicts our organizational structure and relationship with NuStar Energy as of December 31, 2014:

EMPLOYEES

Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC also provide services to NuStar Energy pursuant to the GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2014, NuStar GP, LLC had 1,227 employees. We believe that NuStar GP, LLC has a satisfactory relationship with its employees.

ENVIRONMENTAL AND SAFETY REGULATION

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

PROPERTIES

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

RISK FACTORS

RISKS INHERENT IN AN INVESTMENT IN US

Our only cash generating assets are our ownership interests in NuStar Energy. Our cash flows and ability to make distributions at current levels are, therefore, completely dependent upon the ability of NuStar Energy to make cash distributions at current levels to its partners, including us. If NuStar Energy does not make cash distributions at its current levels or reduces the level of cash distributions to its partners, we may not have sufficient cash to pay distributions at our current levels.
Our operating cash flows currently are completely dependent upon NuStar Energy making cash distributions at current levels to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

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

Because of these factors, NuStar Energy may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. Furthermore, cash distributions to NuStar Energy unitholders depend primarily upon cash flows, and not solely on profitability, which is affected by non-cash items. Therefore, NuStar Energy may make cash distributions during periods when it records net losses and may not make cash distributions during periods when it records net income.

In the future, we may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.
Because our only source of operating cash flows consists of cash distributions from NuStar Energy, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions NuStar Energy makes to its unitholders, including us. We cannot assure you that NuStar Energy will continue to make quarterly distributions at its current level of $1.095 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if NuStar Energy increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by NuStar Energy to us. Our ability to distribute cash received from NuStar Energy to our unitholders is limited by a number of factors, including:

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
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2014, we own a 12.9% limited partner interest in NuStar Energy, and the public unitholders own 85.1%. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the 2% general partner interest and incentive distribution rights had we retained them.

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

Restrictions in our credit facility limit our ability to make distributions to our unitholders; credit facility matures in June 2015.
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

Our revolving credit facility matures in June 2015. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it at substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.

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
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. Mr. Greehey currently owns 19.1% of our outstanding units.

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

We may issue an unlimited number of additional securities without the consent of our unitholders, which will dilute each unitholder’s ownership interest in us and may increase the risk that we will be unable to maintain or increase our per unit distribution level.
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

Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our unitholders. Simultaneously, two of our directors and all of our officers are also directors and officers of NuStar GP, LLC, the general partner of NuStar Energy’s general partner, and have fiduciary duties to manage the business of NuStar Energy in a manner beneficial to NuStar Energy and its unitholders. For instance, William E. Greehey is our Chairman of the Board as well as the Chairman of the Board of NuStar GP, LLC. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to NuStar Energy, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, we share certain executive officers and administrative personnel with NuStar GP, LLC to operate both our business and NuStar Energy’s business. Our executive officers, who are also the executive officers of NuStar GP, LLC, will allocate, in their reasonable and sole discretion, their time spent on our behalf and on behalf of NuStar Energy. These allocations may not be the result of arms-length negotiations between NuStar GP, LLC and us and, therefore, the allocations may not exactly match the actual time and overhead spent.

RISKS RELATED TO NUSTAR ENERGY’S BUSINESS

Failure to complete capital projects as planned could adversely affect NuStar Energy’s financial condition, results of operations and cash flows.
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to NuStar Energy’s existing facilities) could adversely affect NuStar Energy’s ability to achieve forecasted operating results. Although NuStar Energy evaluates and monitors each capital spending project and tries to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond its control, including:

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

NuStar Energy’s inability to develop and execute growth projects and acquire new assets could limit its ability to maintain and grow quarterly distributions to its unitholders, including us.
NuStar Energy’s ability to maintain and grow its distributions to unitholders, including us, depends on the growth of NuStar Energy’s existing businesses and strategic acquisitions.  If NuStar Energy is unable to implement business development opportunities and finance such activities on economically acceptable terms, its future growth will be limited, which could adversely impact its results of operations and cash flows and, accordingly, result in reduced distributions to unitholders, including us, over time.

If NuStar Energy is unable to retain current, and attain new, customers through renewing or establishing leases and throughput agreements at current or better rates or the utilization of NuStar Energy’s leased assets suffers a material decrease, NuStar Energy’s revenue and cash flows could be reduced to levels that could adversely affect its ability to make quarterly distributions to its unitholders, including us.
NuStar Energy’s revenue and cash flows are generated primarily from its customers’ payments of fees under throughput contracts and lease agreements. Failure of NuStar Energy to renew or enter into new contracts or its leasing customers’ material reduction of their utilization under existing leases could result from many factors, including:

•	a material decrease in the supply or price of crude oil;

•	a material decrease in demand for refined products in the markets served by NuStar Energy’s pipelines and terminals;

•	scheduled refinery turnarounds or unscheduled refinery maintenance;

•	operational problems or catastrophic events at a refinery or NuStar Energy’s assets;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery or NuStar Energy’s assets;

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

Competing midstream service providers, including certain major energy and chemical companies, possess, or have greater financial resources to acquire, assets better suited to customer demand, which could undermine NuStar Energy’s ability to attain and retain customers or reduce utilization of its leased assets, which could reduce NuStar Energy’s revenues and cash flows, thereby reducing its ability to make its quarterly distributions to unitholders, including us.
NuStar Energy’s competitors include major energy and chemical companies, some of which have greater financial resources, more pipelines or storage terminals, greater capacity pipelines or storage terminals and greater access to supply than NuStar Energy does. Certain of its competitors also may have advantages in competing for acquisitions or other new business opportunities because of their financial resources and synergies in operations. As a consequence of increased competition in the industry, some of NuStar Energy’s customers may be reluctant to renew or enter into long-term contracts or contracts that provide for minimum throughput amounts in the future. NuStar Energy’s inability to renew or replace current contracts as they expire, to enter into contracts for newly constructed or expanded assets and to respond appropriately to changing market conditions could have a negative effect on NuStar Energy’s revenue, cash flows and ability to make quarterly distributions to its unitholders, including us.

Reduced demand for or supply of crude oil and refined products could affect NuStar Energy’s results of operations and ability to make distributions to its partners at current levels, including us.
NuStar Energy’s business is dependent upon the demand for and supply of the crude oil and refined products transported by its pipelines and stored in its terminals. Any sustained decrease in demand for refined products in the markets served by NuStar Energy’s pipelines, terminals or fuels marketing operations could result in a significant reduction in throughputs in its pipelines, storage in its terminals or earnings in its fuels marketing operations, which would reduce NuStar Energy’s cash flows and its ability to make distributions at current levels to its partners, including us. Factors that could lead to a decrease in market demand include:

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

•
an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond NuStar Energy’s control, and increases in the price of crude oil may result in a lower demand for refined products that NuStar Energy transports, stores and markets, including fuel oil;

•	a decrease in corn acres planted, which may reduce demand for anhydrous ammonia; and

•	the increased use of alternative fuel sources, such as battery-powered engines.

Similarly, any sustained decrease in the supply of crude oil and refined products could result in a significant reduction in throughputs in NuStar Energy’s pipelines and storage in its terminals, which would reduce its cash flows and its ability to make distributions at current levels to its partners, including us. Factors that could lead to a decrease in supply to NuStar Energy’s pipelines and terminals include:

•
prolonged periods of low prices for crude oil and refined products, which could lead to a decrease in exploration and development activity and reduced production in markets served by NuStar Energy’s pipelines and storage terminals;

•	changes in the regulatory environment, governmental policies or taxation that directly or indirectly delay production or increase the cost of production of refined products; and

•	actions taken by foreign oil and gas producing nations that impact prices for crude oil and refined products.

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, downgrades of its credit ratings, restrictions in its debt agreements or disruptions in the financial markets.
As of December 31, 2014, NuStar Energy’s consolidated debt was $2.8 billion. In addition to any potential direct financial impact of debt, it is possible that any material increase to NuStar Energy’s debt or other negative financial factors may be viewed negatively by credit rating agencies, which could result in ratings downgrades and increased costs for NuStar Energy to access the capital markets. The ratings of NuStar Logistics, L.P. (NuStar Logistics) were downgraded to Ba1 by Moody’s Investor Service Inc. (Moody’s) in January 2013, BB+ by Standard & Poor’s Ratings Services (S&P) in July 2012 and BB by Fitch, Inc. in November 2012. As a result of the S&P’s and Moody’s downgrades, interest rates on borrowings under NuStar Energy’s five-year revolving credit agreement and its 7.65% senior notes due 2018 increased. Also, NuStar Energy may be required to post cash collateral under certain of its hedging arrangements, which it expects to fund with borrowings under its revolving credit agreement. Any further downgrades in the future could result in additional increases to the interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018, significantly increase NuStar Energy’s capital costs and adversely affect its ability to raise capital in the future.

NuStar Energy’s revolving credit agreement contains restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the revolving credit agreement requires NuStar Energy to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the revolving credit agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the revolving credit agreement restrictive covenants or this coverage ratio will result in a default and could result in acceleration of this agreement and possibly other indebtedness.

Debt service obligations, restrictive covenants in NuStar Energy’s credit facilities and the indentures governing its outstanding senior and subordinated notes and maturities resulting from its leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions, fund its capital needs and pay cash distributions at current levels to its unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under certain of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us. If NuStar Energy’s lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the revolving credit agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions at current levels to its unitholders, including us. Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

NuStar Energy is exposed to counterparty credit risk. Nonpayment and nonperformance by NuStar Energy’s customers, vendors or derivative counterparties could reduce its revenues, increase its expenses and otherwise have a negative impact on its ability to conduct its business, its operating results, cash flows and ability to make distributions to its unitholders, including us.
NuStar Energy is subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide NuStar Energy with critical products or services could raise its costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to any of NuStar Energy’s outstanding commodity derivatives could expose NuStar Energy to additional commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of its customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. Any substantial increase in the nonpayment and nonperformance by NuStar Energy’s customers, vendors or counterparties could have a material adverse effect on its results of operations, cash flows and ability to make distributions at current levels to its unitholders, including us.

Axeon’s failure to repay the Axeon Term Loan and any liability NuStar Energy incurs as a result of the financing arrangements and guarantees of Axeon required by that loan could have a material and adverse impact on NuStar Energy’s financial condition, results of operations and cash flows and could adversely affect its ability to make quarterly distributions to its unitholders, including us.
In connection with NuStar Energy’s sale of NuStar Asphalt LLC (now known as Axeon), NuStar Logistics, an operating subsidiary of NuStar Energy, agreed to convert the revolving credit facility with Axeon into a $190 million term loan (the Axeon Term Loan). NuStar Energy also agreed to continue to provide credit support to Axeon in the form of guarantees, letters of credit and cash collateral of up to $150 million (the Credit Support) until February 2016, at which point the amount of Credit Support will begin to decline until the obligation is terminated no later than September 2019.

Axeon was scheduled to repay amounts under the Axeon Term Loan to reduce the amount outstanding to $175 million by December 31, 2014 and is scheduled to make further repayments to reduce the amount outstanding to $150 million by September 30, 2015, with repayment in full no later than September 2019 and earlier repayment possible, depending on the amount of excess cash flows (if any) generated by Axeon. Any repayments of the Axeon Term Loan are subject to Axeon meeting certain restrictive requirements contained in is third-party asset-based revolving credit facility (ABL Facility). Axeon failed to make the scheduled repayment by December 31, 2014.

In the event that Axeon defaults on any of its obligations under the Axeon Term Loan, NuStar Energy would have available only those measures available to an unsecured creditor with the rights and limitations provided in the Axeon Term Loan, and, to the extent provided in the agreements, the ABL Facility lenders would be senior to those rights. In the event of a default on any of the obligations underlying the Credit Support, NuStar Energy would be responsible for Axeon’s liabilities for the default and have only the rights of repayment associated with that instrument. The failure by Axeon to make scheduled repayments under the Axeon Term Loan or the default by Axeon of any of its obligations under the Axeon Term Loan or underlying the Credit

Support may have an adverse impact on NuStar Energy’s financial condition, results of operations, cash flows and ability to pay distributions to its unitholders, including us, at current levels.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.
NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2014, NuStar Energy had approximately $2.8 billion of consolidated debt, of which $1.8 billion was at fixed interest rates and $1.0 billion was at variable interest rates. In addition, prior ratings downgrades on NuStar Energy’s existing indebtedness caused interest rates under its revolving credit agreement and its senior notes due 2018 to increase effective January 2013, and future downgrades may cause such interest rates to increase further. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

A failure in NuStar Energy’s computer systems or a cyber-attack on NuStar Energy or third parties with whom NuStar Energy has a relationship may adversely affect NuStar Energy’s operations and reputation.
NuStar Energy relies on the use of technology to conduct its business. NuStar Energy’s business is dependent upon its operational and financial computer systems to process the data necessary to conduct almost all aspects of its business, including operating its pipelines and storage facilities, recording and reporting commercial and financial transactions and receiving and making payments. NuStar Energy’s systems and networks, as well as those of its customers, suppliers, vendors and counterparties, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential and proprietary information as well as disrupt NuStar Energy’s operations, damage its facilities or those of third parties and harm NuStar Energy’s and, in turn, our reputation. Any failure or disruption of NuStar Energy’s systems could have an adverse effect on its revenues and increase its operating and capital costs, which could reduce the amount of cash otherwise available for distributions to unitholders, including us. NuStar Energy also may be required to incur additional costs to modify or enhance its systems in order to try to prevent or remediate any such attacks.

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

NuStar Energy does not own all of the land on which its pipelines and facilities have been constructed, and NuStar Energy is therefore subject to the possibility of increased costs or the inability to retain necessary land use.
NuStar Energy obtains the rights to construct and operate its pipelines, storage terminals and other facilities on land owned by third parties and governmental agencies. Many of these rights-of-way or other property rights are perpetual in duration while others are for a specific period of time. In addition, some of NuStar Energy’s facilities are located on leased premises. Its loss of these rights, through its inability to renew right-of-way contracts or leases or otherwise, could adversely affect its operations and cash flows available for distribution to unitholders, including us.

In addition, the construction of additions to NuStar Energy’s existing assets may require it to obtain new rights-of-way or property rights prior to construction. NuStar Energy may be unable to obtain such rights-of-way or other property rights to connect new supplies to its existing pipelines, storage terminals or other facilities or to capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for NuStar Energy to obtain new rights-of-way or other property rights or to renew existing rights-of-way or property rights. If the cost of obtaining new or renewing existing rights-of-way or other property rights increases, it may adversely affect NuStar Energy’s operations and cash flows available for distribution to unitholders, including us.

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

Climate change legislation and other regulatory initiatives may decrease demand for the products NuStar Energy stores, transports and sells and increase NuStar Energy’s operating costs.
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress, European Union and other political bodies have considered legislation or regulation to reduce emissions of greenhouse gases. In addition, several states and local governmental bodies, either individually or through multi-member initiatives, have already taken legal measures to reduce emissions of greenhouse gases, including through the development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, governmental bodies may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. Passage of climate change legislation or other regulatory initiatives in areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of NuStar Energy’s operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions or administer and manage a greenhouse gas emissions program. Even though NuStar Energy attempts to mitigate such lost revenues or increased costs through the contracts it signs with its customers, NuStar Energy may be unable to recover those revenues or mitigate the increased costs, and any such recovery may depend on events beyond its control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (STB) or other regulators and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate control or other initiatives could have adverse effects on NuStar Energy’s business, financial position, results of operations and prospects.

NuStar Energy operates a global business that exposes it to additional risks.
NuStar Energy operates in six foreign countries and a significant portion of its revenues comes from its business in these countries. Its operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other foreign laws prohibiting corrupt payments, as well as import and export regulations. NuStar

Energy has assets in certain emerging markets, and the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions, including the increasing threat of drug cartels, in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect its operations or financial results.

NuStar Energy’s operations are subject to federal, state and local laws and regulations, in the U.S. and in the foreign countries in which it operates, relating to environmental protection and operational safety that could require NuStar Energy to make substantial expenditures.
NuStar Energy’s operations are subject to increasingly stringent environmental, health and safety laws and regulations. Transporting, storing and distributing products, including petroleum products, produces a risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for damages to natural resources, personal injury or property damages to private parties and significant business interruption. NuStar Energy owns or leases a number of properties that have been used to transport, store or distribute products for many years. Many of these properties were operated by third parties whose handling, disposal or release of products and wastes was not under NuStar Energy’s control.

If NuStar Energy were to incur a significant liability pursuant to environmental, health or safety laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions at current levels to its unitholders, including us, and its ability to meet its debt service requirements.

NuStar Energy’s interstate common carrier pipelines are subject to regulation by the FERC.
The FERC regulates the tariff rates and terms and conditions of service for interstate oil movements on NuStar Energy’s common carrier pipelines. FERC regulations require that these rates must be just and reasonable and that the pipeline not engage in undue discrimination or undue preference with respect to any shipper. Under the Interstate Commerce Act, FERC or shippers may challenge NuStar Energy’s pipeline tariff filings, including rates and terms and conditions of service. Further, other than for rates set under market-based rate authority, if a new rate is challenged by protest and investigated by the FERC, the FERC may suspend collection of such new rate for up to seven months. If such new rate is found to be unjust and unreasonable, the FERC may order refunds of amounts collected in excess of amounts generated by the just and reasonable rate determined by FERC. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. In addition, shippers may challenge by complaint tariff rates and terms and conditions of service even after the rates and terms and conditions of service are in effect. If the FERC, in response to such a complaint or on its own initiative, initiates an investigation of rates that are already in effect, the FERC may order a carrier to change its rates prospectively. If existing rates are challenged and are determined by the FERC to be in excess of a just and reasonable level, a shipper may obtain reparations for damages sustained during the two years prior to the date the shipper filed a complaint.

NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy adjusts its rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. For the five-year period beginning July 1, 2011, the current index is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. However, some of NuStar Energy’s newer projects that involved an open season include negotiated indexation rate caps. These methodologies could result in changes in NuStar Energy’s revenue that do not fully reflect changes in costs it incurs to operate and maintain its pipelines. For example, NuStar Energy’s costs could increase more quickly or by a greater amount than the negotiated indexation rate cap. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s change in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy is required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions at current levels to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.

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

In two proceedings involving SFPP, L.P., a refined products pipeline system, shippers again challenged the FERC’s income tax allowance policy, alleging that it is unlawful for a pipeline organized as a tax-pass-through entity to be afforded an income tax allowance and that the income tax allowance is unnecessary because an allowance for income taxes for such pipelines is recovered indirectly through the rate of return on equity. The FERC rejected these shipper arguments in multiple orders. Nonetheless, these issues are currently pending before the FERC on rehearing and, absent settlement, will likely be reviewed by the D.C. Court. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC and is a matter under litigation, the level of income tax allowance to which NuStar Energy will ultimately be entitled is not certain. Although the FERC’s current income tax allowance policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risks due to the case-by-case review requirement and the above-noted pending litigation. How the FERC’s income tax allowance policy is applied in practice to pipelines owned by publicly traded partnerships could impose limits on NuStar Energy’s ability to include a full income tax allowance in cost of service.

The rates that NuStar Energy may charge on its interstate ammonia pipeline are subject to regulation by the STB.
NuStar Energy’s ammonia pipeline is subject to regulation under the Interstate Commerce Act by the STB. Under that regulation NuStar Energy’s ammonia pipeline’s rates, classifications, rules and practices related to the interstate transportation of anhydrous ammonia must be reasonable and, in providing interstate transportation, NuStar Energy’s ammonia pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination.

Increases in natural gas and power prices could adversely affect NuStar Energy’s operating expenses and its ability to make distributions at current levels to its unitholders, including us.
Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2014, NuStar Energy’s power costs equaled approximately $44.1 million, or 9.3% of NuStar Energy’s operating expenses for the year. NuStar Energy uses mainly electric power at its pipeline pump stations and terminals, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions at current levels to its unitholders, including us.

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

The price volatility of crude oil and refined products can reduce NuStar Energy’s fuels marketing revenues and ability to make distributions to its unitholders, including us.
Revenues associated with NuStar Energy’s fuels marketing operations result primarily from blending and trading operations and fuel oil sales. NuStar Energy also maintains product inventory related to these activities. The price and market value of crude oil and refined products is volatile. NuStar Energy’s revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of NuStar Energy’s inventory. Conversely, during periods of increasing petroleum product prices, its revenues may be adversely affected because of the increased costs associated with obtaining its inventory. Future price volatility could have an adverse impact on NuStar Energy’s results of operations, cash flows and ability to make distributions to its unitholders, including us.

NuStar Energy’s purchase and sale of crude oil and petroleum products may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies could result in significant financial losses.
In order to manage NuStar Energy’s exposure to commodity price fluctuations associated with its fuels marketing segment, NuStar Energy may engage in crude oil and petroleum product hedges. As a result, NuStar Energy’s marketing and trading of crude oil and petroleum products may expose NuStar Energy to price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk. NuStar Energy may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, NuStar Energy’s marketing and trading activities, including any hedging activities, may cause volatility in NuStar Energy’s earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.

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

As a result of the risks described above, the activities associated with NuStar Energy’s marketing and trading business may expose NuStar Energy to volatility in earnings and financial losses, which may adversely affect its financial condition and ability to make its quarterly distributions to its unitholders, including us.

Hedging transactions may limit NuStar Energy’s potential gains or result in significant financial losses.
While intended to reduce the effects of volatile commodity prices, hedging transactions, depending on the hedging instrument used, may limit NuStar Energy’s potential gains if petroleum product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose NuStar Energy to the risk of financial loss in certain circumstances, including instances in which:

•	the counterparties to NuStar Energy’s futures contracts fail to perform under the contracts; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex and, even when NuStar Energy engages in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, NuStar Energy’s financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not possible for NuStar Energy to engage in a hedging transaction that completely mitigates its exposure to commodity prices. NuStar Energy’s financial statements may reflect a gain or loss arising from an exposure to commodity prices for which NuStar Energy is unable to enter into an effective hedge.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flows and after-tax return to unitholders, likely causing a substantial reduction in the value of our units.

If NuStar Energy were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flows, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or NuStar Energy to be treated as a corporation for federal income tax purposes or otherwise subjecting us or NuStar Energy to entity level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. Partnerships and limited liability companies, unless specifically exempted, are also subject to a state level tax imposed on revenues. Imposition of an entity-level tax on us or NuStar Energy by states in which we operate will reduce the cash available for distribution to our unitholders.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are insured against various business risks to the extent we believe is prudent; however, we cannot assure you that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activity.

NuStar Energy is named as a defendant in litigation and is a party to other claims and legal proceedings relating to NuStar Energy’s normal business operations, including regulatory and environmental matters. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on NuStar Energy’s results of operations, financial position or liquidity. NuStar Energy is insured against various business risks to the extent its management believes is prudent; however, NuStar Energy cannot be assured that the nature and amount of such insurance will be adequate, in every case, to protect it against liabilities arising from future legal proceedings as a result of its ordinary business activity.

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

In particular, NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore), owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to the Shore terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated biphenyls, semi-volatile organics and dioxin/furans. Shore and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. NuStar Energy has agreed to work with more than 90 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers, effective as of February 25, 2015.

Name	Age	Position Held with NuStar GP Holdings, LLC
Bradley C. Barron	49	President, Chief Executive Officer and Director
Mary Rose Brown	58	Executive Vice President and Chief Administrative Officer
Thomas R. Shoaf	56	Executive Vice President and Chief Financial Officer
Jorge A. del Alamo	45	Senior Vice President and Controller
Amy L. Perry	46	Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary
Karen M. Thompson	47	Senior Vice President, General Counsel-Litigation, Regulatory & Environmental

Mr. Barron became Chief Executive Officer, President and a Director of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Executive Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC from February 2012 until his promotion in January 2014. From April 2007 to February 2012, he served as a Senior Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC. Mr. Barron also served as Secretary of NuStar GP Holdings and NuStar GP, LLC from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until April 2007 and as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007. He has been with NuStar GP, LLC since July 2003 and, prior to that, was with Valero Energy Corporation (Valero Energy) from January 2001 until July 2003.

Ms. Brown became Executive Vice President and Chief Administrative Officer of NuStar GP Holdings and NuStar GP, LLC in April 2013. She served as Executive Vice President - Administration of NuStar GP Holdings and NuStar GP, LLC from February 2012 until her promotion in April 2013. Ms. Brown served as Senior Vice President - Administration of NuStar GP, LLC from April 2008 through February 2012. She served as Senior Vice President - Corporate Communications of NuStar GP, LLC from April 2007 through April 2008. Prior to her service to NuStar GP, LLC, Ms. Brown served as Senior Vice President - Corporate Communications for Valero Energy from September 1997 to April 2007.

Mr. Shoaf became Executive Vice President and Chief Financial Officer of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Senior Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC from February 2012 until his promotion in January 2014. Mr. Shoaf served as Vice President and Controller of NuStar GP Holdings from March 2006 to February 2012 and Vice President and Controller of NuStar GP, LLC from July 2005 to February 2012. He served as Vice President - Structured Finance for Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.

Mr. del Alamo became Senior Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC in July 2014. Prior thereto, he served as Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC since January 2014. He served as Vice President and Assistant Controller of NuStar GP, LLC from July 2010 until his promotion in January 2014. From April 2008 to July 2010 he served as Assistant Controller of NuStar GP, LLC. Prior to his service at NuStar GP, LLC, Mr. del Alamo served as Director - Sarbanes Oxley Compliance to Valero Energy.

Ms. Perry became Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary of NuStar GP Holdings and NuStar GP, LLC in January 2014. She served as Corporate Secretary of NuStar GP Holdings and Vice President, Assistant General Counsel and Corporate Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From March 2006 to February 2010 she served as Assistant Secretary of NuStar GP Holdings and, from June 2005 to February 2010, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Perry served as Counsel to Valero Energy.

Ms. Thompson became Senior Vice President, General Counsel-Litigation, Regulatory & Environmental of NuStar GP Holdings and NuStar GP, LLC in January 2014. She served as Vice President, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From May 2007 to February 2010 she served as Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Thompson served as Counsel to Valero Energy.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions
Our common units are listed and traded on the New York Stock Exchange under the symbol “NSH.” At the close of business on February 9, 2015, we had 11 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2014 and 2013 were as follows:

	Price Range of Common Unit
	High	Low
Year 2014
4th Quarter	$44.07	$30.77
3rd Quarter	$45.52	$38.37
2nd Quarter	$39.50	$32.96
1st Quarter	$34.05	$26.57
Year 2013
4th Quarter	$30.71	$22.16
3rd Quarter	$27.50	$19.34
2nd Quarter	$34.17	$23.62
1st Quarter	$32.74	$28.32

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are our only class of security outstanding.

The cash distributions applicable to each of the quarters in the years ended December 31, 2014 and 2013 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2014
4th Quarter	February 9, 2015	February 17, 2015	$0.545
3rd Quarter	November 10, 2014	November 19, 2014	$0.545
2nd Quarter	August 6, 2014	August 14, 2014	$0.545
1st Quarter	May 7, 2014	May 15, 2014	$0.545

Year 2013
4th Quarter	February 10, 2014	February 18, 2014	$0.545
3rd Quarter	November 11, 2013	November 19, 2013	$0.545
2nd Quarter	August 5, 2013	August 14, 2013	$0.545
1st Quarter	May 6, 2013	May 15, 2013	$0.545

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of NuStar GP Holdings, LLC’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively. The stock or unit price performance included in this graph is not necessarily indicative of future stock or unit price performance.

The following graph compares the cumulative 5-year total return provided to holders of NuStar GP Holdings, LLC’s common units relative to the cumulative total returns of the NYSE Composite index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2014.

	12/09	12/10	12/11	12/12	12/13	12/14
NuStar GP Holdings, LLC	100.00	143.31	138.67	123.37	135.56	176.52
NYSE Composite	100.00	113.39	109.04	126.47	159.71	170.49
Alerian MLP	100.00	138.71	161.01	168.78	222.42	234.14

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Statement of Comprehensive Income (Loss) Data:
Equity in earnings (loss) of NuStar Energy L.P.	$65,380	$(6,741)	$(4,578)	$65,783	$66,859
Net income (loss)	61,427	(11,034)	2,128	69,636	72,463
Basic and diluted net income (loss) per unit	1.44	(0.26)	0.05	1.64	1.70
Cash distributions per unit	2.18	2.18	2.11	1.98	1.87
Other Financial Data:
Distributions received from NuStar Energy L.P.	$96,012	$96,134	$92,628	$86,106	$82,426

	December 31,
	2014	2013	2012	2011	2010
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$385,150	$412,382	$517,716	$589,027	$605,234
Total short-term debt	26,000	26,000	20,000	16,500	16,000
Members’ equity	310,836	349,986	412,822	506,883	541,463

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

OVERVIEW

NuStar GP Holdings, LLC (NuStar GP Holdings) is a Delaware limited liability company. Our units are traded on the New York Stock Exchange (NYSE) under the symbol “NSH.” Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2014, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,248,179 common units of NuStar Energy representing a 12.9% limited partner interest.

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

NuStar Energy’s partnership agreement requires that it distribute all “Available Cash” to its partners each quarter, defined in its partnership agreement as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by NuStar Energy’s board of directors. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

On September 28, 2012, NuStar Energy sold a 50% ownership interest in NuStar Asphalt LLC (the 2012 Asphalt Sale), previously a wholly owned subsidiary of NuStar Energy, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. NuStar Asphalt LLC owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy (collectively, the Asphalt Operations). Upon closing, NuStar Energy deconsolidated NuStar Asphalt LLC and started reporting its remaining investment in NuStar Asphalt LLC using the equity method of accounting. On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg, which constitutes all of NuStar Energy’s equity interest in the entity that it retained after the first sale in 2012. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon.

On January 1, 2013, NuStar Energy sold its fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets for approximately $117.0 million (the San Antonio Refinery Sale). NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented.

On December 13, 2012, NuStar Energy acquired the TexStar Crude Oil Assets (as defined below) from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity.

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
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2014	2013	Change
Equity in earnings (loss) of NuStar Energy	$65,380	$(6,741)	$72,121
General and administrative expenses	(3,396)	(3,105)	(291)
Other (expense) income, net	(1,458)	382	(1,840)
Interest expense, net	(885)	(778)	(107)
Income (loss) before income tax benefit (expense)	59,641	(10,242)	69,883
Income tax benefit (expense)	1,786	(792)	2,578
Net income (loss)	$61,427	$(11,034)	$72,461
Basic and diluted net income (loss) per unit	$1.44	$(0.26)	$1.70

The following table summarizes NuStar Energy’s statement of income (loss) data:

	Year Ended December 31,
	2014	2013	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$3,075,118	$3,463,732	$(388,614)
Cost of product sales	1,967,528	2,453,997	(486,469)
Operating expenses	472,925	454,396	18,529
Depreciation and amortization expense	181,555	168,766	12,789
Goodwill impairment loss	—	304,453	(304,453)
Segment operating income	453,110	82,120	370,990
General and administrative expenses	96,056	91,086	4,970
Other depreciation and amortization expense	10,153	10,155	(2)
Operating income (loss)	$346,901	$(19,121)	$366,022

Income (loss) from continuing operations	$214,169	$(185,509)	$399,678
Loss from discontinued operations, net of tax	(3,791)	(99,162)	95,371
Net income (loss)	$210,378	$(284,671)	$495,049

Net income (loss) per unit applicable to limited partners	$2.10	$(4.00)	$6.10

Cash distributions per unit applicable to limited partners	$4.380	$4.380	$—

NuStar Energy’s segment operating income increased $371.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, mainly due to an operating loss of $127.5 million in NuStar Energy’s storage segment in 2013, which included a goodwill impairment charge of $304.5 million. NuStar Energy’s segment operating income in the pipeline segment increased $36.9 million for the year ended December 31, 2014 compared to the prior year, mainly due to increased throughputs on pipelines that serve Eagle Ford Shale production in South Texas. NuStar Energy’s fuels marketing segment operating income increased by $24.9 million for the year ended December 31, 2014, compared to the prior year, mainly due to improved product margins and lower operating expense in their bunker fuel operations. Additionally, NuStar Energy recorded equity in earnings of joint ventures of $4.8 million for the year ended December 31, 2014, compared to a loss in equity of joint ventures of $40.0 million for the year ended December 31, 2013, primarily due to losses from NuStar Energy’s investment in Axeon in 2013.

NuStar Energy’s loss from discontinued operations decreased $95.4 million for the year ended December 31, 2014, compared to the prior year, mainly due to an asset impairment charge of $102.5 million in 2013 associated with certain storage assets. Therefore, NuStar Energy reported net income of $210.4 million for the year ended December 31, 2014, compared to a loss of $284.7 million for the year ended December 31, 2013.

Equity in earnings (loss) of NuStar Energy
The following table summarizes our equity in earnings (loss) of NuStar Energy:

	Year Ended December 31,
	2014	2013	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings (Loss) of NuStar Energy:
General partner interest	$3,352	$(6,338)	$9,690
General partner incentive distribution	43,220	43,220	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	46,572	36,882	9,690
Limited partner interest in earnings (loss) of NuStar Energy	21,692	(40,739)	62,431
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings (loss) of NuStar Energy	$65,380	$(6,741)	$72,121

For the year ended December 31, 2014, NuStar Energy reported net income per unit applicable to limited partners of $2.10, compared to a net loss of $4.00 per unit for the year ended December 31, 2013. As our results are based on NuStar Energy’s results, we reported equity in earnings for the year ended December 31, 2014, compared to equity in loss for the year ended December 31, 2013 related to our general and limited partner interests in NuStar Energy.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2013	2012	Change
Equity in loss of NuStar Energy	$(6,741)	$(4,578)	$(2,163)
General and administrative expenses	(3,105)	(3,337)	232
Other income, net	382	9,801	(9,419)
Interest expense, net	(778)	(624)	(154)
(Loss) income before income tax (expense) benefit	(10,242)	1,262	(11,504)
Income tax (expense) benefit	(792)	866	(1,658)
Net (loss) income	$(11,034)	$2,128	$(13,162)
Basic and diluted net (loss) income per unit	$(0.26)	$0.05	$(0.31)

The following table summarizes NuStar Energy’s statement of (loss) income data:

	Year Ended December 31,
	2013	2012	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$3,463,732	$5,945,736	$(2,482,004)
Cost of product sales	2,453,997	4,930,174	(2,476,177)
Operating expenses	454,396	526,145	(71,749)
Depreciation and amortization expense	168,766	152,348	16,418
Goodwill and asset impairment loss	304,453	268,483	35,970
Segment operating income	82,120	68,586	13,534
General and administrative expenses	91,086	104,756	(13,670)
Other depreciation and amortization expense	10,155	7,441	2,714
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Operating loss	$(19,121)	$(18,168)	$(953)

Loss from continuing operations	$(185,509)	$(166,001)	$(19,508)
Loss from discontinued operations, net of tax	(99,162)	(61,236)	(37,926)
Net loss	$(284,671)	$(227,237)	$(57,434)

Net loss per unit applicable to limited partners	$(4.00)	$(3.61)	$(0.39)

Cash distributions per unit applicable to limited partners	$4.380	$4.380	$—

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

Equity in loss of NuStar Energy
The following table summarizes our equity in loss of NuStar Energy:

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

NuStar Energy increased its units outstanding by issuing units in the third quarter of 2012, resulting in higher total cash distributions. Since our incentive distribution rights in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions, our equity in earnings of NuStar Energy related to our incentive distributions increased in 2013 compared to 2012.

Other income, net
Other income, net decreased $9.4 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to NuStar Energy’s issuance of 7,130,000 limited partner units in September 2012. This issuance resulted in a gain of $10.7 million for the year ended December 31, 2012.

TRENDS AND OUTLOOK

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

NuStar Energy’s Pipeline Segment
NuStar Energy expects the first quarter of 2015 to continue to benefit from expansion projects they completed in the first half of 2014, which increased their system’s overall capacity. NuStar Energy expects earnings for the pipeline segment to be higher than the first quarter of 2014 and comparable to the fourth quarter of 2014.

NuStar Energy expects full-year earnings for 2015 to exceed 2014 mainly due to the planned completion in the first half of 2015 of pipeline expansion projects, as well as reduced turnaround activity at its customers’ refineries and the July 1, 2015 tariff increase on NuStar Energy’s pipelines subject to regulation by the Federal Energy Regulatory Commission. Although the drop in crude prices in late 2014 and early 2015 has not reduced the demand for NuStar Energy’s transportation services so far, continued weak crude oil prices could have a negative impact on demand in the future, which could cause NuStar Energy’s earnings to decline.

NuStar Energy’s Storage Segment
NuStar Energy expects its storage segment earnings for the first quarter of 2015 and the full-year of 2015 to exceed the comparable periods in 2014 mainly due to NuStar Energy’s January 2015 purchase of the remaining 50% interest in the former joint venture terminal in Linden, New Jersey and higher throughputs at its North Beach terminal as a result of the increase in Eagle Ford Shale crude oil being shipped to Corpus Christi.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects first quarter of 2015 results for its fuels marketing segment to be comparable to the first quarter of 2014, although higher than the fourth quarter of 2014. NuStar Energy expects the full-year 2015 results in this segment to be comparable to 2014 results. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as NuStar Energy bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control, including the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and ammonia, demand for its transportation and storage services, and changes in laws or regulations affecting its assets.

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the incentive distribution rights that we own. Due to our ownership of NuStar Energy’s incentive distribution rights, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, benefit plan funding and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary. Additionally, NuStar Energy reimburses us for all costs incurred on their behalf, which are primarily employee-related costs.

Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$4.380	$4.380	$4.380
Total cash distributions by NuStar Energy to all partners	$392,204	$392,204	$374,254
Cash distributions we received from NuStar Energy:
General partner interest	$7,844	$7,844	$7,486
General partner incentive distribution	43,220	43,220	41,242
Limited partner interest – common units	44,974	44,975	45,152
Total cash distributions to us	$96,038	$96,039	$93,880
Distributions to us as a percentage of total cash distributions	24.5%	24.5%	25.1%

Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Cash distributions received from NuStar Energy were $96.0 million for the year ended December 31, 2014, which we used primarily to fund distributions to our unitholders totaling $93.1 million. We also received $7.2 million in proceeds from the exercise of unit options in 2014.

Cash distributions received from NuStar Energy were $96.1 million for the year ended December 31, 2013, which we used primarily to fund distributions to our unitholders totaling $92.9 million. We borrowed $26.0 million from our revolving credit facility during 2013, mainly to repay $18.5 million on our previous revolving credit facility and to repay $7.5 million to NuStar Energy for employee benefits and related costs.

Cash distributions received from NuStar Energy were $92.6 million for the year ended December 31, 2012, which we used primarily to fund distributions to our unitholders totaling $88.3 million. We borrowed $21.0 million from our revolving credit facility during 2012, mainly to fund our $7.1 million in contributions to NuStar Energy in order to maintain our 2% general partner interest following its issuance of common units in September 2012. Additionally, we repaid $17.5 million under the revolving credit facility.

Credit Facility
Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. Our revolving credit facility dated June 28, 2013, as amended on June 17, 2014, will mature on June 27, 2015 and has a borrowing capacity of up to $40.0 million, of which up to $10.0 million may be available for letters of credit. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of December 31, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of December 31, 2014, the interest rate was 2.2%. The weighted-average interest rate related to borrowings under our revolving credit facility for the year ended December 31, 2014 was 2.2%.

Our revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, our revolving credit facility requires NuStar Energy to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of December 31, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.0x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of our revolving credit facility as of December 31, 2014. We are in discussions with the lenders to renew or replace our revolving credit facility.

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

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.11
Total cash distributions	$93,252	$92,938	$89,860

Pension and Other Postretirement Benefit Funded Status
During 2014, we contributed $11.1 million to our pension and postretirement benefit plans. We expect to contribute approximately $8.4 million to our pension and postretirement benefit plans in 2015, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2015 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Since costs incurred by us related to our pension and other postretirement benefit plans are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

Long-term Contractual Obligations
As of December 31, 2014, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

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
As of December 31, 2014, we sponsored the following employee benefit plans:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•
The NuStar GP, LLC Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar GP, LLC Excess Pension Plan, a benefit plan to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Benefits Plan, a medical benefits plan for certain retired employees.

As of December 31, 2014, we had the following long-term incentive plans:

•	The Fourth Amended and Restated 2000 Long-Term Incentive Plan, under which NuStar GP, LLC may award up to 3,250,000 NuStar Energy (NS) common units;

•	The 2006 Long-Term Incentive Plan, under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units.

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

Services Agreements with Axeon
NuStar GP, LLC and Axeon were a party to a service agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Axeon for an annual fee totaling $10.0 million, subject to adjustment (the Axeon Services Agreement). The Axeon Services Agreement terminated on June 30, 2014.

In addition, NuStar GP, LLC entered into an employee services agreement with Axeon, effective September 28, 2012 (the Axeon Employee Services Agreement). The Axeon Employee Services Agreement provided that certain of NuStar GP, LLC employees would provide employee-services to Axeon. In exchange, Axeon would reimburse us for the compensation expense of those employees at the same rates that were in effect at the effective date of the Axeon Employee Services Agreement. The Axeon Employee Services Agreement terminated on December 31, 2012, and effective January 1, 2013, those employees became employees of Axeon.

The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$197,745	$190,643	$225,135
Other expenses	$482	$434	$437

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies below are considered critical due to judgments made by management and the sensitivity of these estimates to deviations of actual results from management’s assumptions. The critical accounting policies should be read in conjunction with Note 2 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” which summarizes our significant accounting policies.

Investment in NuStar Energy
We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2014 is recoverable.

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

Pension and Other Postretirement Benefit Obligations
We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected long-term rate of returns on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Service Inc., Standard & Poor’s Ratings Services and Fitch, Inc. The resulting discount rates were 4.22% and 4.34% for pension and other postretirement benefit plans, respectively, as of December 31, 2014. The expected return on plan assets for the pension and other postretirement benefit plans is based on the weighted averages of the expected long-term rates of return for each asset class of investments held in our plans as determined using historical data and the assumption that capital markets are informationally efficient.

These assumptions can have an effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in benefit obligation as of December 31, 2014 from:
Discount rate decrease	$5,525	$442
Compensation rate increase	1,997	n/a
Increase in net periodic benefit cost for the year ending December 31, 2015 resulting from:
Discount rate decrease	$475	$46
Expected long-term rate of returns on plan assets decrease	193	n/a
Compensation rate increase	417	n/a

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion of the new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2014. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 40.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
San Antonio, Texas
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP
San Antonio, Texas
February 26, 2015

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,840	$1,603
Receivable from related parties	15,704	9,617
Income tax receivable	1,211	1,198
Other receivables	91	77
Deferred income tax assets, net	724	1,047
Other current assets	491	245
Total current assets	21,061	13,787
Investment in NuStar Energy L.P.	326,982	357,456
Long-term receivable from related party	33,537	41,139
Deferred income tax assets, net	3,570	—
Total assets	$385,150	$412,382
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	620	324
Accrued compensation expense	9,944	12,318
Accrued liabilities	437	536
Taxes other than income tax	1,751	1,240
Total current liabilities	38,752	40,418
Deferred income tax liabilities, net	—	3,671
Long-term liabilities	35,562	18,307
Commitments and contingencies (Note 11)
Members’ equity	316,611	341,045
Accumulated other comprehensive (loss) income	(5,775)	8,941
Total members’ equity	310,836	349,986
Total liabilities and members’ equity	$385,150	$412,382
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2014	2013	2012
Equity in earnings (loss) of NuStar Energy L.P.	$65,380	$(6,741)	$(4,578)
General and administrative expenses	(3,396)	(3,105)	(3,337)
Other (expense) income, net	(1,458)	382	9,801
Interest expense, net	(885)	(778)	(624)
Income (loss) before income tax benefit (expense)	59,641	(10,242)	1,262
Income tax benefit (expense)	1,786	(792)	866
Net income (loss)	61,427	(11,034)	2,128
Other comprehensive (loss) income:
Share of NuStar Energy L.P.’s other comprehensive loss	(665)	(674)	(4,297)
Pension and other postretirement benefit plan adjustments:
Net unrecognized (loss) gain arising during the year, net of income tax benefit (expense) of $6,298, ($23,552) and $3,879	(11,136)	39,596	(6,574)
Net (gain) loss reclassified into income	(2,915)	2,041	1,514
Pension and other postretirement benefit plan adjustments	(14,051)	41,637	(5,060)
Total other comprehensive (loss) income	(14,716)	40,963	(9,357)
Comprehensive income (loss)	$46,711	$29,929	$(7,229)
Basic and diluted net income (loss) per unit	$1.44	$(0.26)	$0.05
Weighted-average number of basic units outstanding	42,719,217	42,619,722	42,576,858
Weighted-average number of diluted units outstanding	42,742,202	42,619,722	42,584,667
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$61,427	$(11,034)	$2,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of NuStar Energy L.P.	(65,380)	6,741	4,578
Distributions of equity in earnings from NuStar Energy L.P.	65,380	—	—
Gain related to NuStar Energy L.P.’s issuance of limited partner units	—	—	(10,689)
Loss (gain) on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	1,458	(382)	888
(Benefit) expense for deferred income tax	(621)	424	(443)
Changes in current assets and liabilities (Note 9)	(2,270)	(4,000)	(3,638)
Increase in long-term receivable from related party	(1,527)	(22,984)	(3,278)
Increase in long-term liabilities	36	16,452	12,528
Other, net	290	209	471
Net cash provided by (used in) operating activities	58,793	(14,574)	2,545
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	30,632	96,134	92,628
Investment in NuStar Energy L.P.	(19,340)	(3,913)	(18,005)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	17,059	8,271	8,552
Net cash provided by investing activities	28,351	100,492	83,175
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	26,000	26,000	21,000
Repayment of short-term debt	(26,000)	(20,000)	(17,500)
Distributions to unitholders	(93,098)	(92,912)	(88,345)
Proceeds from the exercise of unit options	7,206	—	—
Other, net	(15)	—	368
Net cash used in financing activities	(85,907)	(86,912)	(84,477)
Net increase (decrease) in cash and cash equivalents	1,237	(994)	1,243
Cash and cash equivalents as of the beginning of the period	1,603	2,597	1,354
Cash and cash equivalents as of the end of the period	$2,840	$1,603	$2,597
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2012	42,558,500	$529,548	$(22,665)	$506,883
Net income	—	2,128	—	2,128
Other comprehensive loss	—	—	(9,357)	(9,357)
Distributions to unitholders	—	(88,345)	—	(88,345)
Unit-based compensation	41,691	1,513	—	1,513
Balance as of December 31, 2012	42,600,191	444,844	(32,022)	412,822
Net loss	—	(11,034)	—	(11,034)
Other comprehensive income	—	—	40,963	40,963
Distributions to unitholders	—	(92,912)	—	(92,912)
Unit-based compensation	56,090	147	—	147
Balance as of December 31, 2013	42,656,281	341,045	8,941	349,986
Net income	—	61,427	—	61,427
Other comprehensive loss	—	—	(14,716)	(14,716)
Distributions to unitholders	—	(93,098)	—	(93,098)
Unit-based compensation	256,996	7,251	—	7,251
Other	—	(14)	—	(14)
Balance as of December 31, 2014	42,913,277	$316,611	$(5,775)	$310,836
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). On December 31, 2014, we owned approximately 14.9% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,248,179 common units of NuStar Energy representing a 12.9% limited partner interest.

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

Investment in NuStar Energy
We account for our 14.9% investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy, even though our ownership did not exceed 20% as of December 31, 2014. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2014 is recoverable.

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

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. We, or certain of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2010 through 2013.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2014 and 2013.

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

Under these long-term incentive plans, certain awards provide that the grantee’s award vests immediately upon retirement. Compensation expense is recognized immediately if these awards are granted to retirement-eligible employees, as defined in each award. In addition, if, during a vesting period of a grant, the grantee will become retirement-eligible, then compensation expense associated with the grant is recognized from the grant date through the grantee’s retirement eligibility date.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

Consolidation
In February 2015, the Financial Accounting Standards Board (FASB) issued new consolidation guidance that modifies the criterion involved in a reporting organization’s evaluation of whether certain legal entities are subject to consolidation under the standard. The standard is effective for public companies for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of this new guidance on our financial statements and disclosures.

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective transition methods. Early adoption is not permitted for public entities. We are currently assessing the impact of this new guidance on our financial statements and disclosures.

4. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Equity Offerings
On September 10, 2012, NuStar Energy issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit. NuStar Energy received proceeds of $336.8 million, net of issuance costs. In conjunction with NuStar Energy’s issuance of common units, we contributed $7.1 million to NuStar Energy in order to maintain our 2% general partner interest. This issuance resulted in a gain of $10.7 million for the year ended December 31, 2012, which is included in “Other (expense) income, net” on our consolidated statements of comprehensive income (loss), and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

NuStar Energy’s Acquisitions and Dispositions
On September 28, 2012, NuStar Energy sold a 50% ownership interest in NuStar Asphalt LLC (the 2012 Asphalt Sale), previously a wholly owned subsidiary of NuStar Energy, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. NuStar Asphalt LLC owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy (collectively, the Asphalt Operations). Upon closing, NuStar Energy deconsolidated NuStar Asphalt LLC and started reporting its remaining investment in NuStar Asphalt LLC using the equity method of accounting. On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg, which constitutes all of NuStar Energy’s equity interest in the entity that it retained after the first sale in 2012. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon.

On January 1, 2013, NuStar Energy sold its fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets for approximately $117.0 million (the San Antonio Refinery Sale). NuStar Energy presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented.

On December 13, 2012, NuStar Energy acquired the TexStar Crude Oil Assets (as defined below) from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	December 31,
	2014	2013
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$389,147	$633,549
Property, plant and equipment, net	3,460,732	3,310,653
Goodwill	617,429	617,429
Other non-current assets	451,488	470,555
Total assets	$4,918,796	$5,032,186
Current liabilities	$365,192	$392,572
Long-term debt	2,749,452	2,655,553
Other non-current liabilities	87,942	80,267
Total liabilities	3,202,586	3,128,392
NuStar Energy partners’ equity	1,716,210	1,902,136
Noncontrolling interest	—	1,658
Total liabilities and partners’ equity	$4,918,796	$5,032,186

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Statement of Income (Loss) Information:
Revenues	$3,075,118	$3,463,732	$5,945,736
Operating income (loss)	$346,901	$(19,121)	$(18,168)

Income (loss) from continuing operations	$214,169	$(185,509)	$(166,001)
Loss from discontinued operations, net of tax	(3,791)	(99,162)	(61,236)
Net income (loss)	$210,378	$(284,671)	$(227,237)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2014	2013
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,716,210	$1,902,136
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	255,715	283,418
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	71,267	74,038
Investment in NuStar Energy	$326,982	$357,456

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

The following table summarizes our equity in earnings (loss) of NuStar Energy:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings (Loss) of NuStar Energy:
General partner interest	$3,352	$(6,338)	$(5,356)
General partner incentive distribution	43,220	43,220	41,242
General partner’s interest in earnings and incentive distributions of NuStar Energy	46,572	36,882	35,886
Limited partner interest in earnings (loss) of NuStar Energy	21,692	(40,739)	(37,580)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)
Equity in earnings (loss) of NuStar Energy	$65,380	$(6,741)	$(4,578)

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

We had a receivable from related parties of $15.7 million and $9.6 million, as of December 31, 2014 and 2013, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $33.5 million and $41.1 million as of December 31, 2014 and 2013, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$197,745	$190,643	$225,135
Other expenses	$482	$434	$437

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense is based on $1.1 million, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit-based compensation expense, subject to certain other adjustments. The GP Services Agreement had an original termination date of December 31, 2014, which was subsequently renewed automatically and will continue to renew automatically every two years unless terminated by either party upon six months’ prior written notice. For the years ended December 31, 2014, 2013 and 2012, the Holdco Administrative Services Expense totaled $1.7 million, $1.4 million and $1.3 million, respectively.

Non-Compete Agreement. On July 19, 2006, in connection with our initial public offering, we entered into a non-compete agreement with NuStar Energy (the Non-Compete Agreement). Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. NuStar Energy has a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. With respect to any other business opportunities, neither we nor NuStar Energy are prohibited from engaging in any business, even if we and NuStar Energy would have a conflict of interest with respect to such other business opportunity. The Non-Compete Agreement remains in effect for so long as we or any of our affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

Axeon
As a result of the 2014 Asphalt Sale, we ceased reporting transactions between us and Axeon as related party transactions in our consolidated financial statements on February 26, 2014.

Axeon Services Agreement. NuStar GP, LLC and Axeon were a party to a services agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Axeon for an annual fee totaling $10.0 million, subject to adjustment (the Axeon Services Agreement). The Axeon Services Agreement terminated on June 30, 2014. The aggregate amount charged under the Axeon Services Agreement was $3.1 million, $7.9 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Axeon Employee Services Agreement. In addition, NuStar GP, LLC entered into an employee services agreement with Axeon, effective September 28, 2012 (the Axeon Employee Services Agreement). The Axeon Employee Services Agreement provided that certain of NuStar GP, LLC employees would provide employee-services to Axeon. In exchange, Axeon would reimburse us for the compensation expense of those employees at the same rates that were in effect at the effective date of the Axeon Employee Services Agreement. The Axeon Employee Services Agreement terminated on December 31, 2012, and effective January 1, 2013, those employees became employees of Axeon.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,844	$7,844	$7,486
General partner incentive distribution	43,220	43,220	41,242
Total general partner distribution	51,064	51,064	48,728
Limited partner distribution	44,974	44,975	45,152
Total distributions to NuStar GP Holdings	96,038	96,039	93,880
Public unitholders’ distributions	296,166	296,165	280,374
Total cash distributions	$392,204	$392,204	$374,254
Cash distributions per unit applicable to limited partners	$4.380	$4.380	$4.380

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2014 (a)	$1.095	$98,051	February 9, 2015	February 13, 2015
September 30, 2014	$1.095	$98,051	November 10, 2014	November 14, 2014
June 30, 2014	$1.095	$98,051	August 6, 2014	August 11, 2014
March 31, 2014	$1.095	$98,051	May 7, 2014	May 12, 2014

(a)	The distribution was announced on January 30, 2015.

7. ACCRUED COMPENSATION EXPENSE AND LONG-TERM LIABILITIES

Accrued compensation expense and long-term liabilities consisted of the following:

	Accrued Compensation Expense		Long-term Liabilities
	December 31,		December 31,
	2014	2013	2014	2013
	(Thousands of Dollars)
NuStar Energy restricted units and performance awards	$5,369	$6,224	$—	$—
Pension liabilities (Note 14)	60	2,333	23,423	9,726
Other postretirement benefit plan liabilities (Note 14)	304	141	10,180	7,013
Other employee-related liabilities	4,211	3,620	1,959	1,568
Total	$9,944	$12,318	$35,562	$18,307

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

The following liabilities are measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$5,369	$—	$—	$5,369
Total	$5,369	$—	$—	$5,369

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$6,224	$—	$—	$6,224
Total	$6,224	$—	$—	$6,224

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts. The fair value of our short-term debt would fall in Level 2 of the fair value hierarchy.

9. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$105	$338	$1,077
Income tax receivable	(13)	1,252	(780)
Other receivables	(14)	70	211
Other current assets	(407)	(187)	(210)
Increase (decrease) in current liabilities:
Accounts payable	296	(678)	542
Accrued compensation expense	(2,374)	(4,743)	(4,557)
Accrued liabilities	(99)	107	(33)
Income tax payable	—	—	—
Taxes other than income tax	236	(159)	112
Changes in current assets and current liabilities	$(2,270)	$(4,000)	$(3,638)

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income tax were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Cash paid for interest	$684	$561	$475
Cash (refunded) paid for income tax, net	$(1,149)	$(885)	$356

Non-cash investing and financing activities for the years ended December 31, 2014, 2013 and 2012 mainly consisted of:

•
Adjustments to our investment in NuStar Energy and accumulated other comprehensive (loss) income through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive loss; and

•	Pension funding adjustments recognized in accumulated other comprehensive (loss) income.

10. CREDIT FACILITY

Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. Our revolving credit facility dated June 28, 2013, as amended on June 17, 2014, will mature on June 27, 2015 and has a borrowing capacity of up to $40.0 million, of which, up to $10.0 million may be available for letters of credit. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of December 31, 2014, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of December 31, 2014, the interest rate was 2.2%. The weighted-average interest rate related to borrowings under our revolving credit facility for the year ended December 31, 2014 was 2.2%

Our revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, our revolving credit facility requires NuStar Energy to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.0-to-1.0. As of December 31, 2014, NuStar Energy’s consolidated debt coverage ratio was 4.0x. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of our revolving credit facility as of December 31, 2014.

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

Commitments
As of December 31, 2014, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. NET INCOME (LOSS) PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income (loss) per unit pursuant to the two-class method. The computation of diluted net loss for the year ended December 31, 2013 excludes 289,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. Unit amounts used in the computation of basic and diluted net income (loss) per unit were as follows:

	Year Ended December 31,
	2014	2013	2012
Basic units outstanding:
Weighted-average number of basic units outstanding	42,719,217	42,619,722	42,576,858
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,719,217	42,619,722	42,576,858
Effect of dilutive securities	22,985	—	7,809
Weighted-average number of diluted units outstanding	42,742,202	42,619,722	42,584,667

13. MEMBERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income
The following table presents changes in accumulated other comprehensive (loss) income by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2012	$(4,446)	$(18,219)	$(22,665)
Other comprehensive loss before reclassification adjustments	(4,297)	(6,574)	(10,871)
Amounts reclassified to general and administrative expenses (a)	—	1,514	1,514
Other comprehensive loss	(4,297)	(5,060)	(9,357)
Balance as of December 31, 2012	(8,743)	(23,279)	(32,022)
Other comprehensive (loss) income before reclassification adjustments	(674)	39,596	38,922
Amounts reclassified to general and administrative expenses (a)	—	2,041	2,041
Other comprehensive (loss) income	(674)	41,637	40,963
Balance as of December 31, 2013	(9,417)	18,358	8,941
Other comprehensive loss before reclassification adjustments	(665)	(11,136)	(11,801)
Amounts reclassified to general and administrative expenses (a)	—	(2,915)	(2,915)
Other comprehensive loss	(665)	(14,051)	(14,716)
Balance as of December 31, 2014	$(10,082)	$4,307	$(5,775)

(a)	We recognized the net loss (gain) reclassified into income as general and administrative expenses. NuStar Energy reimburses us for these employee costs.

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

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.11
Total cash distributions	$93,252	$92,938	$89,860

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2014 (a)	$0.545	$23,403	February 9, 2015	February 17, 2015
September 30, 2014	$0.545	$23,351	November 10, 2014	November 19, 2014
June 30, 2014	$0.545	$23,250	August 6, 2014	August 14, 2014
March 31, 2014	$0.545	$23,248	May 7, 2014	May 15, 2014

(a)	The distribution was announced on January 30, 2015.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. EMPLOYEE BENEFIT PLANS

The NuStar Thrift Plan
The NuStar Thrift Plan (the Thrift Plan) is a qualified defined contribution plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to eligible NuStar GP, LLC employees upon their date of hire. Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Our matching contributions to the Thrift Plan for the years ended December 31, 2014, 2013 and 2012 totaled $5.9 million, $5.9 million and $6.9 million, respectively.

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

Pension and Other Postretirement Benefits
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that provides eligible employees with retirement income as calculated under a cash balance formula. Under the cash balance formula, benefits are determined based on age, service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service. Prior to January 1, 2014, eligible employees were covered under either a cash balance formula or a final average pay formula (FAP). Effective January 1, 2014, the Pension Plan was amended to freeze the FAP benefits as of December 31, 2013, and going forward, all eligible employees are covered under the cash balance formula discussed above.
NuStar GP, LLC also maintains an excess pension plan (the Excess Pension Plan) which is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees of NuStar GP, LLC.

Neither the Excess Thrift Plan nor the Excess Pension Plan is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.

NuStar GP, LLC also sponsors a contributory medical benefits plan for employees that retired prior to April 1, 2014. For employees that retire on or after April 1, 2014, we provide partial reimbursement for eligible third-party health care premiums.

The Pension Plan, Excess Pension Plan and the supplemental executive retirement plan (the SERP), which terminated in 2014, are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2014 and 2013 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2014	2013	2014	2013
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$87,632	$114,046	$7,154	$20,962
Service cost	8,049	16,321	374	1,171
Interest cost	4,225	5,036	373	940
Transfer to joint venture	—	—	—	(1,284)
Disposition charges (a)	—	180	—	—
Plan amendments	—	(24,560)	—	(11,822)
Benefits paid	(9,296)	(7,353)	(341)	(248)
Participants contributions	—	—	206	125
Actuarial loss (gain)	16,238	(15,708)	2,718	(2,690)
Curtailment (a)	—	(330)	—	—
Benefit obligation, December 31	$106,848	$87,632	$10,484	$7,154
Change in plan assets:
Plan assets at fair value, January 1	$75,573	$69,269	$—	$—
Actual return on plan assets	6,135	11,905	—	—
Company contributions	10,953	1,752	135	123
Benefits paid	(9,296)	(7,353)	(341)	(248)
Participants contributions	—	—	206	125
Plan assets at fair value, December 31	$83,365	$75,573	$—	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$83,365	$75,573	$—	$—
Less: Benefit obligation at December 31	106,848	87,632	10,484	7,154
Funded status at December 31	$(23,483)	$(12,059)	$(10,484)	$(7,154)
Amounts recognized in the consolidated balance sheets:
Accrued compensation expense	$(60)	$(2,333)	$(304)	$(141)
Long-term liabilities	(23,423)	(9,726)	(10,180)	(7,013)
Net pension liability	$(23,483)	$(12,059)	$(10,484)	$(7,154)

(a)	Disposition charge in 2013 relates to NuStar Energy’s San Antonio Refinery Sale and the curtailment in 2013 relates to the SERP retirement benefits.

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary increases. The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2014 and 2013 was $106.2 million and $86.9 million, respectively. As of December 31, 2014 and 2013, the aggregate accumulated benefit obligation for the Pension Plans exceeded plan assets.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Energy reimbursed and will continue to reimburse all costs incurred by us related to these employee benefit plans at cost. The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(Thousands of Dollars)
Service cost	$8,049	$16,321	$15,614	$374	$1,171	$1,258
Interest cost	4,225	5,036	4,012	373	940	976
Expected return on plan assets	(4,574)	(4,535)	(3,917)	—	—	—
Amortization of prior service credit	(2,063)	(41)	(18)	(1,145)	(198)	—
Amortization of net loss	179	2,071	1,393	114	209	139
Other (a)	(39)	847	4,397	—	—	1,284
Net periodic benefit cost (income)	$5,777	$19,699	$21,481	$(284)	$2,122	$3,657

(a)
In 2013, other includes charges for the Pensions Plans related to an Excess Pension settlement, disposition charges and a curtailment gain associated with SERP retirement benefits. Other charges in 2012 include disposition charges related to the 2012 Asphalt Sale.

Adjustments recognized in other comprehensive (loss) income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(Thousands of Dollars)
Net unrecognized (loss) gain arising during the year:
Net actuarial (loss) gain (a)	$(14,716)	$24,122	$(11,800)	$(2,718)	$2,690	$(1,368)
Prior service credit	—	24,514	295	—	11,822	2,420
Net (gain) loss reclassified into income:
Amortization of prior service credit	(2,063)	(41)	(18)	(1,145)	(198)	—
Amortization of net loss	179	2,071	1,393	114	209	139
Net (gain) loss reclassified into income	(1,884)	2,030	1,375	(1,031)	11	139

Income tax benefit (expense)	5,314	(18,053)	4,269	984	(5,499)	(390)
Total changes in other comprehensive (loss) income	$(11,286)	$32,613	$(5,861)	$(2,765)	$9,024	$801

(a) In 2013 net actuarial (loss) gain for the Pension Plans includes an Excess Pension settlement and in 2012 includes a curtailment related to the 2012 Asphalt Sale.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recorded as a component of accumulated other comprehensive (loss) income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2014	2013	2014	2013
	(Thousands of Dollars)
Unrecognized actuarial loss (a)	$(24,820)	$(10,283)	$(4,893)	$(2,289)
Prior service credit (a)	22,790	24,853	12,899	14,044
Deferred tax asset (liability)	1,675	(3,639)	(3,344)	(4,328)
Accumulated other comprehensive (loss) income, net of tax	$(355)	$10,931	$4,662	$7,427

(a)	Represents the balance of accumulated other comprehensive (loss) income that has not been recognized as a component of net periodic benefit cost.

The following pre-tax amounts in accumulated other comprehensive loss as of December 31, 2014 are expected to be recognized as components of net periodic benefit cost (income) in 2015:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
Unrecognized actuarial loss	$1,845	$269
Prior service credit	$(2,063)	$(1,145)

Investment Policies and Strategies
The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2014, the target allocations for plan assets are 65% equity securities and 35% fixed income investments.

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

Fair Value of Plan Assets
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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan, were as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,225	$—	$—	$1,225
Equity securities:
U.S. large cap equity fund (a)	—	50,009	—	50,009
International stock index fund (b)	8,092	—	—	8,092
Fixed income securities:
Bond market index fund (c)	24,039	—	—	24,039
Total	$33,356	$50,009	$—	$83,365

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,552	$—	$—	$1,552
Equity securities:
U.S. large cap equity fund (a)	—	45,756	—	45,756
International stock index fund (b)	7,652	—	—	7,652
Fixed income securities:
Bond market index fund (c)	20,613	—	—	20,613
Total	$29,817	$45,756	$—	$75,573

(a)
This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)	This fund tracks the performance of the Total International Composite Index.

(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

Contributions to the Pension Plans
For the year ended December 31, 2014, we contributed $11.0 million and $0.1 million to the Pension Plans and other postretirement benefit plans, respectively. We expect to contribute approximately $8.1 million to the Pension Plans and $0.3 million to our other postretirement benefit plans during 2015, which principally represents contributions either required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits. Since costs incurred by us related to the Pension Plan and our other postretirement benefit plan are reimbursed by NuStar Energy, funding for these plans will primarily be provided by NuStar Energy.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2015	$5,763	$304
2016	$6,163	$323
2017	$6,850	$327
2018	$7,407	$357
2019	$8,234	$404
Years 2020-2024	$49,390	$2,629

Assumptions
The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2014	2013	2014	2013
Discount rate	4.22%	5.04%	4.34%	5.28%
Rate of compensation increase	3.51%	3.51%	n/a	n/a

The weighted-average assumptions used to determine the net periodic benefit cost (income) were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	5.04%	4.48%	5.21%	5.28%	4.51%	5.25%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%	n/a	n/a	n/a
Rate of compensation increase	3.51%	3.69%	4.05%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2014	2013
Health care cost trend rate assumed for next year	7.46%	7.45%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2022	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. We sponsor a contributory postretirement health care plan for employees that retired prior to April 1, 2014. The plan has an annual limitation (a cap) on the increase of the employer’s share of the cost of covered benefits. The cap on the increase in employer’s cost is 2.5% per year. The assumed increase in total health care cost exceeds the 2.5% indexed cap, so increasing or decreasing the health care cost trend rate by 1% does not materially change our obligation or expense for the postretirement health care plan.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. UNIT-BASED COMPENSATION

As of December 31, 2014, we sponsored the following long-term incentive plans:

•
The Fourth Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 3,250,000 NuStar Energy (NS) common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2014, NS common units that remained available to be awarded totaled 1,441,988 under the 2000 LTIP.

•
The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the 2006 LTIP can include NSH unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2014, a total of 1,527,164 NSH units remained available to be awarded under the 2006 LTIP.

The 2003 Employee Unit Incentive Plan (the UIP), under which NuStar GP, LLC awarded NS common units to employees of NuStar GP, LLC or its affiliates, terminated on June 16, 2013. The 2002 Unit Option Plan (the UOP), under which NuStar GP, LLC awarded NS unit options to officers and directors of NuStar GP, LLC or its affiliates, terminated on March 22, 2012.

We purchase NS common units as needed to satisfy awards granted under the 2000 LTIP, the UOP and the UIP.

The number of awards granted under the above-noted plans were as follows:

	Year Ended December 31,
	2014		2013		2012
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	28,841	(a)	38,786	(a)	33,445	(a)
Restricted units (b)	208,714	1/5 per year	269,182	1/5 per year	231,855	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	7,009	1/3 per year	8,904	1/3 per year	8,170	1/3 per year
UIP:
Restricted units (c)	—	—	—	—	15,382	1/5 per year
2006 LTIP:
Restricted units	16,895	1/5 per year	18,620	1/5 per year	25,640	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (d)	8,911	1/3 per year	13,183	1/3 per year	10,601	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met, as defined in the award agreements.

(b)
The 2000 LTIP restricted unit grants include 2,844 and 3,882 restricted unit awards granted to certain international employees for the years ended December 31, 2014 and 2013, respectively, that vest 1/3 per year, as defined in the award agreements.

(c)
The UIP restricted unit grants include 3,392 restricted unit awards granted to certain international employees for the year ended December 31, 2012, that vest 1/3 per year, as defined in the award agreements.

(d)
Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “General and administrative expenses” on our consolidated statements of comprehensive income (loss).

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014 and 2013, we had accrued $5.4 million and $6.2 million, respectively, for the outstanding awards of NS performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$10,934	$7,369	$5,831
Expenses resulting from NuStar GP Holdings awards to non-employee directors	$129	$19	$305

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

On November 16, 2007, we granted 324,100 NSH unit options at $31.55, which was our only grant of options under the 2006 LTIP. These options expired seven years after the grant date and vested in annual one-third increments beginning on November 16, 2010. The total intrinsic value of unit options exercised during each of the years ended December 31, 2014, 2013 and 2012 was $2.8 million, $0.1 million and $0.1 million, respectively. The number of NSH unit options exercised during each of the years ended December 31, 2014, 2013 and 2012 was 289,100, 11,666 and 11,667, respectively. There were no NSH unit options outstanding as of December 31, 2014. There were 289,100 NSH unit options outstanding and exercisable as of December 31, 2013.

Restricted Units
The following table summarizes information related to outstanding NSH restricted units awarded under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit
Balance as of January 1, 2014	39,204	21,194	60,398	$28.83
Granted	16,895	8,911	25,806	$34.22
Vested	(12,264)	(9,680)	(21,944)	$29.22
Forfeited	(4,745)	—	(4,745)	$27.46
Balance as of December 31, 2014	39,090	20,425	59,515	$31.13

The weighted-average grant-date fair value of NSH restricted units granted during the years ended December 31, 2014, 2013 and 2012 was $34.22, $27.87 and $28.77 per unit, respectively. The total fair value of NSH restricted units that vested during the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $1.5 million and $1.0 million, respectively.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. INCOME TAXES

Components of income tax benefit (expense) were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Current:
U.S. federal	$1,123	$—	$465
U.S. state	42	(368)	(42)
Total current	1,165	(368)	423
Deferred:
U.S. federal	415	(599)	433
U.S. state	206	175	10
Total deferred	621	(424)	443
Total income tax benefit (expense)	$1,786	$(792)	$866

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(Thousands of Dollars)
Deferred income tax assets:
Share/option compensation	$2,708	$2,976
Pension	5,459	4,318
Capital loss	590	474
Other state	39	—
Net operating loss	4,419	3,519
Foreign tax credits	66	44
Deferred income tax assets	13,281	11,331
Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(216)	(233)
Other state	—	(191)
Other employee benefits	(8,771)	(13,531)
Total net deferred income tax assets (liabilities)	$4,294	$(2,624)

At December 31, 2014, our U.S. corporate operations had capital loss carryforwards for tax purposes, which were subject to a five-year carryforward limitation and were set to expire in 2018. The realization of deferred income tax assets recorded as of December 31, 2014 is dependent upon our ability to generate future taxable income in the United States. We believe that it is more-likely-than-not that the deferred tax assets as of December 31, 2014 will be realized, based upon expected future taxable income and potential tax planning strategies.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2014:
Net income	$13,646	$15,768	$17,639	$14,374	$61,427
Basic and diluted net income per unit	0.32	0.37	0.41	0.34	1.44
Cash distributions per unit applicable to limited partners	0.545	0.545	0.545	0.545	2.180
2013:
Net income (loss)	$11,075	$12,559	$12,035	$(46,703)	$(11,034)
Basic and diluted net income (loss) per unit	0.26	0.29	0.29	(1.10)	(0.26)
Cash distributions per unit applicable to limited partners	0.545	0.545	0.545	0.545	2.180

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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

ITEM  9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed under this Item 10 appears under the following headings in our Proxy Statement for the 2015 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors;” “Proposal No. 1 Election of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Miscellaneous.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in our Proxy Statement for the 2015 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Discussion and Analysis;” “Executive Compensation;” “Compensation of Directors;” “Risk Oversight;” “Information Regarding the Board of Directors;” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in our Proxy Statement for the 2015 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership of NuStar Securities;” and “Equity Compensation Plan Information.”

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in our Proxy Statement for the 2015 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Party Transactions;” and “Information Regarding the Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in our Proxy Statement for the 2015 annual meeting of unitholders and is hereby incorporated by reference: “KPMG Fees;” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar GP Holdings, LLC and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
		NUSTAR GP HOLDINGS, LLC:
		Management’s Report on Internal Control over Financial Reporting
		Report of independent registered public accounting firm (KPMG LLP)
		Consolidated Balance Sheets as of December 31, 2014 and 2013
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Members’ Equity - Years Ended December 31, 2014, 2013 and 2012
		Notes to Consolidated Financial Statements
	(2)
Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits.
		Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.01	Certificate of Formation of UDS Logistics, LLC, dated June 5, 2000	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC, dated January 19, 2006	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.04	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed July 25, 2006 (File No. 001-32940), Exhibit 3.01

4.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.04	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 11, 2004	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

4.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.06	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 10, 2008	NuStar Energy L.P.’s Current Report on Form 8-K, filed April 15, 2008 (File No. 001-16417), Exhibit 3.1

4.07	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002 and effective January 8, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.09	Certificate of Amendment to Certificate of Limited Partnership of NuStar Logistics, L.P., dated and effective as of March 18, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.09

4.10	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.11	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

4.12	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.13	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.14	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.15	Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.16	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.17	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.18	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.19	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.20	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC, effective as of June 1, 2006	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.20

4.21	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940), Exhibit 4.01

4.22	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC, dated as of July 19, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 4.01

4.23	Amendment No. 1, effective as of February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC (f/k/a Valero GP Holdings, LLC) and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

4.24	Amendment No. 2, effective as of October 23, 2012, to Rights Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2012 (File No. 001-32940), Exhibit 4.03

10.01
364-Day Revolving Credit Agreement dated as of June 28, 2013, among NuStar GP Holdings, LLC, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and SunTrust Bank, as Syndication Agent
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 3, 2013 (File No. 001-32940), Exhibit 10.1

10.02
First Amendment to 364-Day Revolving Credit Agreement dated as of June 17, 2014 among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 23, 2014 (File No. 001-32940), Exhibit 10.01

10.03	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

10.04
First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

10.05
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

10.06
Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company , N.A.
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

10.07
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.23

10.08
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

10.09
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

10.10
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

10.11
Seventh Supplemental Indenture, dated as of August 19, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed August 23, 2013 (File No. 001-16417), Exhibit 4.3

10.12
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

10.13
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.2

10.14
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

10.15
First Amendment to 5-Year Revolving Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.16
Second Amendment to 5-Year Revolving Credit Agreement, dated as of November 30, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.03

10.17
Third Amendment to 5-Year Revolving Credit Agreement, dated as of January 11, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.04

10.18
Fourth Amendment to 5-Year Revolving Credit Agreement, dated as of December 4, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.05

10.19
Amended and Restated 5-Year Revolving Credit Agreement, dated as of October 29, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank and Mizuho Bank, Ltd., as Co-Syndication Agents, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Documentation Agents, and J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., Mizuho Bank, Ltd., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Bookrunners and Joint Lead Arrangers
NuStar Energy L.P.’s Current Report on Form 8-K filed October 31, 2014 (File No. 001-16417), Exhibit 10.1

10.20	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.21	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.22
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.23
Second Amendment to Letter of Credit Agreement, dated as of January 17, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.10

10.24
Third Amendment to Letter of Credit Agreement, dated as of March 8, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.11

10.25
Fourth Amendment to Letter of Credit Agreement, dated as of April 19, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.12

10.26
Fifth Amendment to Letter of Credit Agreement, dated as of April 23, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.13

10.27
Sixth Amendment to Letter of Credit Agreement, dated as of November 3, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.1

10.28	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.29
Letter of Credit Agreement dated as of September 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed September 9, 2014 (File No. 001-16417), Exhibit 10.01

10.30
Amendment No. 1 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of November 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.3

10.31	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.32	Letter of Credit Agreement dated as of June 5, 2013 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 11, 2013 (File No. 001-16417), Exhibit 10.01

10.33
Amendment No. 1 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of November 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.2

+10.34	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.35	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan (substantially the same for 2008 and 2009 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.03

+10.36	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan (substantially the same for 2010, 2011 and 2012 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.37	Form of 2013 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-32940), Exhibit 10.30

+10.38	Form of Unit Option Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.39	Form of Non-employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended (substantially the same for 2008 and 2009 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.40
Form of Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan (substantially the same for 2010, 2011 and 2012 awards with appropriate adjustments based on award dates)
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.02

+10.41	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-32940), Exhibit 10.27

+10.42	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.43	Form of Unit Option Agreement under the NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, as amended	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.58

+10.44	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.45	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

+10.46	NuStar GP, LLC Fourth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.10

+10.47	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2008 and 2009 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.48	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.49	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.03

+10.50	Form of 2011 and 2012 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.51	Form of 2013 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.15

+10.52	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (for 2006, 2007, 2008 and 2009 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.53	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (for 2006, 2007, 2008 and 2009 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 2010 (File No. 001-16417), Exhibit 10.03

+10.54
Form of Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2010, 2011, 2012 and 2013 awards with appropriate adjustments based on award dates)
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-32940), Exhibit 10.12

+10.55	Form of Waiver Related to Certain Performance Units (for 2009, 2010 and 2011 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.56	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2010, 2011 and 2012 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.02

+10.57	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.21

+10.58	NuStar Energy L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

+10.59	Form of Change of Control Severance Agreement with executive officers of NuStar GP, LLC (substantially the same for all executive officers, except for payment multiple)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

+10.60	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.15

+10.61	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

10.62	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.63	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

10.64	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.65	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.66
Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008
NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.67	Amendment to Crude Oil Sales Agreement between PDVSA-Petróleo S.A., NuStar Logistics, L.P. and NuStar Marketing LLC, effective as of October 1, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2013 (File No. 001-16417), Exhibit 10.01

10.68
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.69
Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC and NuStar Asphalt LLC dated August 2, 2012
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

10.70
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

10.71	Amended and Restated Transaction Agreement by and between LG Asphalt L.P. and NuStar Logistics, L.P. dated as of December 20, 2013	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.47

10.72	Amendment No. 1 to Amended and Restated Transaction Agreement dated as of January 29, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.48

10.73	Amendment No. 2 to Amended and Restated Transaction Agreement dated as of February 26, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.49

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 26, 2015 (NuStar GP Holdings, LLC)	*
23.02	Consent of KPMG LLP dated February 26, 2015 (NuStar Energy L.P.)	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	**

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	**

99.01	Audit Committee Pre-Approval Policy	*

99.02	Consolidated Financial Statements of NuStar Energy L.P. for December 31, 2014 and 2013	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

**	Furnished herewith.
An electronic copy of this Form 10-K is available on our internet website, free of charge, at http://www.nustargpholdings.com (select the “Investors” link, then the “SEC Filings” link). A paper copy of the Form 10-K also is available without charge to unitholders upon written request at the address below. Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar GP Holdings, LLC, 19003 IH-10 West, San Antonio, Texas 78257 or corporatesecretary@nustarenergy.com.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuStar GP Holdings, LLC (Registrant)

By:	/s/ Bradley C. Barron

Bradley C. Barron
President and Chief Executive Officer
February 26, 2015

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
February 26, 2015

By:	/s/ Jorge A. del Alamo

Jorge A. del Alamo
Senior Vice President and Controller
February 26, 2015

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 26, 2015
William E. Greehey

/s/ Bradley C. Barron	President, Chief Executive	February 26, 2015
Bradley C. Barron	Officer and Director (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President and	February 26, 2015
Thomas R. Shoaf	Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Senior Vice President and Controller	February 26, 2015
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 26, 2015
William B. Burnett

/s/ James F. Clingman	Director	February 26, 2015
James F. Clingman

/s/ Jelynne LeBlanc-Burley	Director	February 26, 2015
Jelynne LeBlanc-Burley