Form 10-Q
period 2015-03-31
NuStar GP Holdings, LLC
filed 2015-05-07
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2015 was 42,913,969.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,225	$2,840
Receivable from related parties	16,808	15,704
Income tax receivable	1,161	1,211
Other receivables	3	91
Deferred income tax assets, net	158	724
Other current assets	261	491
Total current assets	19,616	21,061
Investment in NuStar Energy L.P.	328,629	326,982
Long-term receivable from related party	35,220	33,537
Deferred income tax assets, net	4,122	3,570
Total assets	$387,587	$385,150
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	418	620
Accrued compensation expense	11,930	9,944
Accrued liabilities	322	437
Taxes other than income tax	283	1,751
Total current liabilities	38,953	38,752
Long-term liabilities	37,519	35,562
Commitments and contingencies (Note 8)
Members’ equity	320,155	316,611
Accumulated other comprehensive loss	(9,040)	(5,775)
Total members’ equity	311,115	310,836
Total liabilities and members’ equity	$387,587	$385,150
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2015	2014
Equity in earnings of NuStar Energy L.P.	$27,522	$14,390
General and administrative expenses	(951)	(872)
Other income, net	462	17
Interest expense, net	(213)	(222)
Income before income tax (expense) benefit	26,820	13,313
Income tax (expense) benefit	(15)	333
Net income	$26,805	$13,646
Comprehensive income	$23,540	$12,698
Basic and diluted net income per unit	$0.62	$0.32
Weighted-average number of basic units outstanding	42,913,277	42,656,281
Weighted-average number of diluted units outstanding	42,913,277	42,656,281
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$26,805	$13,646
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(27,522)	(14,390)
Distributions of equity in earnings from NuStar Energy L.P.	23,968	14,390
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(462)	(17)
Provision (benefit) for deferred income tax	14	(334)
Changes in current assets and liabilities (Note 6)	(501)	(2,335)
(Increase) decrease in long-term receivable from related party	(1,956)	1,278
Increase in long-term liabilities	1,957	1,838
Other, net	92	77
Net cash provided by operating activities	22,395	14,153
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	—	9,570
Investment in NuStar Energy L.P.	(1,823)	(1,363)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,201	463
Net cash (used in) provided by investing activities	(622)	8,670
Cash Flows from Financing Activities:
Distributions to unitholders	(23,403)	(23,249)
Other, net	15	—
Net cash used in financing activities	(23,388)	(23,249)
Net decrease in cash and cash equivalents	(1,615)	(426)
Cash and cash equivalents as of the beginning of the period	2,840	1,603
Cash and cash equivalents as of the end of the period	$1,225	$1,177
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2015, we owned approximately 14.9% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,258,166 common units of NuStar Energy representing a 12.9% limited partner interest.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. Early adoption is permitted. We will adopt these provisions January 1, 2016, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

In February 2015, the FASB issued new consolidation guidance that modifies the criterion involved in a reporting organization’s evaluation of whether certain legal entities are subject to consolidation under the standard. The standard is effective for public companies for annual and interim reporting periods beginning after December 15, 2015, using one of two retrospective transition methods. Early adoption is permitted. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective transition methods. Early adoption is not permitted for public entities. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

2. INVESTMENT IN NUSTAR ENERGY

On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50 percent.

On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon.
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	March 31, 2015	December 31, 2014
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$336,208	$389,147
Property, plant and equipment, net	3,592,286	3,460,732
Goodwill	704,488	617,429
Other non-current assets	451,165	451,488
Total assets	$5,084,147	$4,918,796
Current liabilities	$260,285	$365,192
Long-term debt	2,987,413	2,749,452
Other non-current liabilities	110,492	87,942
Total liabilities	3,358,190	3,202,586
NuStar Energy partners’ equity	1,725,957	1,716,210
Total liabilities and partners’ equity	$5,084,147	$4,918,796

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$554,944	$849,213
Operating income	$99,281	$81,103

Income from continuing operations	$127,125	$42,996
Income (loss) from discontinued operations, net of tax	774	(3,359)
Net income	$127,899	$39,637

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	March 31, 2015	December 31, 2014
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,725,957	$1,716,210
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	257,168	255,715
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	71,461	71,267
Investment in NuStar Energy	$328,629	$326,982

3. RELATED PARTY TRANSACTIONS

We had a receivable from related parties of $16.8 million and $15.7 million as of March 31, 2015 and December 31, 2014, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $35.2 million and $33.5 million as of March 31, 2015 and December 31, 2014, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$48,546	$44,337
Other expenses	$129	$94
NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement had an original termination date of December 31, 2014, which was subsequently renewed automatically and will continue to renew automatically every two years unless terminated by either party upon six months’ prior written notice. For the three months ended March 31, 2015 and 2014, the Holdco Administrative Services Expense totaled $0.5 million and $0.4 million, respectively.
Axeon
On February 26, 2014, NuStar Energy completed the 2014 Asphalt Sale to Lindsay Goldberg. As a result of the 2014 Asphalt Sale, we ceased reporting transactions between us and Axeon as related party transactions in our consolidated financial statements on February 26, 2014.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partner distribution	11,316	11,211
Total distributions to NuStar GP Holdings	24,082	23,977
Public unitholders’ distributions	73,969	74,074
Total cash distributions	$98,051	$98,051
Cash distributions per unit applicable to limited partners	$1.095	$1.095

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2015 (a)	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on April 22, 2015.

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

The following liabilities are measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$7,021	$—	$—	$7,021
Total	$7,021	$—	$—	$7,021

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Accrued compensation expense:
NuStar Energy restricted units and performance awards	$5,369	$—	$—	$5,369
Total	$5,369	$—	$—	$5,369

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

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(1,034)	$(4,497)
Income tax receivable	50	—
Other receivables	88	(429)
Other current assets	194	(23)
Increase (decrease) in current liabilities:
Accounts payable	(202)	73
Accrued compensation expense	1,986	3,642
Accrued liabilities	(115)	—
Taxes other than income tax	(1,468)	(1,101)
Changes in current assets and current liabilities	$(501)	$(2,335)

Cash flows related to interest and income tax were as follows:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Cash paid for interest	$174	$172
Cash (refunded) paid for income tax	$(49)	$1

7. CREDIT FACILITY
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

As of March 31, 2015, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the revolving credit facility. Interest on the revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2015, the weighted-average interest rate was 2.2%.

The revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the revolving credit facility requires NuStar Energy to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00. However, if NuStar Energy consummates one or more acquisitions for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of March 31, 2015, NuStar Energy’s consolidated debt coverage ratio was 4.1x and the maximum allowed amount was 5.50-to-1.00, as a result of the Linden Acquisition. We are also required to receive cash distributions of at least $12.5 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the revolving credit facility as of March 31, 2015.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2014	$310,836
Net income	26,805
Distributions to unitholders	(23,403)
Other comprehensive loss	(3,265)
Unit-based compensation	126
Other	16
Balance as of March 31, 2015	$311,115
Accumulated Other Comprehensive Loss
The following table presents balances of and changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2015	$(10,082)	$4,307	$(5,775)
Other comprehensive loss before reclassification adjustments	(2,991)	—	(2,991)
Amounts reclassified to general and administrative expenses (a)	—	(274)	(274)
Other comprehensive loss	(2,991)	(274)	(3,265)
Balance as of March 31, 2015	$(13,073)	$4,033	$(9,040)

(a)	These amounts are components of net periodic pension cost (income), and NuStar Energy reimburses us for these employee costs. See Note 11 for further details.
Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,388	$23,248

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2015 (a)	$0.545	$23,388	May 8, 2015	May 18, 2015
December 31, 2014	$0.545	$23,403	February 9, 2015	February 17, 2015

(a)	The distribution was announced on April 22, 2015.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. The computation of diluted net income per unit for the three months ended March 31, 2014 excludes 289,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. There were no outstanding options to purchase NuStar GP Holdings units for the three months ended March 31, 2015.

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (income) related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2015	2014	2015	2014
	(Thousands of Dollars)
For the three months ended March 31:
Service cost	$1,919	$2,012	$118	$94
Interest cost	1,097	1,057	112	93
Expected return on assets	(1,254)	(1,144)	—	—
Amortization of prior service credit	(516)	(516)	(286)	(286)
Amortization of net loss	461	45	67	28
Net periodic benefit cost (income)	$1,707	$1,454	$11	$(71)

(a)	Includes amounts related to the pension plan and the excess pension plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2014, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of March 31, 2015, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,258,166 common units of NuStar Energy representing a 12.9% limited partner interest.
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

NuStar Energy’s partnership agreement requires that it distribute all “Available Cash” to its partners each quarter, and this term is defined in its partnership agreement as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by NuStar Energy’s board of directors. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors.

On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50 percent.

On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,
	2015	2014	Change
Equity in earnings of NuStar Energy	$27,522	$14,390	$13,132
General and administrative expenses	(951)	(872)	(79)
Other income, net	462	17	445
Interest expense, net	(213)	(222)	9
Income before income tax (expense) benefit	26,820	13,313	13,507
Income tax (expense) benefit	(15)	333	(348)
Net income	$26,805	$13,646	$13,159
Basic and diluted net income per unit	$0.62	$0.32	$0.30

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended March 31,
	2015	2014	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$554,944	$849,213	$(294,269)
Cost of product sales	262,506	594,959	(332,453)
Operating expenses	115,647	106,065	9,582
Depreciation and amortization expense	50,205	43,651	6,554
Segment operating income	126,586	104,538	22,048
General and administrative expenses	25,053	20,856	4,197
Other depreciation and amortization expense	2,252	2,579	(327)
Operating income	$99,281	$81,103	$18,178

Income from continuing operations	$127,125	$42,996	$84,129
Income (loss) from discontinued operations, net of tax	774	(3,359)	4,133
Net income	$127,899	$39,637	$88,262

Net income per unit applicable to limited partners	$1.47	$0.36	$1.11

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income increased $88.3 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to a $56.3 million gain associated with the Linden Acquisition and an increase of $22.0 million in segment operating income, resulting mainly from improvements in its pipeline and storage segments.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2015	2014	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,342	$579	$1,763
General partner incentive distribution rights	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	13,147	11,384	1,763
Limited partner interest in earnings of NuStar Energy	15,096	3,727	11,369
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$27,522	$14,390	$13,132

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to an increase in NuStar Energy’s net income.

TRENDS AND OUTLOOK

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

NuStar Energy’s Pipeline Segment
NuStar Energy expects its pipeline segment earnings for the second quarter of 2015 to be lower than the first quarter of 2015 due to a turnaround at one of its customer’s refineries as well as a seasonal increase in maintenance expenses. However, NuStar Energy expects both the second quarter of 2015 and the full-year 2015 earnings to exceed the comparable periods in 2014. NuStar Energy expects earnings in 2015 to benefit from the planned completion of pipeline expansion projects, reduced turnaround activity at its customers’ refineries and the July 1, 2015 tariff increase on its pipelines subject to regulation by the Federal Energy Regulatory Commission. Although the drop in crude prices in late 2014 and early 2015 has not reduced the demand for NuStar Energy’s transportation services so far, continued weak crude oil prices could have a negative impact on demand and its earnings in the future.

NuStar Energy’s Storage Segment
NuStar Energy expects storage segment earnings for the second quarter of 2015 to be comparable to the first quarter of 2015 and slightly higher than the second quarter of 2014. NuStar Energy expects the earnings for the full-year of 2015 to exceed 2014 results. These improved 2015 results are mainly due to the January 2015 purchase of the remaining 50% interest in the former joint venture terminal in Linden, New Jersey and higher throughputs at its North Beach terminal as a result of the increase in Eagle Ford Shale crude oil being shipped to Corpus Christi.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects second quarter of 2015 results for its fuels marketing segment to be lower than the first quarter of 2015 due to seasonal declines in its bunker sales. NuStar Energy expects the full-year 2015 results in this segment to be comparable to 2014 results. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from its forecast.

NuStar Energy expects that its reliability capital spending will increase significantly for the remainder of the year due to required tank inspections and various other regulatory projects.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as NuStar Energy bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control, including the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$1.095	$1.095
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Limited partner interest – common units	11,316	11,211
Total cash distributions to us	$24,082	$23,977
Distributions to us as a percentage of total cash distributions	24.6%	24.5%
Cash Flows for the Three Months Ended March 31, 2015 and March 31, 2014
Cash distributions received from NuStar Energy were $24.0 million for each of the three months ended March 31, 2015 and 2014. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $23.4 million for the three months ended March 31, 2015 and $23.2 million for the three months ended March 31, 2014.

Credit Facility
As of March 31, 2015, we had outstanding borrowings of $26.0 million and availability of $14.0 million for borrowings under the revolving credit facility. Interest on the revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2015, the weighted-average interest rate was 2.2%. Our management believes that we are in compliance with the covenants of the revolving credit facility as of March 31, 2015. We are in discussions with the lenders to renew or replace our revolving credit facility. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

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

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,388	$23,248
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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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
May 7, 2015

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 7, 2015

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 7, 2015