Form 10-Q
period 2015-06-30
NuStar GP Holdings, LLC
filed 2015-08-06
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2015 was 42,913,969.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$333	$2,840
Receivable from related parties	20,864	15,704
Income tax receivable	1,159	1,211
Other receivables	—	91
Deferred income tax assets, net	651	724
Other current assets	270	491
Total current assets	23,277	21,061
Investment in NuStar Energy L.P.	325,179	326,982
Long-term receivable from related party	36,894	33,537
Deferred income tax assets, net	3,646	3,570
Total assets	$388,996	$385,150
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	412	620
Accrued compensation expense	14,225	9,944
Accrued liabilities	360	437
Taxes other than income tax	844	1,751
Total current liabilities	41,841	38,752
Long-term liabilities	39,467	35,562
Commitments and contingencies (Note 8)
Members’ equity	312,421	316,611
Accumulated other comprehensive loss	(4,733)	(5,775)
Total members’ equity	307,688	310,836
Total liabilities and members’ equity	$388,996	$385,150
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity in earnings of NuStar Energy L.P.	$16,568	$16,739	$44,090	$31,129
General and administrative expenses	(921)	(880)	(1,872)	(1,752)
Other income, net	77	196	539	213
Interest expense, net	(214)	(231)	(427)	(453)
Income before income tax benefit (expense)	15,510	15,824	42,330	29,137
Income tax benefit (expense)	17	(56)	2	277
Net income	$15,527	$15,768	$42,332	$29,414
Comprehensive income	$19,834	$15,786	$43,374	$28,484
Basic and diluted net income per unit	$0.37	$0.37	$0.99	$0.69
Weighted-average number of basic units outstanding	42,913,771	42,658,178	42,913,526	42,657,235
Weighted-average number of diluted units outstanding	42,913,771	42,687,795	42,913,526	42,672,125
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$42,332	$29,414
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(44,090)	(31,129)
Distributions of equity in earnings from NuStar Energy L.P.	44,090	31,129
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(539)	(213)
Benefit for deferred income tax	(3)	(277)
Changes in current assets and liabilities (Note 6)	(1,637)	(1,244)
Increase in long-term receivable from related party	(3,904)	(653)
Increase in long-term liabilities	3,905	3,769
Other, net	184	152
Net cash provided by operating activities	40,338	30,948
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	3,868	16,805
Investment in NuStar Energy L.P.	(1,823)	(3,484)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,886	2,152
Net cash provided by investing activities	3,931	15,473
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	—	26,000
Repayment of short-term debt	—	(26,000)
Distributions to unitholders	(46,791)	(46,497)
Other, net	15	—
Net cash used in financing activities	(46,776)	(46,497)
Net decrease in cash and cash equivalents	(2,507)	(76)
Cash and cash equivalents as of the beginning of the period	2,840	1,603
Cash and cash equivalents as of the end of the period	$333	$1,527
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2015, we owned approximately 14.9% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,247,708 common units of NuStar Energy representing a 12.9% limited partner interest.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective transition methods. In July 2015, the FASB voted in favor of deferring the effective date by one year. Early adoption is permitted, but not before the original effective date. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

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
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	June 30, 2015	December 31, 2014
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$375,579	$389,147
Property, plant and equipment, net	3,641,078	3,460,732
Goodwill	704,404	617,429
Other non-current assets	451,994	451,488
Total assets	$5,173,055	$4,918,796
Current liabilities	$271,453	$365,192
Long-term debt	3,074,616	2,749,452
Other non-current liabilities	113,913	87,942
Total liabilities	3,459,982	3,202,586
NuStar Energy partners’ equity	1,713,073	1,716,210
Total liabilities and partners’ equity	$5,173,055	$4,918,796

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$570,611	$749,745	$1,125,555	$1,598,958
Operating income	$92,405	$89,354	$191,686	$170,457

Income from continuing operations	$54,325	$57,187	$181,450	$100,183
(Loss) income from discontinued operations, net of tax	—	(1,788)	774	(5,147)
Net income	$54,325	$55,399	$182,224	$95,036

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	June 30, 2015	December 31, 2014
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,713,073	$1,716,210
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	255,248	255,715
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	69,931	71,267
Investment in NuStar Energy	$325,179	$326,982

3. RELATED PARTY TRANSACTIONS

We had a receivable from related parties of $20.9 million and $15.7 million as of June 30, 2015 and December 31, 2014, respectively, mainly representing payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $36.9 million and $33.5 million as of June 30, 2015 and December 31, 2014, respectively, representing long-term employee benefits.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$52,188	$50,016	$100,734	$94,353
Other expenses	$89	$86	$218	$180
NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement had an original termination date of December 31, 2014, which was subsequently renewed automatically and will continue to renew automatically every two years unless terminated by either party upon six months’ prior written notice. For each of the three months ended June 30, 2015 and 2014, the Holdco Administrative Services Expense totaled $0.4 million, and $0.9 million for each of the six months ended June 30, 2015 and 2014.
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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partner distribution	11,212	11,223	22,528	22,434
Total distributions to NuStar GP Holdings	23,978	23,989	48,060	47,966
Public unitholders’ distributions	74,073	74,062	148,042	148,136
Total cash distributions	$98,051	$98,051	$196,102	$196,102
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2015 (a)	$1.095	$98,051	August 7, 2015	August 13, 2015
March 31, 2015	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on July 24, 2015.

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

The following liabilities are measured at fair value on a recurring basis and are reported in “Accrued compensation expense” on the consolidated balance sheets:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
June 30, 2015:
NuStar Energy restricted units and performance awards	$9,299	$—	$—	$9,299

December 31, 2014:
NuStar Energy restricted units and performance awards	$5,369	$—	$—	$5,369

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(5,018)	$(5,522)
Income tax receivable	52	—
Other receivables	91	(538)
Other current assets	149	(62)
Increase (decrease) in current liabilities:
Accounts payable	(208)	27
Accrued compensation expense	4,281	5,695
Accrued liabilities	(77)	(174)
Taxes other than income tax	(907)	(670)
Changes in current assets and current liabilities	$(1,637)	$(1,244)

Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2015	2014
	(Thousands of Dollars)
Cash paid for interest	$350	$326
Cash (refunded) paid for income tax	$(52)	$1

7. CREDIT FACILITY
Our revolving credit facility dated June 28, 2013, as most recently amended on June 17, 2015, will mature on June 27, 2016 and has a borrowing capacity of up to $50.0 million, of which up to $10.0 million may be available for letters of credit. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of June 30, 2015, we had outstanding borrowings of $26.0 million and availability of $24.0 million for borrowings under the revolving credit facility. Interest on the revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of June 30, 2015, the weighted-average interest rate was 2.2%.

The revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the revolving credit facility requires NuStar Energy to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00. However, if NuStar Energy consummates one or more acquisitions for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of June 30, 2015, NuStar Energy’s consolidated debt coverage ratio was 4.3x and the maximum allowed amount was 5.50-to-1.00, as a result of the Linden Acquisition. We are also required to receive cash distributions of at least $16.0 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the revolving credit facility as of June 30, 2015.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2014	$310,836
Net income	42,332
Distributions to unitholders	(46,791)
Other comprehensive income	1,042
Unit-based compensation	254
Other	15
Balance as of June 30, 2015	$307,688
Accumulated Other Comprehensive Loss
The following table presents balances of and changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive (Loss) Income	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2015	$(10,082)	$4,307	$(5,775)
Other comprehensive income before reclassification adjustments	1,589	—	1,589
Amounts reclassified to general and administrative expenses (a)	—	(547)	(547)
Other comprehensive income (loss)	1,589	(547)	1,042
Balance as of June 30, 2015	$(8,493)	$3,760	$(4,733)

(a)	These amounts are components of net periodic pension cost (income), and NuStar Energy reimburses us for these employee costs. See Note 11 for further details.
Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,388	$23,250	$46,776	$46,498

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2015 (a)	$0.545	$23,388	August 7, 2015	August 17, 2015
March 31, 2015	$0.545	$23,388	May 8, 2015	May 18, 2015
December 31, 2014	$0.545	$23,403	February 9, 2015	February 17, 2015

(a)	The distribution was announced on July 24, 2015.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. The computation of diluted net income per unit for the three and six months ended June 30, 2014 includes the dilutive effect of outstanding options to purchase NuStar GP Holdings units. There were no outstanding options to purchase NuStar GP Holdings units for the three and six months ended June 30, 2015. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic units outstanding:
Weighted-average number of basic units outstanding	42,913,771	42,658,178	42,913,526	42,657,235
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,913,771	42,658,178	42,913,526	42,657,235
Effect of dilutive securities	—	29,617	—	14,890
Weighted-average number of diluted units outstanding	42,913,771	42,687,795	42,913,526	42,672,125

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (income) related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2015	2014	2015	2014
	(Thousands of Dollars)
For the three months ended June 30:
Service cost	$1,919	$2,012	$118	$94
Interest cost	1,097	1,056	111	93
Expected return on assets	(1,254)	(1,144)	—	—
Amortization of prior service credit	(515)	(516)	(286)	(286)
Amortization of net loss (gain)	461	(260)	67	28
Other (b)	—	(214)	—	—
Net periodic benefit cost (income)	$1,708	$934	$10	$(71)

For the six months ended June 30:
Service cost	$3,838	$4,024	$236	$188
Interest cost	2,194	2,113	223	186
Expected return on assets	(2,508)	(2,288)	—	—
Amortization of prior service credit	(1,031)	(1,032)	(572)	(572)
Amortization of net loss (gain)	922	(215)	134	56
Other (b)	—	(214)	—	—
Net periodic benefit cost (income)	$3,415	$2,388	$21	$(142)

(a)	Includes amounts related to the pension plan and the excess pension plan.

(b)	Relates to a settlement credit associated with the supplemental executive retirement plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of June 30, 2015, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,247,708 common units of NuStar Energy representing a 12.9% limited partner interest.
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

On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC, a private investment firm.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2015	2014	Change
Equity in earnings of NuStar Energy	$16,568	$16,739	$(171)
General and administrative expenses	(921)	(880)	(41)
Other income, net	77	196	(119)
Interest expense, net	(214)	(231)	17
Income before income tax benefit (expense)	15,510	15,824	(314)
Income tax benefit (expense)	17	(56)	73
Net income	$15,527	$15,768	$(241)
Basic and diluted net income per unit	$0.37	$0.37	$—

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended June 30,
	2015	2014	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$570,611	$749,745	$(179,134)
Cost of product sales	281,610	473,755	(192,145)
Operating expenses	117,138	115,537	1,601
Depreciation and amortization expense	50,643	45,382	5,261
Segment operating income	121,220	115,071	6,149
General and administrative expenses	26,693	23,163	3,530
Other depreciation and amortization expense	2,122	2,554	(432)
Operating income	$92,405	$89,354	$3,051

Income from continuing operations	$54,325	$57,187	$(2,862)
Loss from discontinued operations, net of tax	—	(1,788)	1,788
Net income	$54,325	$55,399	$(1,074)

Net income per unit applicable to limited partners	$0.54	$0.56	$(0.02)

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $1.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. NuStar Energy’s segment operating income increased $6.1 million, resulting mainly from improvements in its pipeline and storage segments. This increase was offset by an increase of $3.5 million in NuStar Energy’s general and administrative expenses, as well as a $3.3 million decrease in NuStar Energy’s equity in earnings of joint ventures resulting from the Linden Acquisition.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,
	2015	2014	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$871	$894	$(23)
General partner incentive distribution rights	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,676	11,699	(23)
Limited partner interest in earnings of NuStar Energy	5,613	5,761	(148)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$16,568	$16,739	$(171)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to a decrease in NuStar Energy’s net income.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,
	2015	2014	Change
Equity in earnings of NuStar Energy	$44,090	$31,129	$12,961
General and administrative expenses	(1,872)	(1,752)	(120)
Other income, net	539	213	326
Interest expense, net	(427)	(453)	26
Income before income tax benefit	42,330	29,137	13,193
Income tax benefit	2	277	(275)
Net income	$42,332	$29,414	$12,918
Basic and diluted net income per unit	$0.99	$0.69	$0.30

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Six Months Ended June 30,
	2015	2014	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,125,555	$1,598,958	$(473,403)
Cost of product sales	544,116	1,068,714	(524,598)
Operating expenses	232,785	221,602	11,183
Depreciation and amortization expense	100,848	89,033	11,815
Segment operating income	247,806	219,609	28,197
General and administrative expenses	51,746	44,019	7,727
Other depreciation and amortization expense	4,374	5,133	(759)
Operating income	$191,686	$170,457	$21,229

Income from continuing operations	$181,450	$100,183	$81,267
Income (loss) from discontinued operations, net of tax	774	(5,147)	5,921
Net income	$182,224	$95,036	$87,188

Net income per unit applicable to limited partners	$2.01	$0.92	$1.09

Cash distributions per unit applicable to limited partners	$2.190	$2.190	$—

NuStar Energy’s net income increased $87.2 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to a $56.3 million gain associated with the Linden Acquisition and an increase of $28.2 million in NuStar Energy’s segment operating income, resulting mainly from improvements in its pipeline and storage segments.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2015	2014	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$3,213	$1,473	$1,740
General partner incentive distribution rights	21,610	21,610	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	24,823	23,083	1,740
Limited partner interest in earnings of NuStar Energy	20,709	9,488	11,221
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—
Equity in earnings of NuStar Energy	$44,090	$31,129	$12,961

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to an increase in NuStar Energy’s net income.

TRENDS AND OUTLOOK

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as NuStar Energy bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control, including the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and anhydrous ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

The decline in crude oil prices in late 2014 and early 2015 has not significantly reduced the demand for NuStar Energy’s transportation services, but, if crude oil prices remain low, it could result in significant reduction in exploration and development activity, leading to lower production volumes in markets served by its pipelines.  NuStar Energy believes that the Eagle Ford Shale region, with its close proximity to the Gulf Coast, offers transportation cost savings, which preserve favorable production economics even at lower crude oil prices, as compared with other shale regions, and its Eagle Ford Shale assets and its Corpus Christi North Beach terminal facility have not experienced a significant impact from the decline in crude oil prices.  The contractual volume commitments it has on many of its pipelines also somewhat mitigates the impact of low crude prices during the term of those contracts.  However, NuStar Energy’s asset location and long-term contracts could eventually not be enough to insulate against a protracted period of depressed crude oil prices, which could have a negative impact on demand and NuStar Energy’s future earnings.

NuStar Energy expects that its reliability capital spending will increase significantly in the last half of the year due to required tank inspections and various other regulatory requirements.

NuStar Energy’s Pipeline Segment
NuStar Energy expects its pipeline segment to continue to benefit from pipeline expansion projects completed in 2014 and the first half of 2015 that increased its Eagle Ford system’s overall capacity. In addition, NuStar Energy expects the remainder of the year to benefit from the July 1, 2015 tariff increase on its pipelines subject to regulation by the Federal Energy Regulatory Commission (FERC). Although turnaround activity at some of NuStar Energy’s customers’ refineries and a seasonal increase in maintenance expenses are expected to negatively impact its third quarter results, NuStar Energy expects the pipeline segment earnings for third quarter 2015 to slightly exceed third quarter 2014 and second quarter 2015. NuStar Energy expects full-year earnings for 2015 to exceed 2014 mainly due to the benefit of increased capacity in its Eagle Ford system and the FERC pipeline tariff increase.

NuStar Energy’s Storage Segment
NuStar Energy expects storage segment earnings for third quarter 2015 and full-year 2015 to exceed the comparable periods in 2014 due to the Linden Acquisition in January 2015, higher throughputs at its North Beach terminal as a result of the increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and favorable renewals of storage contracts at several of its terminal facilities. However, lower throughputs at some of NuStar Energy’s terminal locations could have a negative impact on its earnings in the storage segment. Therefore, NuStar Energy expects its storage segment earnings for third quarter 2015 to be lower than second quarter 2015.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects third quarter 2015 results for its fuels marketing segment to be comparable to second quarter 2015 and lower than third quarter 2014. NuStar Energy expects full-year 2015 results in this segment to be comparable to 2014 results. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051	$196,102	$196,102
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Limited partner interest – common units	11,212	11,223	22,528	22,434
Total cash distributions to us	$23,978	$23,989	$48,060	$47,966
Distributions to us as a percentage of total cash distributions	24.5%	24.5%	24.5%	24.5%
Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014
Cash distributions received from NuStar Energy were $48.0 million and $47.9 million for the six months ended June 30, 2015 and 2014, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $46.8 million for the six months ended June 30, 2015 and $46.5 million for the six months ended June 30, 2014.

Credit Facility
As of June 30, 2015, we had outstanding borrowings of $26.0 million and availability of $24.0 million for borrowings under the revolving credit facility. Interest on the revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of June 30, 2015, the weighted-average interest rate was 2.2%. Our management believes that we are in compliance with the covenants of the revolving credit facility as of June 30, 2015. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,388	$23,250	$46,776	$46,498
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.01
Second Amendment to Revolving Credit Agreement, dated as of June 17, 2015, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar GP Holdings, LLC's Current Report on Form 8-K filed June 19, 2015 (File No. 001-32940))

10.02
First Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 19, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-16417))

10.03
Seventh Amendment to Letter of Credit Agreement, dated as of April 30, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-16417))

10.04
Purchase and Sale Agreement, dated as of June 15, 2015, among NuStar Energy Services, Inc., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and NuStar Supply & Trading LLC, as Originators, NuStar Energy L.P., as Servicer, and NuStar Finance LLC, as Buyer (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417))

10.05
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as Borrower, the persons from time to time party thereto as Lenders and Group Agents, PNC Bank, National Association, as Administrative Agent, and Nustar Energy L.P., as initial Servicer (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417))

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
August 6, 2015

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 6, 2015

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 6, 2015