Form 10-Q
period 2015-09-30
NuStar GP Holdings, LLC
filed 2015-11-05
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2015 was 42,913,969.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$266	$2,840
Receivable from related parties	16,418	15,704
Income tax receivable	1,211	1,211
Other receivables	—	91
Deferred income tax assets, net	2,278	724
Other current assets	231	491
Total current assets	20,404	21,061
Investment in NuStar Energy L.P.	320,025	326,982
Long-term receivable from related party	30,550	33,537
Deferred income tax assets, net	1,752	3,570
Total assets	$372,731	$385,150
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	404	620
Accrued compensation expense	13,893	9,944
Accrued liabilities	475	437
Taxes other than income tax	1,373	1,751
Total current liabilities	42,145	38,752
Long-term liabilities	33,396	35,562
Commitments and contingencies (Note 8)
Members’ equity	306,078	316,611
Accumulated other comprehensive loss	(8,888)	(5,775)
Total members’ equity	297,190	310,836
Total liabilities and members’ equity	$372,731	$385,150
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity in earnings of NuStar Energy L.P.	$18,194	$17,770	$62,284	$48,899
General and administrative expenses	(825)	(877)	(2,697)	(2,629)
Other (expense) income, net	(3)	354	536	567
Interest expense, net	(234)	(216)	(661)	(669)
Income before income tax (expense) benefit	17,132	17,031	59,462	46,168
Income tax (expense) benefit	(215)	608	(213)	885
Net income	$16,917	$17,639	$59,249	$47,053
Comprehensive income	$12,762	$16,669	$56,136	$45,153
Basic and diluted net income per unit	$0.39	$0.41	$1.38	$1.10
Weighted-average number of basic units outstanding	42,913,969	42,702,185	42,913,675	42,672,383
Weighted-average number of diluted units outstanding	42,913,969	42,757,393	42,913,675	42,700,860
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$59,249	$47,053
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(62,284)	(48,899)
Distributions of equity in earnings from NuStar Energy L.P.	62,284	48,899
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(536)	(567)
Provision (benefit) for deferred income tax	264	(472)
Changes in current assets and liabilities (Note 6)	3,130	10,457
Decrease in long-term receivable from related party	2,167	8,272
Decrease in long-term liabilities	(2,166)	(8,840)
Other, net	282	219
Net cash provided by operating activities	62,390	56,122
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	9,661	23,010
Investment in NuStar Energy L.P.	(6,417)	(18,019)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,956	6,464
Net cash provided by investing activities	5,200	11,455
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	—	26,000
Repayment of short-term debt	—	(26,000)
Distributions to unitholders	(70,179)	(69,747)
Proceeds from the exercise of unit options	—	4,127
Other, net	15	(154)
Net cash used in financing activities	(70,164)	(65,774)
Net (decrease) increase in cash and cash equivalents	(2,574)	1,803
Cash and cash equivalents as of the beginning of the period	2,840	1,603
Cash and cash equivalents as of the end of the period	$266	$3,406
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2015, we owned approximately 15.0% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,336,364 common units of NuStar Energy representing a 13.0% limited partner interest.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. In August 2015, the FASB issued amended guidance that would allow debt issuance costs related to line-of-credit agreements to continue to be presented as an asset on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. Early adoption is permitted. We will adopt these provisions January 1, 2016, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

In February 2015, the FASB issued new consolidation guidance that modifies the criterion involved in a reporting organization’s evaluation of whether certain legal entities are subject to consolidation under the standard. The standard is effective for public companies for annual and interim reporting periods beginning after December 15, 2015, using one of two

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

retrospective transition methods. Early adoption is permitted. We will adopt these provisions January 1, 2016, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

2. INVESTMENT IN NUSTAR ENERGY

On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon.
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	September 30, 2015	December 31, 2014
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$338,357	$389,147
Property, plant and equipment, net	3,656,273	3,460,732
Goodwill	704,404	617,429
Other non-current assets	436,097	451,488
Total assets	$5,135,131	$4,918,796
Current liabilities	$255,373	$365,192
Long-term debt	3,109,359	2,749,452
Other non-current liabilities	116,499	87,942
Total liabilities	3,481,231	3,202,586
NuStar Energy partners’ equity	1,653,900	1,716,210
Total liabilities and partners’ equity	$5,135,131	$4,918,796

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$493,566	$794,422	$1,619,121	$2,393,380
Operating income	$100,994	$95,098	$292,680	$265,555

Income from continuing operations	$65,016	$59,117	$246,466	$159,300
Income (loss) from discontinued operations, net of tax	—	2,831	774	(2,316)
Net income	$65,016	$61,948	$247,240	$156,984

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	September 30, 2015	December 31, 2014
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,653,900	$1,716,210
NuStar GP Holdings’ ownership interest in NuStar Energy	15.0%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	248,085	255,715
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	71,940	71,267
Investment in NuStar Energy	$320,025	$326,982

3. RELATED PARTY TRANSACTIONS

We had a receivable from related parties of $16.4 million and $15.7 million as of September 30, 2015 and December 31, 2014, respectively, mainly representing payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $30.6 million and $33.5 million as of September 30, 2015 and December 31, 2014, respectively, representing long-term employee benefits.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$49,864	$49,793	$150,598	$144,146
Other expenses	$184	$197	$402	$377
NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2016, renewing automatically every two years unless terminated by either party upon six months’ prior written notice. For each of the three months ended September 30, 2015 and 2014, the Holdco Administrative Services Expense totaled $0.4 million, and $1.3 million for each of the nine months ended September 30, 2015 and 2014.
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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,883
General partner incentive distribution	10,805	10,805	32,415	32,415
Total general partner distribution	12,766	12,766	38,298	38,298
Limited partner distribution	11,318	11,380	33,846	33,814
Total distributions to NuStar GP Holdings	24,084	24,146	72,144	72,112
Public unitholders’ distributions	73,967	73,905	222,009	222,041
Total cash distributions	$98,051	$98,051	$294,153	$294,153
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2015 (a)	$1.095	$98,051	November 9, 2015	November 13, 2015
June 30, 2015	$1.095	$98,051	August 7, 2015	August 13, 2015
March 31, 2015	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on October 30, 2015.

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

The following liabilities are measured at fair value on a recurring basis and are reported in “Accrued compensation expense” on the consolidated balance sheets:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
September 30, 2015:
NuStar Energy restricted units and performance awards	$8,972	$—	$—	$8,972

December 31, 2014:
NuStar Energy restricted units and performance awards	$5,369	$—	$—	$5,369

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$(501)	$1,338
Income tax receivable	—	(403)
Other receivables	91	(386)
Other current assets	147	(27)
Increase (decrease) in current liabilities:
Accounts payable	(216)	(303)
Accrued compensation expense	3,949	10,690
Accrued liabilities	38	(136)
Taxes other than income tax	(378)	(316)
Changes in current assets and current liabilities	$3,130	$10,457

Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2015	2014
	(Thousands of Dollars)
Cash paid for interest	$548	$503
Cash refunded for income tax	$(50)	$(7)

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

As of September 30, 2015, we had outstanding borrowings of $26.0 million and availability of $24.0 million for borrowings under the revolving credit facility. Interest on the revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of September 30, 2015, the weighted-average interest rate was 2.3%.

The revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the revolving credit facility requires NuStar Energy to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00. However, if NuStar Energy consummates one or more acquisitions for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of September 30, 2015, NuStar Energy’s consolidated debt coverage ratio was 4.4x. We are also required to receive cash distributions of at least $16.0 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of the revolving credit facility as of September 30, 2015.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2014	$310,836
Net income	59,249
Distributions to unitholders	(70,179)
Other comprehensive loss	(3,113)
Unit-based compensation	382
Other	15
Balance as of September 30, 2015	$297,190
Accumulated Other Comprehensive Loss
The following table presents balances of and changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2015	$(10,082)	$4,307	$(5,775)
Other comprehensive loss before reclassification adjustments	(2,293)	—	(2,293)
Amounts reclassified to general and administrative expenses (a)	—	(820)	(820)
Other comprehensive loss	(2,293)	(820)	(3,113)
Balance as of September 30, 2015	$(12,375)	$3,487	$(8,888)

(a)	These amounts are components of net periodic pension cost (income), and NuStar Energy reimburses us for these employee costs. See Note 11 for further details.
Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,388	$23,351	$70,164	$69,849

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2015 (a)	$0.545	$23,388	November 9, 2015	November 17, 2015
June 30, 2015	$0.545	$23,388	August 7, 2015	August 17, 2015
March 31, 2015	$0.545	$23,388	May 8, 2015	May 18, 2015
December 31, 2014	$0.545	$23,403	February 9, 2015	February 17, 2015

(a)	The distribution was announced on October 30, 2015.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. The computation of diluted net income per unit for the three and nine months ended September 30, 2014 includes the dilutive effect of outstanding options to purchase NuStar GP Holdings units. There were no outstanding options to purchase NuStar GP Holdings units for the three and nine months ended September 30, 2015. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic units outstanding:
Weighted-average number of basic units outstanding	42,913,969	42,702,185	42,913,675	42,672,383
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,913,969	42,702,185	42,913,675	42,672,383
Effect of dilutive securities	—	55,208	—	28,477
Weighted-average number of diluted units outstanding	42,913,969	42,757,393	42,913,675	42,700,860

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLANS

In August 2015, we contributed $8.0 million to the pension plan. The components of net periodic benefit cost (income) related to our defined benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans
	2015	2014	2015	2014
	(Thousands of Dollars)
For the three months ended September 30:
Service cost	$1,919	$2,012	$118	$94
Interest cost	1,097	1,056	111	93
Expected return on assets	(1,254)	(1,144)	—	—
Amortization of prior service credit	(516)	(516)	(285)	(286)
Amortization of net loss	461	197	67	29
Other (b)	—	175	—	—
Net periodic benefit cost (income)	$1,707	$1,780	$11	$(70)

For the nine months ended September 30:
Service cost	$5,757	$6,036	$354	$282
Interest cost	3,291	3,169	334	279
Expected return on assets	(3,762)	(3,432)	—	—
Amortization of prior service credit	(1,547)	(1,548)	(857)	(858)
Amortization of net loss (gain)	1,383	(18)	201	85
Other (b)	—	(39)	—	—
Net periodic benefit cost (income)	$5,122	$4,168	$32	$(212)

(a)	Includes amounts related to the pension plan and the excess pension plan.

(b)
In 2014, other relates to a settlement credit associated with the supplemental executive retirement plan in the second quarter and a settlement charge associated with the excess pension plan in the third quarter.

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of September 30, 2015, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,336,364 common units of NuStar Energy representing a 13.0% limited partner interest.
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

On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC, a private investment firm.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,
	2015	2014	Change
Equity in earnings of NuStar Energy	$18,194	$17,770	$424
General and administrative expenses	(825)	(877)	52
Other (expense) income, net	(3)	354	(357)
Interest expense, net	(234)	(216)	(18)
Income before income tax (expense) benefit	17,132	17,031	101
Income tax (expense) benefit	(215)	608	(823)
Net income	$16,917	$17,639	$(722)
Basic and diluted net income per unit	$0.39	$0.41	$(0.02)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended September 30,
	2015	2014	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$493,566	$794,422	$(300,856)
Cost of product sales	193,958	509,794	(315,836)
Operating expenses	122,634	115,964	6,670
Depreciation and amortization expense	50,272	46,118	4,154
Segment operating income	126,702	122,546	4,156
General and administrative expenses	23,679	24,967	(1,288)
Other depreciation and amortization expense	2,029	2,481	(452)
Operating income	$100,994	$95,098	$5,896

Income from continuing operations	$65,016	$59,117	$5,899
Income from discontinued operations, net of tax	—	2,831	(2,831)
Net income	$65,016	$61,948	$3,068

Net income per unit applicable to limited partners	$0.68	$0.64	$0.04

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income increased $3.1 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to an increase of $4.2 million in NuStar Energy’s segment operating income, resulting mainly from improvements in its storage and pipeline segments.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2015	2014	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,084	$1,025	$59
General partner incentive distribution rights	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,889	11,830	59
Limited partner interest in earnings of NuStar Energy	7,026	6,661	365
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$18,194	$17,770	$424

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased $0.4 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to an increase in NuStar Energy’s net income.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,
	2015	2014	Change
Equity in earnings of NuStar Energy	$62,284	$48,899	$13,385
General and administrative expenses	(2,697)	(2,629)	(68)
Other income, net	536	567	(31)
Interest expense, net	(661)	(669)	8
Income before income tax (expense) benefit	59,462	46,168	13,294
Income tax (expense) benefit	(213)	885	(1,098)
Net income	$59,249	$47,053	$12,196
Basic and diluted net income per unit	$1.38	$1.10	$0.28

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Nine Months Ended September 30,
	2015	2014	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,619,121	$2,393,380	$(774,259)
Cost of product sales	738,074	1,578,508	(840,434)
Operating expenses	355,419	337,566	17,853
Depreciation and amortization expense	151,120	135,151	15,969
Segment operating income	374,508	342,155	32,353
General and administrative expenses	75,425	68,986	6,439
Other depreciation and amortization expense	6,403	7,614	(1,211)
Operating income	$292,680	$265,555	$27,125

Income from continuing operations	$246,466	$159,300	$87,166
Income (loss) from discontinued operations, net of tax	774	(2,316)	3,090
Net income	$247,240	$156,984	$90,256

Net income per unit applicable to limited partners	$2.69	$1.56	$1.13

Cash distributions per unit applicable to limited partners	$3.285	$3.285	$—

NuStar Energy’s net income increased $90.3 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to an increase of $32.4 million in its segment operating income, resulting mainly from improvements in NuStar Energy’s pipeline and storage segments, and a $56.3 million gain associated with the Linden Acquisition.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2015	2014	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$4,297	$2,498	$1,799
General partner incentive distribution rights	32,415	32,415	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	36,712	34,913	1,799
Limited partner interest in earnings of NuStar Energy	27,735	16,149	11,586
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—
Equity in earnings of NuStar Energy	$62,284	$48,899	$13,385

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased $13.4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to an increase in NuStar Energy’s net income.

TRENDS AND OUTLOOK

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

Current Market Conditions
Since late 2014, the price of crude oil and refined products has declined significantly. This market presents challenges for crude oil producers, and many have reduced capital spending and drilling activity or begun to narrow their focus to assets in the most cost-advantaged regions. On the other hand, refiners benefit from lower crude prices, to the extent the lower feedstock price has been coupled with higher demand for certain refined products.

NuStar Energy believes it has minimal direct exposure to the risks associated with fluctuating commodity prices, due to the fact that most of its commercial contracts are long-term and require its customers to agree to take-or-pay arrangements for committed storage or throughput capacity. In addition, NuStar Energy believes the diversity of services it provides, coupled with the fact that its assets are located in cost-advantaged regional markets across the country and around the world, serve to mitigate the short-term impact of low crude and refined products prices on its results of operations. However, a protracted period of depressed crude oil prices could have a negative impact on demand for some of its pipeline services in the Eagle Ford region and its associated future earnings.

NuStar Energy expects this lower commodity price environment to continue through the remainder of this year and the first half of 2016, but expects to see a modest recovery in the back half of next year.

NuStar Energy’s Pipeline Segment
NuStar Energy expects its pipeline segment to continue to benefit from pipeline expansion projects completed in 2014 and the first half of 2015 that increased its Eagle Ford System’s overall capacity. In addition, NuStar Energy expects the remainder of the year to benefit from the July 1, 2015 tariff increase on its pipelines subject to regulation by the Federal Energy Regulatory Commission (FERC). Although NuStar Energy expects its fourth quarter 2015 earnings to be lower than third quarter 2015 due to turnaround activity at some of its customers’ refineries and reduced throughput volumes on its Eagle Ford System due to lower domestic shale production, NuStar Energy expects its fourth quarter 2015 pipeline segment earnings to be comparable to the fourth quarter 2014. Further, NuStar Energy expects its full-year earnings for 2015 to exceed 2014 earnings, due to the benefit of increased capacity in its Eagle Ford System, as well as the FERC pipeline tariff increase.

NuStar Energy’s Storage Segment
NuStar Energy expects storage segment earnings for the fourth quarter 2015 to exceed the fourth quarter 2014, but be lower than the third quarter 2015, due to several factors. NuStar Energy’s storage segment should continue to benefit from the Linden Acquisition that it closed January 2015. NuStar Energy has also successfully renewed customer contracts at several of its terminal facilities. In addition, NuStar Energy expects to receive insurance proceeds in fourth quarter 2015 for Hurricane Sandy damage at its Linden terminal. However, NuStar Energy expects that the reduced throughput on its Eagle Ford System described above will also result in lower throughputs in the fourth quarter at its Corpus Christi North Beach terminal. NuStar Energy expects the full-year earnings for 2015 to exceed 2014 mainly due to the Linden Acquisition, favorable renewals of storage contracts at several of its terminal facilities and higher year-over-year throughputs at its Corpus Christi North Beach terminal.

NuStar Energy expects that its reliability capital spending in the last half of 2015 will significantly exceed the first half of 2015 due to required tank inspections and various other regulatory requirements mainly related to its storage segment.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects fourth quarter 2015 results for its fuels marketing segment to exceed the fourth quarter 2014 and the third quarter 2015. NuStar Energy expects full-year 2015 results in this segment to be lower than 2014 results mainly due to weaker margins across the segment. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from its forecast.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as it bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control, including the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and anhydrous ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051	$294,153	$294,153
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961	$5,883	$5,883
General partner incentive distribution	10,805	10,805	32,415	32,415
Limited partner interest – common units	11,318	11,380	33,846	33,814
Total cash distributions to us	$24,084	$24,146	$72,144	$72,112
Distributions to us as a percentage of total cash distributions	24.6%	24.6%	24.5%	24.5%
Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014
Cash distributions received from NuStar Energy were $71.9 million for each of the nine months ended September 30, 2015 and 2014, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $70.2 million for the nine months ended September 30, 2015 and $69.7 million for the nine months ended September 30, 2014.

Credit Facility
As of September 30, 2015, we had outstanding borrowings of $26.0 million and availability of $24.0 million for borrowings under the revolving credit facility. Interest on the revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of September 30, 2015, the weighted-average interest rate was 2.3%. Our management believes that we are in compliance with the covenants of the revolving credit facility as of September 30, 2015. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,388	$23,351	$70,164	$69,849
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.01
Amendment No. 2 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of August 19, 2015 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-16417))

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
November 5, 2015

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 5, 2015

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 5, 2015