Form 10-K
period 2015-12-31
NuStar GP Holdings, LLC
filed 2016-02-25
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of units held by non-affiliates was approximately $1,313 million based on the last sales price quoted as of June 30, 2015, the last business day of the registrant’s most recently completed second quarter.
The number of units outstanding as of January 31, 2016 was 42,930,549.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the proxy statement for the registrant’s 2016 annual meeting of unitholders, expected to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into PART III herein.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. As of December 31, 2015, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,252,660 common units of NuStar Energy representing a 12.9% limited partner interest.

We strive to increase unitholder value by actively supporting NuStar Energy in executing its business strategy, which includes continued growth through expansion projects and strategic acquisitions. We may facilitate NuStar Energy’s growth through the use of our capital resources, which could involve capital contributions, loans or other forms of financial support.

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

Our internet website address is http://www.nustargpholdings.com. Information contained on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material (select the “Investors” link, then the “SEC Filings” link). We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees on our website free of charge (select “Investors” link, then the “Corporate Governance” link).

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

ORGANIZATIONAL STRUCTURE

The following chart depicts a summary of our organizational structure and relationship with NuStar Energy as of December 31, 2015:

EMPLOYEES

Our wholly owned subsidiary, NuStar GP, LLC, provides administrative services to us. Employees of NuStar GP, LLC also provide services to NuStar Energy pursuant to the GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2015, NuStar GP, LLC had 1,251 employees. We believe that NuStar GP, LLC has a satisfactory relationship with its employees. Please refer to Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of the employee transfer from NuStar GP, LLC.

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
Our operating cash flows currently are completely dependent upon NuStar Energy making cash distributions at current levels to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	throughput volumes transported in its pipelines;

•	lease renewals or throughput volumes in its terminals and storage facilities;

•	tariff rates and fees it charges and the returns it realizes for its services;

•	the results of its marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;

•	demand for and supply of crude oil, refined products and anhydrous ammonia;

•	the effect of worldwide energy conservation measures;

•	its operating costs;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	prevailing economic conditions.

In addition, the amount of cash that NuStar Energy will have available for distribution will depend on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	the sources of cash used to fund its acquisitions;

•	its capital expenditures;

•	fluctuations in its working capital needs;

•	its issuances of debt and equity securities; and

•	adjustments in cash reserves made by NuStar Energy’s general partner, in its discretion.

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
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2015, we owned 10,252,660 common units representing limited partner interests in NuStar Energy, and the public unitholders owned the remaining 67,633,418 outstanding common units representing limited partner interests. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its 2% general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the 2% general partner interest and incentive distribution rights had we retained them.

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

Restrictions in our credit facility limit our ability to make distributions to our unitholders. Our credit facility matures in June 2016.
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

Our revolving credit facility matures in June 2016. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it on substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our 2% general partner interest.

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
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2015, Mr. Greehey beneficially owned 20.1% of our outstanding units.

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
Because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. In fact, our growth currently is completely dependent upon NuStar Energy’s ability to increase its quarterly distributions because our only cash-generating assets are indirect ownership interests in NuStar Energy. If we issue additional units or incur debt to fund acquisitions and growth capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our current per unit distribution level.

Consistent with the terms of its partnership agreement, NuStar Energy distributes to its partners its available cash each quarter. In determining the amount of cash available for distribution, NuStar Energy sets aside cash reserves, which it uses to fund its growth capital expenditures. Additionally, it historically has relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund its acquisition capital expenditures. Accordingly, to the extent NuStar Energy does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. In addition, to the extent NuStar Energy issues additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that NuStar Energy will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance its growth strategy would result in increased interest expense to NuStar Energy, which in turn may impact the available cash that we have to distribute to our unitholders.

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

Preferred Unit Purchase Rights. On July 19, 2006, we entered into a rights agreement, as amended by the first amendment effective February 28, 2008, the second amendment effective October 23, 2012 and the third amendment effective November 2, 2015, under which our board of directors declared a distribution of one preferred unit purchase right for each of our outstanding units. The rights become exercisable under specified circumstances, including any person or group (an “acquiring person”) becoming the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. If events specified in the rights agreement occur, each holder of rights, other than an acquiring person, can exercise their rights. When a holder exercises a right, the holder will be entitled to receive units valued at some multiple of the exercise price of the right. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the rights prior to a person or group becoming an acquiring person.

These provisions may delay or prevent a third party from acquiring us and any such delay or prevention could cause the market price of our units to decline.

Unitholders may have liability to repay distributions.
Under certain circumstances, our unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 18-607 of the Delaware Limited Liability Company Act (the Delaware Act), we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to members on account of their membership interests and liabilities that are nonrecourse to the limited liability company are not counted for purposes of determining whether a distribution is permitted.

Delaware law provides that, for a period of three years from the date of an impermissible distribution, members who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to us for the repayment of the distribution amount. Likewise, upon the winding up of our limited liability company, in the event that (a) we do not distribute assets in the following order: (1) to creditors in satisfaction of their liabilities; (2) to members and former members in satisfaction of liabilities for distributions owed under our limited liability company agreement; (3) to members for the return of their contributions; and finally (4) to the members in the proportions in which the members share in distributions and (b) a member knows at the time that the distribution violated the Delaware Act, then such member will be liable to repay the distribution for a period of three years (subject to certain exceptions) from the impermissible distribution under Section 18-804 of the Delaware Act.

A purchaser of common units will be liable for the obligations of the transferor to make contributions to us that are known to such purchaser at the time it became a member and for unknown obligations, if the liabilities could be determined from our limited liability company agreement.

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

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which could have a material and adverse impact on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
We are required to disclose material changes made in our internal controls over financial reporting on a quarterly basis and we are required to assess the effectiveness of our controls annually. Effective internal controls are necessary for us to provide reliable and timely financial reports, to prevent fraud, and to operate successfully as a publicly traded limited liability company. We may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 requires us, among other things, annually to review and report on the effectiveness of our internal control over financial reporting. Any failure to maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations.

Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Any failure to maintain effective internal controls over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have a material adverse effect on our financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.

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

NuStar Energy’s forecasted operating results are also based upon its projections of future market fundamentals that are not within its control, including changes in general economic conditions, the supply and demand of crude oil and refined products, availability to its customers of attractively priced alternative solutions for storage, transportation or supplies of crude oil and refined products and overall customer demand.

If NuStar Energy is unable to retain current, and obtain new, customers through renewing or establishing leases and throughput agreements at current or better rates or the utilization of NuStar Energy’s leased assets suffers a material decrease, NuStar Energy’s revenue and cash flows could be reduced to levels that could adversely affect its ability to make quarterly distributions to its unitholders, including us.
NuStar Energy’s revenue and cash flows are generated primarily from its customers’ payments of fees under throughput contracts and lease agreements. Failure of NuStar Energy to renew or enter into new contracts or its leasing customers’ material reduction of their utilization under existing leases could result from many factors, including:

•	a material decrease in the supply or price of crude oil;

•	a material decrease in demand for refined products in the markets served by NuStar Energy’s pipelines and terminals;

•	scheduled turnarounds or unscheduled maintenance at refineries NuStar Energy serves;

•	operational problems or catastrophic events at a refinery NuStar Energy serves or NuStar Energy’s assets;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery NuStar Energy serves or NuStar Energy’s assets;

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

Competing midstream service providers, including certain major energy and chemical companies, possess, or have greater financial resources to acquire, assets better suited to customer demand, which could undermine NuStar Energy’s ability to obtain and retain customers or reduce utilization of its leased assets, which could reduce NuStar Energy’s revenues and cash flows, thereby reducing its ability to make its quarterly distributions to unitholders, including us.
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

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, downgrades of its credit ratings, restrictions in its debt agreements or conditions in the financial markets.
As of December 31, 2015, NuStar Energy’s consolidated debt was $3.2 billion. NuStar Energy also may be required to post cash collateral under certain of its hedging arrangements, which it expects to fund with borrowings under its revolving credit agreement. In addition to any potential direct financial impact of NuStar Energy’s debt, it is possible that any material increase to NuStar Energy’s debt or other negative financial factors may be viewed negatively by credit rating agencies, which could result in ratings downgrades and increased costs for NuStar Energy to access the capital markets. Any downgrades in NuStar Energy’s credit ratings in the future could result in increases to the interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018, significantly increase NuStar Energy’s capital costs, reduce its liquidity and adversely affect its ability to raise capital in the future.

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

NuStar Energy’s accounts receivable securitization program contains various customary affirmative and negative covenants and default, indemnification and termination provisions. In addition, the related receivables financing agreement pursuant to which NuStar Energy is initial servicer and performance guarantor provides for acceleration of amounts owed upon the occurrence of certain specified events.

NuStar Energy’s debt service obligations, restrictive covenants and maturities resulting from its leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions, fund its capital needs and pay cash distributions at current levels to its unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under certain of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us. If NuStar Energy’s lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the revolving credit agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions at current levels to its unitholders, including us. Additionally, NuStar Energy may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect its future financial and operating flexibility and its ability to pay cash distributions at current levels.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.
NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2015, NuStar Energy had approximately $3.2 billion of consolidated debt, of which $1.8 billion was at fixed interest rates and $1.4 billion was at variable interest rates. In addition, prior ratings downgrades on NuStar Energy’s existing indebtedness caused interest rates under its revolving credit agreement and its senior notes due 2018 to increase effective January 2013, and future downgrades may cause interest rates on NuStar Energy’s variable interest rate debt to increase further. Additionally, at December 31, 2015, NuStar Energy had $600.0 million aggregate notional amount of interest rate swap arrangements, which increase its exposure to variable interest rates. As a result, NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. In addition, NuStar Energy historically has funded its strategic capital expenditures and acquisitions from external sources, primarily borrowings under its revolving credit agreement or funds raised through debt or equity offerings. An increase in interest rates may negatively impact NuStar Energy’s ability to access the capital markets at economically attractive rates. Further, the trading price of NuStar Energy’s common units is sensitive to changes in interest rates and any rise in interest rates could adversely impact the trading price of NuStar Energy’s units, which would effectively increase NuStar Energy’s cost of raising funds through equity offerings.

Low crude oil prices could have an adverse impact on NuStar Energy’s results of operations, cash flows and ability to make distributions to its unitholders, including us, as well as NuStar Energy’s ability to access the capital markets at economically attractive rates.
During 2015 and early 2016, the price of crude oil has continued to decline, reaching lows not seen in 13 years. The sustained period of low prices has forced most crude oil producers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. On the other hand, refiners generally have benefitted from lower crude prices, particularly to the extent that lower feedstock price has been coupled with higher demand for certain refined products in some regional markets. However, a protracted period of depressed crude oil prices and overall economic downturn could have a negative impact on NuStar Energy’s results of operations.

In addition, regardless of insulation from or lack of exposure to commodity prices, continued low crude oil prices seem to be having a direct, negative impact on the unit price of many master limited partnerships, including NuStar Energy’s, and unfavorable market conditions have increased the cost of financing capital spending through the public debt and equity markets.

Reduced demand for or supply of crude oil and refined products could affect NuStar Energy’s results of operations and ability to make distributions to its unitholders at current levels, including us.
NuStar Energy’s business is dependent upon the demand for and supply of the crude oil and refined products transported by its pipelines and stored in its terminals. Any sustained decrease in demand for refined products in the markets served by NuStar Energy’s pipelines and terminals could result in a significant reduction in throughputs in its pipelines and storage in its terminals, which would reduce NuStar Energy’s cash flows and its ability to make distributions at current levels to its partners, including us. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

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

NuStar Energy could be subject to damages based on claims brought against it by its customers or lose customers as a result of the failure of its products to meet certain quality specifications or other claims related to the operation of its assets and the services it provides to its customers.
Certain of NuStar Energy’s products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. NuStar Energy also could face other claims by its customers if its assets do not operate as expected by its customers or its services otherwise do not meet its customers’ expectations. A successful claim or series of claims against NuStar Energy could result in unforeseen expenditures and a loss of one or more customers.

NuStar Energy is exposed to counterparty credit risk. Nonpayment and nonperformance by NuStar Energy’s customers, vendors or derivative counterparties could reduce its revenues, increase its expenses and otherwise have a negative impact on its ability to conduct its business, its operating results, cash flows and ability to make distributions to its unitholders, including us.
NuStar Energy is subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide NuStar Energy with critical products or services could raise its costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to any of NuStar Energy’s outstanding derivatives could expose NuStar Energy to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of its customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. Any substantial increase in the nonpayment and nonperformance by NuStar Energy’s customers, vendors or counterparties could have a material adverse effect on its results of operations, cash flows and ability to make distributions at current levels to its unitholders, including us.

Axeon’s failure to repay the Axeon Term Loan and any liability NuStar Energy incurs as a result of the financing arrangements and guarantees of Axeon required by that loan could have a material and adverse impact on NuStar Energy’s financial condition, results of operations and cash flows and could adversely affect its ability to make quarterly distributions to its unitholders, including us.
In connection with NuStar Energy’s sale of NuStar Asphalt LLC (now known as Axeon), NuStar Logistics, an operating subsidiary of NuStar Energy, agreed to convert the revolving credit facility with Axeon into a $190 million term loan (the Axeon Term Loan). NuStar Energy also agreed to continue to provide credit support to Axeon in the form of guarantees, letters of credit and cash collateral of up to $150 million (the Credit Support) until February 26, 2016, at which point the amount of Credit Support will begin to decline until the obligation is terminated no later than September 28, 2019.

Axeon was scheduled to repay principal amounts under the Axeon Term Loan to reduce the principal amount outstanding to $175 million by December 31, 2014 and to $150 million by September 30, 2015, with repayment in full no later than September 28, 2019 and earlier repayment possible, depending on the amount of excess cash flows (if any) generated by Axeon. Any repayments of the Axeon Term Loan are subject to Axeon meeting certain restrictive requirements contained in its third-party asset-based revolving credit facility (ABL Facility). Axeon failed to make the scheduled principal payments by December 31, 2014 and September 30, 2015, respectively, increasing the interest rate payable by Axeon until Axeon makes the payments.

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

Potential future acquisitions and expansions, if any, may increase substantially the level of NuStar Energy’s indebtedness and contingent liabilities or otherwise change its capital structure, and NuStar Energy may be unable to integrate acquisitions and expansions effectively into its existing operations.
From time to time, NuStar Energy evaluates and acquires assets and businesses that it believes complement or diversify its existing assets and businesses. Acquisitions may require NuStar Energy to raise a substantial amount of equity or incur a substantial amount of indebtedness. If NuStar Energy consummates any future material acquisitions, its capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that NuStar Energy will consider in connection with any future acquisitions.

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
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress, European Union and other political bodies have considered legislation or regulation to reduce emissions of greenhouse gases. In December 2015, representatives from 195 countries, including the United States, met at the 2015 United Nations Climate Change Conference and adopted an accord wherein each country committed to take certain steps to reduce global carbon emissions. While adherence to the accord is voluntary and not currently binding on the United States, if the U.S. Congress adopts legislation implementing its provisions, this could have an adverse effect on demand for NuStar Energy’s products and increase its operating costs. In addition, several states and local governmental bodies, either individually or through multi-member initiatives, have already taken legal measures to reduce emissions of greenhouse gases, including through the development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, governmental bodies may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. Passage of climate change legislation or other regulatory initiatives in areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of NuStar Energy’s operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions or administer and manage a greenhouse gas emissions program. Even though NuStar Energy attempts to mitigate such lost revenues or increased costs through the contracts it signs with its customers, NuStar Energy may be unable to recover those revenues or mitigate the increased costs, and any such recovery may depend on events beyond its control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (STB) or other regulators and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate control or other initiatives could have adverse effects on NuStar Energy’s business, financial position, results of operations and prospects.

NuStar Energy operates a global business that exposes it to additional risks.
NuStar Energy operates a global business and a significant portion of its revenues come from its business outside of the United States. Its operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other foreign laws prohibiting corrupt payments, as well as import and export regulations. NuStar Energy has assets in certain emerging markets, and the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions, including the increasing threat of drug cartels, in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect its operations or financial results.

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

NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy adjusts its rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. For the five-year period beginning July 1, 2011, the index is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. For the five-year period beginning July 1, 2016, the index is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 1.23%. NuStar Energy anticipates that the oil pipeline index for the five-year period beginning July 1, 2016 may be subject to further review by FERC. Some of NuStar Energy’s newer projects that involved an open season include negotiated indexation rate caps. These methodologies could result in changes in NuStar Energy’s revenue that do not fully reflect changes in costs it incurs to operate and maintain its pipelines. For example, NuStar Energy’s costs could increase more quickly or by a greater amount than the negotiated indexation rate cap. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s change in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy is required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions at current levels to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.

Changes to FERC rate-making principles could have an adverse impact on NuStar Energy’s ability to recover the full cost of operating its pipeline facilities and its ability to make distributions at current levels to its unitholders, including us.
In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), and on May 29, 2007, the D.C. Circuit issued an opinion upholding the FERC’s tax allowance policy.

In two proceedings involving SFPP, L.P., a refined products pipeline system, shippers again challenged the FERC’s income tax allowance policy, alleging that it is unlawful for a pipeline organized as a tax-pass-through entity to be afforded an income tax allowance and that the income tax allowance is unnecessary because an allowance for income taxes for such pipelines is recovered indirectly through the rate of return on equity. The FERC rejected these shipper arguments in multiple orders. Petitions for review of FERC’s rulings on the income tax allowance have been filed with the D.C. Circuit. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC and is a matter under litigation, the level of income tax allowance to which NuStar Energy would ultimately be entitled in a cost-of-service rate review is not certain. Although the FERC’s current income tax allowance policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risks due to the case-by-case review requirement and the above-noted pending litigation. How the FERC’s income tax allowance policy is applied in practice to pipelines owned by publicly traded partnerships could impose limits on NuStar Energy’s ability to include a full income tax allowance in cost of service.

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
Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2015, NuStar Energy’s power costs equaled approximately $44.9 million, or 9.5% of NuStar Energy’s operating expenses for the year. NuStar Energy uses mainly electric power at its pipeline pump stations and terminals, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions at current levels to its unitholders, including us.

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
NuStar Energy’s marketing and trading of crude oil and petroleum products expose NuStar Energy to commodity price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk. In addition, NuStar Energy may be required to post cash collateral under its hedging arrangements. NuStar Energy also may be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, NuStar Energy’s marketing and trading activities, including any hedging activities, may cause volatility in NuStar Energy’s earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.

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

TAX RISKS TO OUR UNITHOLDERS

If we or NuStar Energy were treated as a corporation for federal or state income tax purposes or we or NuStar Energy were otherwise subject to a material amount of entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.
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

Despite the fact that we are a limited liability company and NuStar Energy is a limited partnership under Delaware law, we would each be treated as a corporation for federal income tax purposes unless each of us satisfies a “qualifying income” requirement. Based upon our current operations, we believe we and NuStar Energy each satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us or NuStar Energy to be treated as a corporation for federal income tax purposes or otherwise subject us or NuStar Energy to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to unitholders. If NuStar Energy were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. Because a tax would be imposed upon us or NuStar Energy as a corporation, our distributable cash flow would be substantially reduced.

In addition, recently enacted legislation applicable to tax years beginning after 2017 changes the audit procedures for entities treated as large partnerships for federal income tax purposes and, in certain circumstances, would permit the IRS to assess and collect taxes (including any applicable penalties and interest) resulting from entity-level federal income tax audits directly from us in the year in which the audit is completed. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

Moreover, changes in current state law may subject us or NuStar Energy to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject entities treated as partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes or an increase in the existing tax rates would substantially reduce the cash available for distribution to unitholders. Therefore, if we or NuStar Energy were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

The tax treatment of publicly traded entities treated as partnerships for federal income tax purposes, or an investment in our or NuStar Energy units, could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded entities treated as partnerships for federal income tax purposes, including us or NuStar Energy, or an investment in our or NuStar Energy’s common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect such entities. Further, the U.S. Treasury Department and the IRS issued proposed regulations regarding qualifying income within the meaning of Section 7704 of the Code (the “Proposed Regulations”). We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Code.

Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or NuStar Energy to meet the exception for certain publicly traded entities to be treated as partnerships for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

A successful IRS contest of the federal income tax positions we or NuStar Energy take may adversely impact the market for our or NuStar Energy’s units, and the costs of any contest will reduce cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we or NuStar Energy take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or NuStar Energy take. A court may not agree with all of the positions we or NuStar Energy take. Any contest with the IRS may materially and adversely impact the market for our or NuStar Energy’s units and the prices at which they trade. In addition, the costs of any contest between NuStar Energy and the IRS will result in a reduction in cash available for distribution to NuStar Energy unitholders and thus will be borne indirectly by us, as a unitholder and as the owner of the general partner of NuStar Energy, and by the other unitholders of NuStar Energy. Moreover, recently enacted legislation applicable to tax years beginning after 2017 changes the audit procedures for entities treated as large partnerships for federal income tax purposes and, in certain circumstances, would permit the IRS to assess and collect taxes (including any applicable penalties and interest) resulting from entity-level federal income tax audits directly from us in the year in which the audit is completed. If we or NuStar Energy are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. In addition, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Even if unitholders do not receive any cash distributions from us, they will be required to pay taxes on their respective share of our taxable income.
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

The sale or exchange of 50% or more of our capital and profits interests, within a twelve-month period, will result in our termination for federal income tax purposes.
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination for federal income tax purposes would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded entity treated as a partnership for federal income tax purposes that has technically terminated requests, and the IRS grants, special relief, among other things, the entity may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

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
Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of units and could have a negative impact on the value of our units or result in audit adjustments to the unitholder’s tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department and the IRS recently issued final regulations pursuant to which a publicly traded entity treated as a partnership for federal income tax purposes may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders although such tax items must be prorated on a daily basis. Certain publicly traded entities treated as partnerships for federal income tax purposes, including us, may, but are not required to, apply the conventions provided by the final regulations. However, such regulations do not specifically authorize the use of the proration method we have currently adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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
Because there are no specific rules governing the federal income tax consequences of loaning an interest in an entity treated as a partnership for federal income tax purposes, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners for tax purposes and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

With respect to the environmental proceeding listed below, if it was decided against NuStar Energy, we believe that it would not have a material effect on its consolidated financial position. However, it is not possible to predict the ultimate outcome of the proceeding or whether such ultimate outcome may have a material effect on NuStar Energy’s consolidated financial position. We are reporting this proceeding to comply with SEC regulations, including those which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment if a governmental authority is a party to the proceeding and we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore), owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to the Shore terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated biphenyls, semi-volatile organics, dioxin/furans and other pollutants. Shore and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. NuStar Energy has agreed to work with more than 90 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear if and to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers, effective as of February 20, 2016.

Name	Age	Position Held with NuStar GP Holdings, LLC
Bradley C. Barron	50	President, Chief Executive Officer and Director
Mary Rose Brown	59	Executive Vice President and Chief Administrative Officer
Thomas R. Shoaf	57	Executive Vice President and Chief Financial Officer
Jorge A. del Alamo	46	Senior Vice President and Controller
Amy L. Perry	47	Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary
Karen M. Thompson	48	Senior Vice President, General Counsel-Litigation, Regulatory & Environmental

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

Mr. Shoaf became Executive Vice President and Chief Financial Officer of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Senior Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC from February 2012 until his promotion in January 2014. Mr. Shoaf served as Vice President and Controller of NuStar GP Holdings from March 2006 to February 2012 and Vice President and Controller of NuStar GP, LLC from July 2005 to February 2012. He served as Vice President - Structured Finance for Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until joining NuStar GP, LLC.

Mr. del Alamo became Senior Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC in July 2014. Prior thereto, he served as Vice President and Controller of NuStar GP Holdings and NuStar GP, LLC since January 2014. He served as Vice President and Assistant Controller of NuStar GP, LLC from July 2010 until his promotion in January 2014. From April 2008 to July 2010 he served as Assistant Controller of NuStar GP, LLC. Prior to his service at NuStar GP, LLC, Mr. del Alamo served as Director - Sarbanes Oxley Compliance for Valero Energy.

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

Ms. Thompson became Senior Vice President, General Counsel-Litigation, Regulatory & Environmental of NuStar GP Holdings and NuStar GP, LLC in January 2014. She served as Vice President, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From May 2007 to February 2010 she served as Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Thompson served as Managing Counsel to Valero Energy.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Our common units are listed and traded on the New York Stock Exchange under the symbol “NSH.” At the close of business on February 8, 2016, we had 12 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2015 and 2014 were as follows:

	Price Range of Common Unit
	High	Low
Year 2015
4th Quarter	$31.55	$15.06
3rd Quarter	$38.40	$24.46
2nd Quarter	$39.94	$34.03
1st Quarter	$39.53	$30.77
Year 2014
4th Quarter	$44.07	$30.77
3rd Quarter	$45.52	$38.37
2nd Quarter	$39.50	$32.96
1st Quarter	$34.05	$26.57

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which are our only class of security outstanding. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our sources of cash to fund distributions. The cash distributions applicable to each of the quarters in the years ended December 31, 2015 and 2014 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2015
4th Quarter	February 8, 2016	February 16, 2016	$0.545
3rd Quarter	November 9, 2015	November 17, 2015	$0.545
2nd Quarter	August 7, 2015	August 17, 2015	$0.545
1st Quarter	May 8, 2015	May 18, 2015	$0.545

Year 2014
4th Quarter	February 9, 2015	February 17, 2015	$0.545
3rd Quarter	November 10, 2014	November 19, 2014	$0.545
2nd Quarter	August 6, 2014	August 14, 2014	$0.545
1st Quarter	May 7, 2014	May 15, 2014	$0.545

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference into any of NuStar GP Holdings, LLC’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively. The stock or unit price performance included in this graph is not necessarily indicative of future stock or unit price performance.

The following graph compares the cumulative 5-year total return provided to holders of NuStar GP Holdings, LLC’s common units relative to the cumulative total returns of the NYSE Composite index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units and in each of the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among NuStar GP Holdings, LLC, the NYSE Composite Index, and Alerian MLP

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
NuStar GP Holdings, LLC
NYSE Composite
Alerian MLP

	12/10	12/11	12/12	12/13	12/14	12/15
NuStar GP Holdings, LLC	100.00	96.76	86.09	94.60	123.17	80.87
NYSE Composite	100.00	96.16	111.53	140.85	150.35	144.21
Alerian MLP	100.00	111.08	120.99	164.01	182.07	127.31

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Statement of Comprehensive Income (Loss) Data:
Equity in earnings (loss) of NuStar Energy L.P.	$79,673	$65,380	$(6,741)	$(4,578)	$65,783
Net income (loss)	72,208	61,427	(11,034)	2,128	69,636
Basic and diluted net income (loss) per unit	1.68	1.44	(0.26)	0.05	1.64
Cash distributions per unit	2.18	2.18	2.18	2.11	1.98
Other Financial Data:
Distributions received from NuStar Energy L.P.	$96,030	$96,012	$96,134	$92,628	$86,106

	December 31,
	2015	2014	2013	2012	2011
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$360,490	$385,150	$412,382	$517,716	$589,027
Total short-term debt	26,000	26,000	26,000	20,000	16,500
Members’ equity	287,070	310,836	349,986	412,822	506,883

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

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement. Other unknown or unpredictable factors could also have material adverse effects on our future results. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-K. We do not intend to update these statements unless we are required by the securities laws to do so, and we undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2015, our aggregate ownership interests in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,252,660 common units of NuStar Energy representing a 12.9% limited partner interest.

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

On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ, for $142.5 million (the Linden Acquisition). Prior to the acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC, a private investment firm. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon).

On January 1, 2013, NuStar Energy sold its fuels refinery in San Antonio, Texas and related assets for approximately $117.0 million (the San Antonio Refinery Sale).

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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2015	2014	Change
Equity in earnings of NuStar Energy	$79,673	$65,380	$14,293
General and administrative expenses	(3,338)	(3,396)	58
Other expense, net	(2,333)	(1,458)	(875)
Interest expense, net	(893)	(885)	(8)
Income before income tax (expense) benefit	73,109	59,641	13,468
Income tax (expense) benefit	(901)	1,786	(2,687)
Net income	$72,208	$61,427	$10,781
Basic and diluted net income per unit	$1.68	$1.44	$0.24

The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2015	2014	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$2,084,040	$3,075,118	$(991,078)
Cost of product sales	907,574	1,967,528	(1,059,954)
Operating expenses	473,031	472,925	106
Depreciation and amortization expense	201,719	181,555	20,164
Segment operating income	501,716	453,110	48,606
General and administrative expenses	102,521	96,056	6,465
Other depreciation and amortization expense	8,491	10,153	(1,662)
Operating income	$390,704	$346,901	$43,803

Income from continuing operations	$305,946	$214,169	$91,777
Income (loss) from discontinued operations, net of tax	774	(3,791)	4,565
Net income	$306,720	$210,378	$96,342

Net income per unit applicable to limited partners	$3.30	$2.10	$1.20

Cash distributions per unit applicable to limited partners	$4.380	$4.380	$—

NuStar Energy’s net income increased $96.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to an increase of $48.6 million in NuStar Energy’s segment operating income, resulting mainly from improvements in its pipeline and storage segments, and a $56.3 million gain associated with NuStar Energy’s Linden Acquisition.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2015	2014	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$5,270	$3,352	$1,918
General partner incentive distribution	43,220	43,220	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	48,490	46,572	1,918
Limited partner interest in earnings of NuStar Energy	34,067	21,692	12,375
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings of NuStar Energy	$79,673	$65,380	$14,293

Our equity in earnings related to our general and limited partner interests in NuStar Energy increased $14.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to an increase in NuStar Energy’s net income.

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

NuStar Energy’s segment operating income increased $371.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, mainly due to an operating loss of $127.5 million in NuStar Energy’s storage segment in 2013, which included a goodwill impairment charge of $304.5 million. NuStar Energy’s segment operating income in the pipeline segment increased $36.9 million for the year ended December 31, 2014 compared to the prior year, mainly due to increased throughputs on their Eagle Ford System. NuStar Energy’s fuels marketing segment operating income increased by $24.9 million for the year ended December 31, 2014, compared to the prior year, mainly due to improved product margins and lower operating expense in their bunker fuel operations. Additionally, NuStar Energy recorded equity in earnings of joint ventures of $4.8 million for the year ended December 31, 2014, compared to a loss in equity of joint ventures of $40.0 million for the year ended December 31, 2013, primarily due to losses from NuStar Energy’s investment in Axeon in 2013.

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

Current Market Conditions
During 2015 and early 2016, the price of crude oil has continued to decline, reaching lows not seen in 13 years. The sustained period of low prices has forced most crude oil producers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. On the other hand, refiners generally have benefitted from lower crude prices, particularly to the extent the lower feedstock price has been coupled with higher demand for certain refined products in some regional markets.

NuStar Energy believes a number of factors serve to minimize its direct exposure to the risks associated with fluctuating commodity prices. NuStar Energy owns assets and offer services in regional markets across the United States and around the world, and NuStar Energy is not dependent on the regions or markets that have been hardest hit by depressed crude oil prices, the domestic shale play regions: in 2015, revenue from its Eagle Ford pipeline and storage assets constituted less than 16% of its total pipeline and storage segment revenue. In NuStar Energy’s view, the fact that its pipeline segment and its storage segment are approximately equal serves to balance the impact of market fluctuations. High crude prices have tended to correlate with high pipeline demand, while low prices have tended to correlate with high storage demand. In addition, many of its commercial contracts are long-term, take-or-pay arrangements for committed storage or throughput capacity, which mitigates the short-term impact of low crude oil prices on its results of operations. However, a protracted period of depressed crude oil prices and overall economic downturn could have a negative impact on its results of operations.

Regardless of insulation from or the lack of exposure to commodity prices, continued low crude oil prices seem to be having a direct, negative impact on the unit price of many master limited partnerships, including NuStar Energy’s. Unfavorable market conditions have increased the cost of financing capital spending through the public debt and equity markets, and, as a result, NuStar Energy has reduced its overall capital spending budget for 2016 and has prioritized its capital projects to minimize the need to access the public capital markets.

NuStar Energy’s Pipeline Segment
NuStar Energy expects its pipeline segment to benefit from higher forecasted volumes on its refined product pipelines. However, NuStar Energy expects these increases to be more than offset by reduced throughput volumes on its Eagle Ford crude pipelines due to lower domestic shale production, resulting in lower earnings in the first quarter and full-year 2016 as compared to the comparable periods of 2015.

NuStar Energy’s Storage Segment
NuStar Energy expects storage segment earnings for the first quarter 2016 to be slightly higher than the first quarter 2015 mainly due to favorable storage contract renewals at several of its terminal facilities. However, NuStar Energy expects that the reduced throughput on its Eagle Ford crude pipelines, as referred to with regard to its Pipeline Segment, will also result in lower throughputs in the first quarter at its Corpus Christi North Beach terminal.

NuStar Energy expects the full-year earnings for 2016 to benefit from favorable storage contract renewals and higher forecasted throughput volumes at several of its terminal facilities. However, NuStar Energy expects these increases to be more than offset by lower throughputs at its Corpus Christi North Beach terminal and overall lower revenue from some of its foreign terminal facilities, resulting in lower earnings in the full-year 2016 as compared to 2015.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects first quarter 2016 results for its fuels marketing segment to be lower than the first quarter 2015 and full-year 2016 results in this segment to be comparable or higher than 2015. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as NuStar Energy bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control, including the price of crude oil, the state of the economy and the capital markets, changes to refinery maintenance schedules and unplanned refinery downtime, supply of and demand for crude oil, refined products and anhydrous ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

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

Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit applicable to limited partners	$4.380	$4.380	$4.380
Total cash distributions by NuStar Energy to all partners	$392,204	$392,204	$392,204
Cash distributions we received from NuStar Energy:
General partner interest	$7,844	$7,844	$7,844
General partner incentive distribution	43,220	43,220	43,220
Limited partner interest – common units	45,073	44,974	44,975
Total cash distributions to us	$96,137	$96,038	$96,039
Distributions to us as a percentage of total cash distributions	24.5%	24.5%	24.5%

Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Cash distributions received from NuStar Energy were $96.0 million for the year ended December 31, 2015, which we used primarily to fund distributions to our unitholders totaling $93.6 million.

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

Credit Facility
Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. Our revolving credit facility dated June 28, 2013, as most recently amended on June 17, 2015, will mature on June 27, 2016 and has a borrowing capacity of up to $50.0 million, of which, up to $10.0 million may be available for letters of credit. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee.

As of December 31, 2015, we had outstanding borrowings of $26.0 million and availability of $24.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of December 31, 2015, the interest rate was 2.4%. Our management believes that we are in compliance with the covenants of the revolving credit facility as of December 31, 2015. We are in discussions with the lenders to renew or replace our revolving credit facility. Please refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion on our revolving credit facility.

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

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.18
Total cash distributions	$93,561	$93,252	$92,938

Pension and Other Postretirement Benefit Funded Status
During 2015, we contributed $8.3 million to NuStar GP LLC’s pension and postretirement benefit plans. Approximately $8.4 million is expected to be contributed to these pension and postretirement benefit plans in 2016, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not disclosed pension and postretirement funding beyond 2016 as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions. Funding for these plans will be provided by NuStar Energy.

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

RELATED PARTY TRANSACTIONS
Agreements with NuStar Energy
Pursuant to a services agreement between NuStar GP, LLC and NuStar Energy, NuStar Energy has reimbursed NuStar GP, LLC for furnishing administrative and certain operating services necessary to conduct the business of NuStar Energy. Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar Energy.

Employee Benefit Plans and Unit-Based Compensation
As of December 31, 2015, we sponsored the following employee benefit plans, among others:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•
The NuStar Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar Excess Pension Plan, a benefit plan to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Welfare Benefits Plan, a medical benefits plan for certain retired employees.

As of December 31, 2015, we had the following long-term incentive plans:

•	The Fourth Amended and Restated 2000 Long-Term Incentive Plan, under which NuStar GP, LLC may award up to 3,250,000 NuStar Energy (NS) common units;

•	The 2006 Long-Term Incentive Plan, under which NuStar GP Holdings may award up to 2,000,000 NuStar GP Holdings (NSH) units.

Please refer to Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of Employee Benefit Plans and Unit-Based Compensation.

NuStar Energy has reimbursed NuStar GP, LLC for expenses incurred related to employee benefit plans at cost, and for long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. Expenses resulting from NuStar GP Holdings awards to our non-employee directors are included in “General and administrative expenses” on our consolidated statements of comprehensive income. Our current liabilities related to the long-term incentive plans and employee benefits are included in “Accrued compensation expense” and our noncurrent liabilities for employee benefits are included in “Long-term liabilities” on our consolidated balance sheets.

On March 1, 2016, NuStar GP, LLC intends to transfer and assign to NuStar Services Company LLC, a wholly owned subsidiary of NuStar Energy, all of its employees and related benefit plans. Following the transfer of employees, NuStar Energy will pay employee costs directly and sponsor the employee benefit plans described above. We do not expect this transfer of employees and related benefit plans to materially change our results of operations since NuStar Energy currently reimburses us for nearly all of NuStar GP, LLC’s employee costs. However, our consolidated balance sheet will no longer reflect employee-related payables or the corresponding receivables from NuStar Energy.

On January 28, 2016, at a special meeting of unitholders, NuStar Energy’s unitholders approved the Fifth Amended and Restated 2000 Long-Term Incentive Plan (the Amended Plan), which, among other items, provided that NuStar Energy could use newly issued units from NuStar Energy to satisfy unit awards. At the time of the transfer of employees, NuStar Services Company LLC will assume obligations associated therewith, including all outstanding awards, and NuStar Energy intends to satisfy substantively all of the vestings of such awards with newly issued units of Nustar Energy.

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

Investment in NuStar Energy
We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of our investment that is other than a temporary decline is recognized currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2015 is recoverable.

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

Pension and Other Postretirement Benefit Obligations
We have significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected long-term rate of returns on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Service Inc., Standard & Poor’s Ratings Services and Fitch, Inc. The resulting discount rates were 4.61% and 4.75% for pension and other postretirement benefit plans, respectively, as of December 31, 2015. The expected return on plan assets for the pension and other postretirement benefit plans is based on the weighted averages of the expected long-term rates of return for each asset class of investments held in our plans as determined using historical data and the assumption that capital markets are informationally efficient.

These assumptions can have an effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the discount rate or expected return on plan assets or a 0.25% increase in the rate of compensation increase would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in benefit obligation as of December 31, 2015 from:
Discount rate decrease	$5,500	$400
Compensation rate increase	1,500	n/a
Increase in net periodic benefit cost for the year ending December 31, 2016 resulting from:
Discount rate decrease	$500	$—
Expected long-term rate of returns on plan assets decrease	200	n/a
Compensation rate increase	400	n/a

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2015. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 42.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
San Antonio, Texas
February 25, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP
San Antonio, Texas
February 25, 2016

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$34	$2,840
Receivable from related parties	14,799	15,704
Income tax receivable	1,212	1,211
Other receivables	69	91
Deferred income tax assets, net	—	724
Other current assets	344	491
Total current assets	16,458	21,061
Investment in NuStar Energy L.P.	306,694	326,982
Long-term receivable from related party	32,080	33,537
Deferred income tax assets, net	5,258	3,570
Total assets	$360,490	$385,150
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$26,000	$26,000
Accounts payable	636	620
Accrued compensation expense	8,990	9,944
Accrued liabilities	340	437
Deferred income tax liabilities, net	2,660	—
Taxes other than income tax	1,935	1,751
Total current liabilities	40,561	38,752
Long-term liabilities	32,859	35,562
Commitments and contingencies (Note 11)
Members’ equity	295,734	316,611
Accumulated other comprehensive loss	(8,664)	(5,775)
Total members’ equity	287,070	310,836
Total liabilities and members’ equity	$360,490	$385,150
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2015	2014	2013
Equity in earnings (loss) of NuStar Energy L.P.	$79,673	$65,380	$(6,741)
General and administrative expenses	(3,338)	(3,396)	(3,105)
Other (expense) income, net	(2,333)	(1,458)	382
Interest expense, net	(893)	(885)	(778)
Income (loss) before income tax (expense) benefit	73,109	59,641	(10,242)
Income tax (expense) benefit	(901)	1,786	(792)
Net income (loss)	72,208	61,427	(11,034)
Other comprehensive (loss) income:
Share of NuStar Energy L.P.’s other comprehensive loss	(3,107)	(665)	(674)
Pension and other postretirement benefit plan adjustments:
Net unrecognized gain (loss) arising during the year, net of income tax (expense) benefit of ($744), $6,298 and ($23,552)	1,312	(11,136)	39,596
Net (gain) loss reclassified into income	(1,094)	(2,915)	2,041
Pension and other postretirement benefit plan adjustments	218	(14,051)	41,637
Total other comprehensive (loss) income	(2,889)	(14,716)	40,963
Comprehensive income	$69,319	$46,711	$29,929
Basic and diluted net income (loss) per unit	$1.68	$1.44	$(0.26)
Weighted-average number of basic units outstanding	42,914,297	42,719,217	42,619,722
Weighted-average number of diluted units outstanding	42,914,297	42,742,202	42,619,722
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$72,208	$61,427	$(11,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of NuStar Energy L.P.	(79,673)	(65,380)	6,741
Distributions of equity in earnings from NuStar Energy L.P.	79,673	65,380	—
Loss (gain) on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	2,333	1,458	(382)
Expense (benefit) for deferred income tax	952	(621)	424
Changes in current assets and liabilities (Note 9)	296	(2,270)	(4,000)
Decrease (increase) in long-term receivable from related party	363	(1,527)	(22,984)
(Decrease) increase in long-term liabilities	(647)	36	16,452
Other, net	394	290	209
Net cash provided by (used in) operating activities	75,899	58,793	(14,574)
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	16,357	30,632	96,134
Investment in NuStar Energy L.P.	(7,444)	(19,340)	(3,913)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	5,935	17,059	8,271
Net cash provided by investing activities	14,848	28,351	100,492
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	—	26,000	26,000
Repayment of short-term debt	—	(26,000)	(20,000)
Distributions to unitholders	(93,567)	(93,098)	(92,912)
Proceeds from the exercise of unit options	—	7,206	—
Other, net	14	(15)	—
Net cash used in financing activities	(93,553)	(85,907)	(86,912)
Net (decrease) increase in cash and cash equivalents	(2,806)	1,237	(994)
Cash and cash equivalents as of the beginning of the period	2,840	1,603	2,597
Cash and cash equivalents as of the end of the period	$34	$2,840	$1,603
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2013	42,600,191	$444,844	$(32,022)	$412,822
Net loss	—	(11,034)	—	(11,034)
Other comprehensive income	—	—	40,963	40,963
Distributions to unitholders	—	(92,912)	—	(92,912)
Unit-based compensation	56,090	147	—	147
Balance as of December 31, 2013	42,656,281	341,045	8,941	349,986
Net income	—	61,427	—	61,427
Other comprehensive loss	—	—	(14,716)	(14,716)
Distributions to unitholders	—	(93,098)	—	(93,098)
Unit-based compensation	256,996	7,251	—	7,251
Other	—	(14)	—	(14)
Balance as of December 31, 2014	42,913,277	316,611	(5,775)	310,836
Net income	—	72,208	—	72,208
Other comprehensive loss	—	—	(2,889)	(2,889)
Distributions to unitholders	—	(93,567)	—	(93,567)
Unit-based compensation	17,272	468	—	468
Other	—	14	—	14
Balance as of December 31, 2015	42,930,549	$295,734	$(8,664)	$287,070
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

1. ORGANIZATION

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH), a publicly held Delaware limited liability company, was formed in June 2000. Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

Our unitholders have no liability under our limited liability company agreement, or for any of our debts, obligations or liabilities, in their capacity as a unitholder.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy or NS) (NYSE: NS). On December 31, 2015, we owned approximately 14.9% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,252,660 common units of NuStar Energy representing a 12.9% limited partner interest.

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

Investment in NuStar Energy
We account for our 14.9% investment in NuStar Energy using the equity method, even though our ownership did not exceed 20% as of December 31, 2015. As the general partner, we exercise significant influence over NuStar Energy. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. We recognize a loss in the value of our investment that is other than a temporary decline currently in earnings based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2015 is recoverable.

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

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. We, or certain of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2011 through 2014, according to standard statute of limitations.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2015 and 2014.

Unit-Based Compensation
We account for awards of NS unit options, performance awards and restricted units to employees and directors of NuStar GP, LLC and its affiliates at fair value, whereby a liability for the award is initially recorded and subsequent changes in the fair value are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units and performance awards equals the market price of NS common units at each reporting date. However, performance awards are earned only upon NuStar Energy’s achievement of an objective performance measure. We record compensation expense each reporting period such that the cumulative compensation expense equals the portion of the award’s current fair value that has vested. We record compensation expense related to NS unit options until such options are exercised, and we record compensation expense for NS restricted units and performance awards until the date of vesting.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

Financial Instruments
In January 2016, the Financial Accounting Standards Board (FASB) issued new guidance that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Deferred Taxes
In November 2015, the FASB issued amended guidance that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2016, using either a prospective or retrospective transition method, and early adoption is permitted. We will adopt these provisions on a prospective basis on January 1, 2017, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Debt Issuance Costs
In April 2015, the FASB issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. In August 2015, the FASB issued amended guidance that would allow debt issuance costs related to line-of-credit agreements to continue to be presented as an asset on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. Accordingly, we adopted the amended guidance on January 1, 2016, and it will not have a material impact on our financial position, results of operations or disclosures.

Consolidation
In February 2015, the FASB issued new consolidation guidance that modifies the criterion involved in a reporting organization’s evaluation of whether certain legal entities are subject to consolidation under the standard. The standard is effective for public companies for annual and interim reporting periods beginning after December 15, 2015, using one of two retrospective transition methods. Accordingly, we adopted the guidance on January 1, 2016, and it will not impact our financial position, results of operations or disclosures.

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

4. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Acquisitions and Dispositions
On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ for $142.5 million (the Linden Acquisition). Prior to the Linden Acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	December 31,
	2015	2014
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$333,851	$389,147
Property, plant and equipment, net	3,683,571	3,460,732
Goodwill	696,637	617,429
Other non-current assets	435,203	451,488
Total assets	$5,149,262	$4,918,796
Current liabilities	$332,213	$365,192
Long-term debt	3,079,349	2,749,452
Other non-current liabilities	127,856	87,942
Total liabilities	3,539,418	3,202,586
NuStar Energy partners’ equity	1,609,844	1,716,210
Total liabilities and partners’ equity	$5,149,262	$4,918,796

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$2,084,040	$3,075,118	$3,463,732
Operating income	$390,704	$346,901	$(19,121)

Income from continuing operations	$305,946	$214,169	$(185,509)
Income (loss) from discontinued operations, net of tax	774	(3,791)	(99,162)
Net income	$306,720	$210,378	$(284,671)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2015	2014
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,609,844	$1,716,210
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	239,867	255,715
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	66,827	71,267
Investment in NuStar Energy	$306,694	$326,982

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes our equity in earnings (loss) of NuStar Energy:

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings (Loss) of NuStar Energy:
General partner interest	$5,270	$3,352	$(6,338)
General partner incentive distribution	43,220	43,220	43,220
General partner’s interest in earnings and incentive distributions of NuStar Energy	48,490	46,572	36,882
Limited partner interest in earnings (loss) of NuStar Energy	34,067	21,692	(40,739)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)
Equity in earnings (loss) of NuStar Energy	$79,673	$65,380	$(6,741)

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

We had a receivable from related parties of $14.8 million and $15.7 million, as of December 31, 2015 and 2014, respectively, mainly relating to payroll, employee benefit plans and unit-based compensation for our employees providing services to NuStar Energy and NuStar Energy’s joint ventures. We also had a long-term receivable from related party of $32.1 million and $33.5 million as of December 31, 2015 and 2014, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits. The following table summarizes information pertaining to related party transactions reimbursed primarily by NuStar Energy:

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$201,852	$197,745	$190,643
Other expenses	$484	$482	$434

NuStar Energy
GP Services Agreement. NuStar Energy and NuStar GP, LLC, our wholly owned subsidiary, entered into a services agreement, effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense is based on $1.1 million, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit-based compensation expense, subject to certain other adjustments. The GP Services Agreement renews automatically every two years unless terminated by either party. For the years ended December 31, 2015, 2014 and 2013, the Holdco Administrative Services Expense totaled $1.5 million, $1.7 million and $1.4 million, respectively.

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
Please refer to Note 18 for a discussion of the employee transfer from NuStar GP, LLC.

Axeon
As a result of the 2014 Asphalt Sale, we ceased reporting transactions between us and Axeon as related party transactions in our consolidated financial statements on February 26, 2014.

Axeon Services Agreement. NuStar GP, LLC and Axeon were a party to a services agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Axeon for an annual fee totaling $10.0 million, subject to adjustment (the Axeon Services Agreement). The Axeon Services Agreement terminated on June 30, 2014. The aggregate amount charged under the Axeon Services Agreement was $3.1 million and $7.9 million for the years ended December 31, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,844	$7,844	$7,844
General partner incentive distribution	43,220	43,220	43,220
Total general partner distribution	51,064	51,064	51,064
Limited partner distribution	45,073	44,974	44,975
Total distributions to NuStar GP Holdings	96,137	96,038	96,039
Public unitholders’ distributions	296,067	296,166	296,165
Total cash distributions	$392,204	$392,204	$392,204
Cash distributions per unit applicable to limited partners	$4.380	$4.380	$4.380

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2015 (a)	$1.095	$98,051	February 8, 2016	February 12, 2016
September 30, 2015	$1.095	$98,051	November 9, 2015	November 13, 2015
June 30, 2015	$1.095	$98,051	August 7, 2015	August 13, 2015
March 31, 2015	$1.095	$98,051	May 8, 2015	May 14, 2015

(a)	The distribution was announced on January 29, 2016.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. ACCRUED COMPENSATION EXPENSE AND LONG-TERM LIABILITIES

Accrued compensation expense and long-term liabilities consisted of the following:

	Accrued Compensation Expense		Long-term Liabilities
	December 31,		December 31,
	2015	2014	2015	2014
	(Thousands of Dollars)
NuStar Energy restricted units and performance awards	$3,794	$5,369	$—	$—
Pension liabilities (Note 14)	71	60	21,425	23,423
Other postretirement benefit plan liabilities (Note 14)	304	304	9,738	10,180
Other employee-related liabilities	4,821	4,211	1,696	1,959
Total	$8,990	$9,944	$32,859	$35,562

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

The following liabilities are measured at fair value on a recurring basis and are reported in “Accrued compensation expense” on the consolidated balance sheets:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
December 31, 2015:
NuStar Energy restricted units and performance awards	$3,794	$—	$—	$3,794

December 31, 2014:
NuStar Energy restricted units and performance awards	$5,369	$—	$—	$5,369

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments approximate their carrying amounts. The fair value measurement of our short-term debt would fall in Level 2 of the fair value hierarchy.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related parties	$1,134	$105	$338
Income tax receivable	(1)	(13)	1,252
Other receivables	22	(14)	70
Other current assets	(8)	(407)	(187)
Increase (decrease) in current liabilities:
Accounts payable	16	296	(678)
Accrued compensation expense	(954)	(2,374)	(4,743)
Accrued liabilities	(97)	(99)	107
Taxes other than income tax	184	236	(159)
Changes in current assets and current liabilities	$296	$(2,270)	$(4,000)

Cash flows related to interest and income tax were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Cash paid for interest	$736	$684	$561
Cash refunded for income tax, net	$(50)	$(1,149)	$(885)

Non-cash investing and financing activities for the years ended December 31, 2015, 2014 and 2013 mainly consisted of:

•	Adjustments to our investment in NuStar Energy and accumulated other comprehensive loss through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive loss; and

•	Pension funding adjustments recognized in accumulated other comprehensive loss.

10. CREDIT FACILITY

Our revolving credit facility dated June 28, 2013, as most recently amended on June 17, 2015, will mature on June 27, 2016 and has a borrowing capacity of up to $50.0 million, of which, up to $10.0 million may be available for letters of credit. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy units that it owns to secure its guarantee. Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements.

As of December 31, 2015, we had outstanding borrowings of $26.0 million and availability of $24.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. The weighted-average interest rate related to borrowings under our revolving credit facility as of December 31, 2015 and 2014 was 2.4% and 2.2%, respectively.

The revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the revolving credit facility requires NuStar Energy to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00. As of December 31, 2015, NuStar Energy’s consolidated debt coverage ratio was 4.5x. We are also required to receive cash distributions of at least $16.0 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of our revolving credit facility as of December 31, 2015.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Commitments
As of December 31, 2015, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

12. NET INCOME (LOSS) PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income (loss) per unit pursuant to the two-class method. The computation of diluted net loss for the year ended December 31, 2013 excludes 289,100 outstanding options to purchase NuStar GP Holdings units, as the exercise price exceeded the average market price and their effect would have been anti-dilutive. There were no outstanding options to purchase NuStar GP Holdings units for the year ended December 31, 2015. Unit amounts used in the computation of basic and diluted net income (loss) per unit were as follows:

	Year Ended December 31,
	2015	2014	2013
Basic units outstanding:
Weighted-average number of basic units outstanding	42,914,297	42,719,217	42,619,722
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,914,297	42,719,217	42,619,722
Effect of dilutive securities	—	22,985	—
Weighted-average number of diluted units outstanding	42,914,297	42,742,202	42,619,722

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. MEMBERS’ EQUITY

Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2013	$(8,743)	$(23,279)	$(32,022)
Other comprehensive (loss) income before reclassification adjustments	(674)	39,596	38,922
Amounts reclassified to general and administrative expenses (a)	—	2,041	2,041
Other comprehensive (loss) income	(674)	41,637	40,963
Balance as of December 31, 2013	(9,417)	18,358	8,941
Other comprehensive loss before reclassification adjustments	(665)	(11,136)	(11,801)
Amounts reclassified to general and administrative expenses (a)	—	(2,915)	(2,915)
Other comprehensive loss	(665)	(14,051)	(14,716)
Balance as of December 31, 2014	(10,082)	4,307	(5,775)
Other comprehensive (loss) income before reclassification adjustments	(3,107)	1,312	(1,795)
Amounts reclassified to general and administrative expenses (a)	—	(1,094)	(1,094)
Other comprehensive (loss) income	(3,107)	218	(2,889)
Balance as of December 31, 2015	$(13,189)	$4,525	$(8,664)

(a)	These amounts are components of net periodic pension cost (income), and NuStar Energy reimburses us for these employee costs. See Note 14 for further details.

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

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.18
Total cash distributions	$93,561	$93,252	$92,938

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2015 (a)	$0.545	$23,397	February 8, 2016	February 16, 2016
September 30, 2015	$0.545	$23,388	November 9, 2015	November 17, 2015
June 30, 2015	$0.545	$23,388	August 7, 2015	August 17, 2015
March 31, 2015	$0.545	$23,388	May 8, 2015	May 18, 2015

(a)	The distribution was announced on January 29, 2016.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rights Agreement
On July 19, 2006, we entered into a rights agreement, as amended (the Rights Agreement), under which one preferred unit purchase right (a Right) is attached to each of our outstanding units. The Rights become exercisable under specified circumstances, including if any person or group (an acquiring person) becomes the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. Each Right entitles the registered holder to purchase from us one one-hundredth of a unit of junior participating preferred units, series I (Preferred Units) at an exercise price of $100, subject to adjustment under specified circumstances. If events specified in the Rights Agreement occur, each holder of Rights other than the acquiring person can exercise their Rights. When a holder exercises a Right, the holder will be entitled to receive units valued at a multiple of the exercise price of the Right specified in the Rights Agreement. In some cases, the holder will receive cash, property or other securities instead of units. We may redeem the Rights for $0.001 per Right at any time prior to the tenth day after a person or group becomes an acquiring person.

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

14. EMPLOYEE BENEFIT PLANS

Thrift Plans
The NuStar Thrift Plan (the Thrift Plan) is a qualified defined contribution plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to eligible NuStar GP, LLC employees upon their date of hire. Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Our matching contributions to the Thrift Plan for the years ended December 31, 2015, 2014 and 2013 totaled $6.3 million, $5.9 million and $5.9 million, respectively.

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

The Pension Plan, Excess Pension Plan and the supplemental executive retirement plan (the SERP), which has no participants following final payouts in 2014, are collectively referred to as the Pension Plans in the tables and discussion below. We use December 31 as the measurement date for our pension and other postretirement plans.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2015 and 2014 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2015	2014	2015	2014
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$106,848	$87,632	$10,484	$7,154
Service cost	7,676	8,049	470	374
Interest cost	4,389	4,225	448	373
Benefits paid	(4,338)	(9,296)	(507)	(341)
Participants contributions	—	—	203	206
Actuarial (gain) loss	(5,373)	16,238	(1,056)	2,718
Benefit obligation, December 31	$109,202	$106,848	$10,042	$10,484
Change in plan assets:
Plan assets at fair value, January 1	$83,365	$75,573	$—	$—
Actual return on plan assets	645	6,135	—	—
Company contributions	8,034	10,953	304	135
Benefits paid	(4,338)	(9,296)	(507)	(341)
Participants contributions	—	—	203	206
Plan assets at fair value, December 31	$87,706	$83,365	$—	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$87,706	$83,365	$—	$—
Less: Benefit obligation at December 31	109,202	106,848	10,042	10,484
Funded status at December 31	$(21,496)	$(23,483)	$(10,042)	$(10,484)
Amounts recognized in the consolidated balance sheets:
Accrued compensation expense	$(71)	$(60)	$(304)	$(304)
Long-term liabilities	(21,425)	(23,423)	(9,738)	(10,180)
Net pension liability	$(21,496)	$(23,483)	$(10,042)	$(10,484)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary increases. The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2015 and 2014 was $108.2 million and $106.2 million, respectively. As of December 31, 2015 and 2014, the aggregate accumulated benefit obligation for the Pension Plans exceeded plan assets.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Energy reimbursed all costs incurred by us related to these employee benefit plans at cost. The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans, which are reimbursed to us by NuStar Energy, were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(Thousands of Dollars)
Service cost	$7,676	$8,049	$16,321	$470	$374	$1,171
Interest cost	4,389	4,225	5,036	448	373	940
Expected return on plan assets	(5,018)	(4,574)	(4,535)	—	—	—
Amortization of prior service credit	(2,063)	(2,063)	(41)	(1,145)	(1,145)	(198)
Amortization of net loss	1,845	179	2,071	269	114	209
Other (a)	—	(39)	847	—	—	—
Net periodic benefit cost (income)	$6,829	$5,777	$19,699	$42	$(284)	$2,122

(a)	In 2013, other includes charges for the Pensions Plans related to an Excess Pension settlement, disposition charges and a curtailment gain associated with SERP retirement benefits.

Adjustments recognized in other comprehensive (loss) income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(Thousands of Dollars)
Net unrecognized gain (loss) arising during the year:
Net actuarial gain (loss) (a)	$1,000	$(14,716)	$24,122	$1,056	$(2,718)	$2,690
Prior service credit	—	—	24,514	—	—	11,822
Net (gain) loss reclassified into income:
Amortization of prior service credit	(2,063)	(2,063)	(41)	(1,145)	(1,145)	(198)
Amortization of net loss	1,845	179	2,071	269	114	209
Net (gain) loss reclassified into income	(218)	(1,884)	2,030	(876)	(1,031)	11

Income tax (expense) benefit	(362)	5,314	(18,053)	(382)	984	(5,499)
Total changes in other comprehensive income (loss)	$420	$(11,286)	$32,613	$(202)	$(2,765)	$9,024
(a) Net actuarial gain (loss) for the Pension Plans includes an Excess Pension settlement for the year ended December 31, 2013.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recorded as a component of accumulated other comprehensive loss related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2015	2014	2015	2014
	(Thousands of Dollars)
Unrecognized actuarial loss (a)	$(21,975)	$(24,820)	$(3,568)	$(4,893)
Prior service credit (a)	20,727	22,790	11,754	12,899
Deferred tax asset (liability)	1,313	1,675	(3,726)	(3,344)
Accumulated other comprehensive income (loss), net of tax	$65	$(355)	$4,460	$4,662

(a)	Represents the balance of accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit cost (income).

The following pre-tax amounts in accumulated other comprehensive loss as of December 31, 2015 are expected to be recognized as components of net periodic benefit cost (income) in 2016:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
Actuarial loss	$1,091	$181
Prior service credit	$(2,063)	$(1,145)

Investment Policies and Strategies
The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2015, the target allocations for plan assets are 65% equity securities and 35% fixed income investments.

The overall expected long-term rate of return on plan assets for the Pension Plan is estimated using various models of asset returns. Model assumptions are derived using historical data with the assumption that capital markets are informationally efficient. Three models are used to derive the long-term expected returns for each asset class. Since each method has distinct advantages and disadvantages and differing results, an equal weighted average of the methods’ results is used.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan, were as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$739	$—	$—	$739
Equity securities:
U.S. large cap equity fund (a)	—	52,086	—	52,086
International stock index fund (b)	8,522	—	—	8,522
Fixed income securities:
Bond market index fund (c)	26,359	—	—	26,359
Total	$35,620	$52,086	$—	$87,706

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Asset class:
Cash equivalent securities	$1,225	$—	$—	$1,225
Equity securities:
U.S. large cap equity fund (a)	—	50,009	—	50,009
International stock index fund (b)	8,092	—	—	8,092
Fixed income securities:
Bond market index fund (c)	24,039	—	—	24,039
Total	$33,356	$50,009	$—	$83,365

(a)
This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)	This fund tracks the performance of the Total International Composite Index.

(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

Contributions to the Pension Plans
For the year ended December 31, 2015, we contributed $8.0 million and $0.3 million to the Pension Plans and other postretirement benefit plans, respectively. During 2016, approximately $8.1 million and $0.3 million is expected to be contributed to the Pension Plans and other postretirement benefit plans, respectively, which principally represents contributions either required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits. Funding for these plans will be provided by NuStar Energy.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2016	$6,131	$304
2017	$6,767	$323
2018	$7,265	$327
2019	$8,202	$357
2020	$8,586	$404
Years 2021-2025	$51,786	$2,629

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumptions
The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2015	2014	2015	2014
Discount rate	4.61%	4.22%	4.75%	4.34%
Rate of compensation increase	3.51%	3.51%	n/a	n/a

The weighted-average assumptions used to determine the net periodic benefit cost (income) were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.22%	5.04%	4.48%	4.34%	5.28%	4.51%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.75%	n/a	n/a	n/a
Rate of compensation increase	3.51%	3.51%	3.69%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2015	2014
Health care cost trend rate assumed for next year	6.81%	7.46%
Rate to which the cost trend rate was assumed to decrease to (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2026	2022

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
Please refer to Note 18 for a discussion of the employee transfer from NuStar GP, LLC.

15. UNIT-BASED COMPENSATION

As of December 31, 2015, we sponsored the following long-term incentive plans:

•
The Fourth Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 3,250,000 NS common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2015, NS common units that remained available to be awarded totaled 1,260,634 under the 2000 LTIP.

•
The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NSH units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the 2006 LTIP can include NSH unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2015, a total of 1,492,327 NSH units remained available to be awarded under the 2006 LTIP.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2003 Employee Unit Incentive Plan (the UIP), under which NuStar GP, LLC awarded NS common units to employees of NuStar GP, LLC or its affiliates, terminated on June 16, 2013. We purchased NS common units as needed to satisfy awards granted under the 2000 LTIP and the UIP.

The number of awards granted under the above-noted plans were as follows:

		Year Ended December 31,
	Vesting	2015	2014	2013
2000 LTIP:
Performance awards	(a)	29,633	28,841	38,786
Restricted units (b)	1/5 per year	250,563	208,714	269,182
Restricted units (grants to non-employee directors of NuStar GP, LLC)	1/3 per year	7,553	7,009	8,904
2006 LTIP:
Restricted units	1/5 per year	26,240	16,895	18,620
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	1/3 per year	12,814	8,911	13,183

(a)	Performance awards vest 1/3 per year if certain performance measures are met, as defined in the award agreements.

(b)
The 2000 LTIP restricted unit grants include 2,835, 2,844 and 3,882 restricted unit awards granted to certain international employees for the years ended December 31, 2015, 2014 and 2013, respectively, that vest 1/3 per year, as defined in the award agreements.

(c)
Expenses resulting from our awards to non-employee directors are not reimbursed by NuStar Energy and are included in “General and administrative expenses” on our consolidated statements of comprehensive income.

As of December 31, 2015 and 2014, we had accrued $3.8 million and $5.4 million, respectively, for the outstanding awards of NS performance awards and restricted units in “Accrued compensation expense” on our consolidated balance sheets.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$6,397	$10,934	$7,369
Expenses resulting from NuStar GP Holdings awards to non-employee directors	$239	$129	$19

Unit Options
Under the terms of the 2006 LTIP, the exercise price of options granted is not less than the fair market value of our common units on the date of grant. Options become exercisable pursuant to the individual written agreements between the participants and us, usually in five equal annual installments beginning at the date of grant, with unexercised options expiring seven to ten years from the date of grant.

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

On November 16, 2007, we granted 324,100 NSH unit options at $31.55, which was our only grant of options under the 2006 LTIP. These options expired seven years after the grant date and vested in annual one-third increments beginning on November 16, 2010. There were no NSH unit options outstanding and exercisable as of December 31, 2015 and 2014. The number of NSH unit options exercised during the years ended December 31, 2014 and 2013 was 289,100 and 11,666, respectively. The total intrinsic value of the unit options exercised during the years ended December 31, 2014 and 2013 was $2.8 million and $0.1 million, respectively.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Units
The following table summarizes information related to outstanding NSH restricted units awarded under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit
Balance as of January 1, 2015	39,090	20,425	59,515	$31.13
Granted	26,240	12,814	39,054	$23.80
Vested	(11,403)	(10,086)	(21,489)	$30.80
Balance as of December 31, 2015	53,927	23,153	77,080	$27.51

The weighted-average grant-date fair value of NSH restricted units granted during the years ended December 31, 2015, 2014 and 2013 was $23.80, $34.22 and $27.87 per unit, respectively. The total fair value of NSH restricted units that vested during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0.7 million and $1.5 million, respectively.
Please refer to Note 18 for a discussion of the employee transfer from NuStar GP, LLC.

16. INCOME TAXES

Components of income tax (expense) benefit were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Current:
U.S. federal	$—	$1,123	$—
U.S. state	51	42	(368)
Total current	51	1,165	(368)
Deferred:
U.S. federal	(940)	415	(599)
U.S. state	(12)	206	175
Total deferred	(952)	621	(424)
Total income tax (expense) benefit	$(901)	$1,786	$(792)

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(Thousands of Dollars)
Deferred income tax assets:
Unit/option compensation	$2,115	$2,708
Pension	7,561	5,459
Capital loss	1,290	590
Other state	14	39
Net operating loss	4,346	4,419
Foreign tax credits	69	66
Total deferred income tax assets	15,395	13,281
Less: Valuation allowance	(1,359)	—
Net deferred income tax assets	14,036	13,281

Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(249)	(216)
Other employee benefits	(11,189)	(8,771)
Deferred income tax liabilities	(11,438)	(8,987)

Total net deferred income tax assets	$2,598	$4,294

Reported on the consolidated balance sheets as:
Deferred income tax assets, net (current)	$—	$724
Deferred income tax assets, net (long-term)	5,258	3,570
Deferred income tax liabilities, net (current)	(2,660)	—
Total net deferred income tax assets	$2,598	$4,294

As of December 31, 2015, our U.S. corporate operations have net operating loss carryforwards and capital loss carryforwards for tax purposes totaling approximately $12.4 million and $3.7 million, respectively, which are subject to a twenty-year and a five-year carryforward limitation, respectively, and are set to expire in 2031 and 2017, respectively.

As of December 31, 2015, we recorded a valuation allowance of $1.4 million related to our deferred tax assets. We estimate the amount of valuation allowance based upon our expectations of taxable income and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain capital loss carryforwards before they expire.

The realization of deferred income tax assets recorded as of December 31, 2015 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets as of December 31, 2015 will be realized, based upon expected future taxable income and potential tax planning strategies.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2015:
Net income	$26,805	$15,527	$16,917	$12,959	$72,208
Basic and diluted net income per unit	0.62	0.37	0.39	0.30	1.68
Cash distributions per unit applicable to limited partners	0.545	0.545	0.545	0.545	2.180
2014:
Net income	$13,646	$15,768	$17,639	$14,374	$61,427
Basic and diluted net income per unit	0.32	0.37	0.41	0.34	1.44
Cash distributions per unit applicable to limited partners	0.545	0.545	0.545	0.545	2.180

18. SUBSEQUENT EVENT

On March 1, 2016, NuStar GP, LLC intends to transfer and assign to NuStar Services Company LLC, a wholly owned subsidiary of NuStar Energy, all of its employees and related benefit plans. Following the transfer of employees, NuStar Energy will pay employee costs directly and sponsor the following related employee benefit plans, among others:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•
The NuStar Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar Excess Pension Plan, a benefit plan to a select group of management or other highly compensated employees; and

•	The NuStar GP, LLC Retiree Welfare Benefits Plan, a medical benefits plan for certain retired employees.
We do not expect this transfer of employees and related benefit plans to materially change our results of operations since NuStar Energy currently reimburses us for nearly all of NuStar GP, LLC’s employee costs. However, our consolidated balance sheet will no longer reflect employee-related payables or the corresponding receivables from NuStar Energy.

On January 28, 2016, at a special meeting of unitholders, NuStar Energy’s unitholders approved the Fifth Amended and Restated 2000 Long-Term Incentive Plan (the Amended Plan), which, among other items, provided that NuStar Energy could use newly issued units from NuStar Energy to satisfy unit awards. At the time of the transfer of employees, NuStar Services Company LLC will assume obligations associated therewith, including all outstanding awards, and NuStar Energy intends to satisfy substantively all of the vestings of such awards with newly issued units of Nustar Energy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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

ITEM  9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed under this Item 10 appears under the following headings in our Proxy Statement for the 2016 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors;” “Proposal No. 1 Election of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Miscellaneous.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in our Proxy Statement for the 2016 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Discussion and Analysis;” “Executive Compensation;” “Compensation of Directors;” “Risk Oversight;” “Information Regarding the Board of Directors;” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in our Proxy Statement for the 2016 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership of NuStar Securities;” and “Equity Compensation Plan Information.”

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in our Proxy Statement for the 2016 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Party Transactions;” and “Information Regarding the Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in our Proxy Statement for the 2016 annual meeting of unitholders and is hereby incorporated by reference: “KPMG Fees;” and “Audit Committee Pre-Approval Policy.”

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
		Consolidated Balance Sheets as of December 31, 2015 and 2014
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Members’ Equity - Years Ended December 31, 2015, 2014 and 2013
		Notes to Consolidated Financial Statements
	(2)
Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits.
		Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.01	Certificate of Formation of UDS Logistics, LLC, dated June 5, 2000	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC, dated January 19, 2006	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.04	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K, filed July 25, 2006 (File No. 001-32940), Exhibit 3.01

4.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

4.04	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 11, 2004	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

4.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

4.06	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 10, 2008	NuStar Energy L.P.’s Current Report on Form 8-K, filed April 15, 2008 (File No. 001-16417), Exhibit 3.1

4.07	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002 and effective January 8, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.09	Certificate of Amendment to Certificate of Limited Partnership of NuStar Logistics, L.P., dated and effective as of March 18, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.09

4.10	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.11	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

4.12	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.13	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.14	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.15	Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.16	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.17	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.18	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.19	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.20	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC, effective as of June 1, 2006	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.20

4.21	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940), Exhibit 4.01

4.22	Rights Agreement between Valero GP Holdings, LLC and Computershare Investor Services, LLC, dated as of July 19, 2006	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 4.01

4.23	Amendment No. 1, effective as of February 28, 2008, to Rights Agreement between NuStar GP Holdings, LLC (f/k/a Valero GP Holdings, LLC) and Computershare Investor Services, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 4.01

4.24	Amendment No. 2, effective as of October 23, 2012, to Rights Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2012 (File No. 001-32940), Exhibit 4.03

4.25	Amendment No. 3, effective as of November 2, 2015, to Rights Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 4, 2015 (File No. 001-32940), Exhibit 4.01

10.01
364-Day Revolving Credit Agreement dated as of June 28, 2013, among NuStar GP Holdings, LLC, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and SunTrust Bank, as Syndication Agent
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 3, 2013 (File No. 001-32940), Exhibit 10.1

10.02
First Amendment to 364-Day Revolving Credit Agreement dated as of June 17, 2014, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 23, 2014 (File No. 001-32940), Exhibit 10.01

10.03
Second Amendment to Revolving Credit Agreement, dated as of June 17, 2015, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 19, 2015 (File No. 001-32940), Exhibit 10.01

10.04	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

10.05
First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

10.06
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

10.07
Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company , N.A.
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

10.08
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 4.23

10.09
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

10.10
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

10.11
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

10.12
Seventh Supplemental Indenture, dated as of August 19, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed August 23, 2013 (File No. 001-16417), Exhibit 4.3

10.13
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

10.14
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.2

10.15
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

10.16
First Amendment to 5-Year Revolving Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.17
Second Amendment to 5-Year Revolving Credit Agreement, dated as of November 30, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.03

10.18
Third Amendment to 5-Year Revolving Credit Agreement, dated as of January 11, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.04

10.19
Fourth Amendment to 5-Year Revolving Credit Agreement, dated as of December 4, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.05

10.20
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

10.21
First Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 19, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-16417), Exhibit 10.01

10.22	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.23	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.24
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.25
Second Amendment to Letter of Credit Agreement, dated as of January 17, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.10

10.26
Third Amendment to Letter of Credit Agreement, dated as of March 8, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.11

10.27
Fourth Amendment to Letter of Credit Agreement, dated as of April 19, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.12

10.28
Fifth Amendment to Letter of Credit Agreement, dated as of April 23, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.13

10.29
Sixth Amendment to Letter of Credit Agreement, dated as of November 3, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.1

10.30
Seventh Amendment to Letter of Credit Agreement, dated as of April 30, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-16417), Exhibit 10.02

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

10.34
Amendment No. 2 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of August 19, 2015 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-16417), Exhibit 10.01

10.35	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.36	Letter of Credit Agreement dated as of June 5, 2013 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 11, 2013 (File No. 001-16417), Exhibit 10.01

10.37
Amendment No. 1 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of November 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.2

10.38
Purchase and Sale Agreement, dated as of June 15, 2015, among NuStar Energy Services, Inc., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and NuStar Supply & Trading LLC, as Originators, NuStar Energy L.P., as Servicer, and NuStar Finance LLC, as Buyer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.1

10.39
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as Borrower, the persons from time to time party thereto as Lenders and Group Agents, PNC Bank, National Association, as Administrative Agent, and NuStar Energy L.P., as initial Servicer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.2

10.40
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to the Purchase and Sale Agreement referenced above and the First Amendment to the Receivables Financing Agreement referenced above among the respective parties thereto
NuStar Energy L.P’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.26

+10.41	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.42	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan (substantially the same for 2008 and 2009 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.03

+10.43	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan (substantially the same for 2010, 2011 and 2012 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.44	Form of 2013 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-32940), Exhibit 10.30

+10.45	Form of Unit Option Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-32940), Exhibit 10.03

+10.46	Form of Non-employee Director Award Agreement under the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended (substantially the same for 2008 and 2009 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-32940), Exhibit 10.02

+10.47
Form of Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan (substantially the same for 2010, 2011 and 2012 awards with appropriate adjustments based on award dates)
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.02

+10.48	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-32940), Exhibit 10.27

+10.49	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.50	Form of Unit Option Agreement under the NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, as amended	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.58

+10.51	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.02

+10.52	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

+10.53	NuStar GP, LLC Fourth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.10

+10.54	NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016	NuStar Energy L.P.’s Proxy Statement on Schedule 14A filed December 17, 2015 (File No. 001-16417), Appendix A

+10.55	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2008 and 2009 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.56	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.57	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.03

+10.58	Form of 2011 and 2012 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.59	Form of 2013 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.15

+10.60
Form of Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2010, 2011, 2012 and 2013 awards with appropriate adjustments based on award dates)
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-32940), Exhibit 10.12

+10.61	Form of Waiver Related to Certain Performance Units (for 2010 and 2011 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.62	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2010, 2011 and 2012 awards)	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-16417), Exhibit 10.02

+10.63	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.21

+10.64	NuStar Energy L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

+10.65	Form of Change of Control Severance Agreement with executive officers of NuStar GP, LLC (substantially the same for all executive officers, except for payment multiple)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

+10.66	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.15

+10.67	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.45

+10.68	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

10.69	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.70	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

10.71	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.72	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.73
Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008
NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.74	Amendment to Crude Oil Sales Agreement between PDVSA-Petróleo S.A., NuStar Logistics, L.P. and NuStar Marketing LLC, effective as of October 1, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2013 (File No. 001-16417), Exhibit 10.01

10.75
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.76
Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC and NuStar Asphalt LLC dated August 2, 2012
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

10.77
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

10.78	Amended and Restated Transaction Agreement by and between LG Asphalt L.P. and NuStar Logistics, L.P. dated as of December 20, 2013	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.47

10.79	Amendment No. 1 to Amended and Restated Transaction Agreement dated as of January 29, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.48

10.80	Amendment No. 2 to Amended and Restated Transaction Agreement dated as of February 26, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.49

14.01	Code of Ethics for Senior Financial Officers	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 14.1

21.01	List of Subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 25, 2016 (NuStar GP Holdings, LLC)	*
23.02	Consent of KPMG LLP dated February 25, 2016 (NuStar Energy L.P.)	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	**

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	**

99.01	Audit Committee Pre-Approval Policy	*

99.02	Consolidated Financial Statements of NuStar Energy L.P. for December 31, 2015 and 2014	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

*	Filed herewith.

**	Furnished herewith.
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
February 25, 2016

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
February 25, 2016

By:	/s/ Jorge A. del Alamo

Jorge A. del Alamo
Senior Vice President and Controller
February 25, 2016

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 25, 2016
William E. Greehey

/s/ Bradley C. Barron	President, Chief Executive	February 25, 2016
Bradley C. Barron	Officer and Director (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President and	February 25, 2016
Thomas R. Shoaf	Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Senior Vice President and Controller	February 25, 2016
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 25, 2016
William B. Burnett

/s/ James F. Clingman	Director	February 25, 2016
James F. Clingman

/s/ Jelynne LeBlanc-Burley	Director	February 25, 2016
Jelynne LeBlanc-Burley