Form 10-Q
period 2016-03-31
NuStar GP Holdings, LLC
filed 2016-05-05
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2016 was 42,931,242.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,116	$34
Receivable from related party	—	14,799
Income tax receivable	1,212	1,212
Other receivables	—	69
Other current assets	226	344
Total current assets	4,554	16,458
Investment in NuStar Energy L.P.	297,018	306,694
Long-term receivable from related party	—	32,080
Deferred income tax assets, net	4,981	5,258
Total assets	$306,553	$360,490
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$30,000	$26,000
Payable to related party	2,295	—
Accounts payable	3	636
Accrued compensation expense	—	8,990
Accrued liabilities	259	340
Deferred income tax liabilities, net	—	2,660
Taxes other than income tax	188	1,935
Total current liabilities	32,745	40,561
Long-term liabilities	—	32,859
Commitments and contingencies (Note 8)
Members’ equity	289,190	295,734
Accumulated other comprehensive loss	(15,382)	(8,664)
Total members’ equity	273,808	287,070
Total liabilities and members’ equity	$306,553	$360,490
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2016	2015
Equity in earnings of NuStar Energy L.P.	$17,015	$27,522
General and administrative expenses	(832)	(951)
Other income, net	613	462
Interest expense, net	(246)	(213)
Income before income tax benefit (expense)	16,550	26,820
Income tax benefit (expense)	126	(15)
Net income	$16,676	$26,805
Comprehensive income	$9,958	$23,540
Basic and diluted net income per unit	$0.39	$0.62
Weighted-average number of basic and diluted units outstanding	42,930,549	42,913,277
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$16,676	$26,805
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(17,015)	(27,522)
Distributions of equity in earnings from NuStar Energy L.P.	17,015	23,968
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(613)	(462)
Unit-based compensation expense	114	56
(Benefit) provision for deferred income tax	(128)	14
Changes in current assets and liabilities (Note 6)	(1,991)	(501)
Increase in long-term receivable from related party	(900)	(1,956)
Increase in long-term liabilities	1,183	1,957
Other, net	42	36
Net cash provided by operating activities	14,383	22,395
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	6,937	—
Investment in NuStar Energy L.P.	(160)	(1,823)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,319	1,201
Net cash provided by (used in) investing activities	8,096	(622)
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	4,000	—
Distributions to unitholders	(23,397)	(23,403)
Other, net	—	15
Net cash used in financing activities	(19,397)	(23,388)
Net increase (decrease) in cash and cash equivalents	3,082	(1,615)
Cash and cash equivalents as of the beginning of the period	34	2,840
Cash and cash equivalents as of the end of the period	$3,116	$1,225
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. Unless otherwise indicated, the terms “NuStar GP Holdings,” “NSH,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of March 31, 2016, we owned approximately 15% of NuStar Energy, consisting of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy representing limited partner interests.

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

Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, our wholly owned subsidiary, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). As a result of the Employee Transfer, NuStar Energy pays employee costs directly and sponsors the long-term incentive plan and other employee benefit plans. Please refer to Note 3 for a discussion of this transfer and our related party agreements and Note 11 for a discussion of the employee benefit plans and long-term incentive plan obligations transferred.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain previously reported amounts in the 2015 consolidated financial statements and condensed notes have been reclassified to conform to 2016 presentation.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Unit-Based Payments. In March 2016, the Financial Accounting Standards Board (FASB) issued amended guidance that simplifies certain aspects of accounting for unit-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The new requirements should be applied prospectively, retrospectively or using a modified retrospective transition method depending on the area affected by the amended guidance. We adopted this amended guidance effective January 1, 2016, which did not have a material impact on our financial position, results of operations or disclosures.

Financial Instruments. In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Deferred Taxes. In November 2015, the FASB issued amended guidance that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2016, using either a prospective or retrospective transition method, and early adoption is permitted. We will adopt these provisions on a prospective basis on January 1, 2017, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

2. INVESTMENT IN NUSTAR ENERGY

On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the Linden Acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	March 31, 2016	December 31, 2015
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$333,573	$333,851
Property, plant and equipment, net	3,686,687	3,683,571
Goodwill	696,637	696,637
Other non-current assets	378,652	411,466
Total assets	$5,095,549	$5,125,525
Current liabilities	$272,790	$332,213
Long-term debt	3,125,650	3,055,612
Other non-current liabilities	139,457	127,856
Total liabilities	3,537,897	3,515,681
NuStar Energy partners’ equity	1,557,652	1,609,844
Total liabilities and partners’ equity	$5,095,549	$5,125,525

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$405,703	$554,944
Operating income	$94,565	$99,281

Income from continuing operations	$57,401	$127,125
Income from discontinued operations, net of tax	—	774
Net income	$57,401	$127,899
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	March 31, 2016	December 31, 2015
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,557,652	$1,609,844
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	232,090	239,867
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	64,928	66,827
Investment in NuStar Energy	$297,018	$306,694

3. RELATED PARTY TRANSACTIONS

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC managed the operations of NuStar Energy under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense totaled $0.3 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$31,980	$48,546
Other expenses	$121	$129

Assignment and Assumption Agreement. Also on March 1, 2016 and in connection with the Employee Transfer, NuStar Services Co and NuStar GP, LLC entered into an Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, NuStar GP, LLC assigned all of its employee benefit plans, programs, contracts, policies, and various of its other agreements and contracts with certain employees, affiliates and third-party service providers (collectively, the Assigned Programs) to NuStar Services Co. In addition, NuStar Services Co agreed to assume the sponsorship and all

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations relating to the ongoing maintenance and administration of each of the plans and agreements in the Assigned Programs.

The following table summarizes the related party transactions and changes to amounts reported on our consolidated balance sheet as a result of the Employee Transfer on March 1, 2016 (thousands of dollars):

Decrease in related party receivable:
Current	$16,014
Long-term	32,656
Decrease in related party receivable	$48,670

Decreases to our consolidated balance sheet:
Current and long-term assets	$(506)
Current liabilities	10,933
Other long-term liabilities	34,042
Accumulated other comprehensive loss	4,201
Decreases to our consolidated balance sheet	$48,670

We had a payable to related party of $2.3 million as of March 31, 2016, mainly representing service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a receivable from related party of $14.8 million, mainly representing payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer and none as of March 31, 2016. We also had a long-term receivable from related party as of December 31, 2015 of $32.1 million, representing long-term employee benefits prior to the Employee Transfer and none as of March 31, 2016.

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partner distribution	11,144	11,316
Total distributions to NuStar GP Holdings	23,910	24,082
Public unitholders’ distributions	74,141	73,969
Total cash distributions	$98,051	$98,051
Cash distributions per unit applicable to limited partners	$1.095	$1.095

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2016 (a)	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on April 27, 2016.

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

As of December 31, 2015, NuStar Energy restricted and performance unit liabilities of $3.8 million was measured at fair value on a recurring basis and categorized as a Level 1 in the fair value hierarchy. As a result of the Employee Transfer, our consolidated balance sheet as of March 31, 2016 no longer reflects these liabilities which were reported in “Accrued compensation expense” on our consolidated balance sheet as of December 31, 2015. Please refer to Note 3 and Note 11 for a discussion of the employee-related obligations transferred.

We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments approximate their carrying amounts. The fair value of our short-term debt would fall in Level 2 of the fair value hierarchy.

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$1,143	$(1,034)
Income tax receivable	—	50
Other receivables	(32)	88
Other current assets	76	194
Increase (decrease) in current liabilities:
Accounts payable	(220)	(202)
Accrued compensation expense	(1,339)	1,986
Accrued liabilities	(81)	(115)
Taxes other than income tax	(1,538)	(1,468)
Changes in current assets and current liabilities	$(1,991)	$(501)

The above changes in current assets and current liabilities differ from changes between amounts reflected in our consolidated balance sheets due to the non-cash related party transactions associated with the Employee Transfer. Please refer to Note 3 for further details.

Cash flows related to interest and income tax were as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Cash paid for interest	$200	$174
Cash refunded for income tax	$—	$(49)

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. CREDIT FACILITY
Our revolving credit facility dated June 28, 2013, as most recently amended on June 17, 2015, will mature on June 27, 2016 and has a borrowing capacity of up to $50.0 million, of which up to $10.0 million may be available for letters of credit. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary. Riverwalk pledged 1,792,918 NuStar Energy common units that it owns to secure its guarantee. Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements.

As of March 31, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2016, the weighted-average interest rate was 2.4%.

As of March 31, 2016, NuStar Energy's consolidated debt coverage ratio (as defined in our revolving credit agreement) could not exceed 5.00-to-1.00. As of March 31, 2016, NuStar Energy’s consolidated debt coverage ratio was 4.6x. We are also required to receive cash distributions of at least $16.0 million in respect of our ownership interests in NuStar Energy each fiscal quarter. Our management believes that we are in compliance with the covenants of our revolving credit facility as of March 31, 2016.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of December 31, 2015	$287,070
Net income	16,676
Distributions to unitholders	(23,397)
Other comprehensive loss	(6,718)
Unit-based compensation	177
Balance as of March 31, 2016	$273,808

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Loss
The following table presents balances of and changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2016	$(13,189)	$4,525	$(8,664)
Other comprehensive loss before reclassification adjustments	(2,193)	—	(2,193)
Amounts reclassified to general and administrative expenses (a)	—	(324)	(324)
Employee Transfer (b)	—	(4,201)	(4,201)
Other comprehensive loss	(2,193)	(4,525)	(6,718)
Balance as of March 31, 2016	$(15,382)	$—	$(15,382)

(a)	These amounts are components of net periodic pension cost (income), and prior to the Employee Transfer on March 1, 2016, NuStar Energy reimbursed us for these employee costs.

(b)
Represents the balance of accumulated other comprehensive loss related to the unrecognized components of net periodic benefit cost (income), net of income tax expense of $2.3 million, that was transferred to NuStar Services Co in connection with the Employee Transfer as described in Notes 3 and 11.

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,397	$23,388

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2016 (a)	$0.545	$23,397	May 9, 2016	May 17, 2016
December 31, 2015	$0.545	$23,397	February 8, 2016	February 16, 2016

(a)	The distribution was announced on April 27, 2016.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Basic and diluted net income per unit are the same for the three months ended March 31, 2016 and 2015 because we have no potentially dilutive securities outstanding.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLANS AND UNIT-BASED COMPENSATION

Prior to the Employee Transfer, NuStar GP, LLC sponsored and maintained the following employee related benefit plans:

•	The NuStar Thrift Plan (the Thrift Plan), a qualified employee profit-sharing plan;

•
The NuStar Excess Thrift Plan, a benefit plan to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans;

•	The NuStar Pension Plan, a qualified non-contributory defined benefit pension plan;

•
The NuStar Excess Pension Plan, a benefit plan to a select group of management or other highly compensated employees (the NuStar Pension Plan and the NuStar Excess Pension Plan are collectively referred to as the Pension Plans);

•	The NuStar GP, LLC Retiree Welfare Benefits Plan, a medical benefits plan for certain retired employees; and

•	The Fifth Amended and Restated 2000 Long-Term Incentive Plan (the Amended 2000 LTIP).

Prior to the Employee Transfer, NuStar Energy reimbursed NuStar GP, LLC for expenses incurred under these plans. Effective March 1, 2016, NuStar Services Co pays employee costs directly and assumed sponsorship and responsibility for the above employee related benefit plans.

Employee Benefit Plans
On March 1, 2016, and in conjunction with the Employee Transfer, we transferred to NuStar Services Co $32.7 million in benefit obligations associated with the Pension Plans and other postretirement benefit plans. As a result of the Employee Transfer, our consolidated balance sheet as of March 31, 2016 no longer reflects these liabilities which were primarily reported in “Long-term liabilities” on our consolidated balance sheet as of December 31, 2015. Additionally, we transferred an accumulated other comprehensive income balance related to the unrecognized components of net periodic benefit cost (income) of $4.2 million out of accumulated other comprehensive loss.

Unit-Based Compensation
On March 1, 2016, we transferred to NuStar Services Co all outstanding awards under the Amended 2000 LTIP, which represented 688,647 units, and removed the obligation related to these unit-based awards from our consolidated balance sheet.

We continue to sponsor and maintain the 2006 Long-Term Incentive Plan (the 2006 LTIP), which was not impacted by the Employee Transfer. Under the 2006 LTIP, awards of NSH units may be awarded to NuStar GP Holdings employees, consultants and directors who perform services for us or our affiliates. For further details on the 2006 LTIP, please see Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2015, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of March 31, 2016, our aggregate ownership interests of approximately 15% in NuStar Energy consisted of the following:

•	the 2% general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy representing limited partner interests.
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

Recent Developments
Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, our wholly owned subsidiary, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). The Employee Transfer did not materially change our results of operations since NuStar Energy previously reimbursed us for nearly all of NuStar GP, LLC’s employee costs. However, as a result of the Employee Transfer, NuStar Services Co pays employee costs directly and sponsors the long-term incentive plan and other employee benefit plans.

Linden Acquisition. On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the Linden Acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,
	2016	2015	Change
Equity in earnings of NuStar Energy	$17,015	$27,522	$(10,507)
General and administrative expenses	(832)	(951)	119
Other income, net	613	462	151
Interest expense, net	(246)	(213)	(33)
Income before income tax benefit (expense)	16,550	26,820	(10,270)
Income tax benefit (expense)	126	(15)	141
Net income	$16,676	$26,805	$(10,129)
Basic and diluted net income per unit	$0.39	$0.62	$(0.23)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended March 31,
	2016	2015	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$405,703	$554,944	$(149,241)
Cost of product sales	128,990	262,506	(133,516)
Operating expenses	105,221	115,647	(10,426)
Depreciation and amortization expense	50,987	50,205	782
Segment operating income	120,505	126,586	(6,081)
General and administrative expenses	23,785	25,053	(1,268)
Other depreciation and amortization expense	2,155	2,252	(97)
Operating income	$94,565	$99,281	$(4,716)

Income from continuing operations	$57,401	$127,125	$(69,724)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$57,401	$127,899	$(70,498)

Net income per unit applicable to limited partners	$0.57	$1.47	$(0.90)

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $70.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to a decrease of $6.1 million in segment operating income, resulting mainly from reductions in operating income for its pipeline and fuels marketing segments, and a $56.3 million gain in the first quarter of 2015 associated with the Linden Acquisition.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2016	2015	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$932	$2,342	$(1,410)
General partner incentive distribution rights	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,737	13,147	(1,410)
Limited partner interest in earnings of NuStar Energy	5,999	15,096	(9,097)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$17,015	$27,522	$(10,507)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased $10.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to a decrease in NuStar Energy’s net income.

TRENDS AND OUTLOOK

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

NuStar Energy believes that the fact that it provides both storage and pipeline services, for crude and refined products, to customers in sectors across the energy industry, throughout the country and around the world, serves to offer some insulation from the impact of market fluctuations on its results of operations. Since high crude oil prices have tended to benefit NuStar Energy’s producer customers, high prices have also correlated with increased demand for its crude oil pipeline services. On the other hand, depressed crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for NuStar Energy’s storage services.

Because of the geographic diversity of NuStar Energy’s assets, its results of operations are not dependent on the regions or markets that have been hardest hit by depressed crude oil prices, the domestic shale play regions, which was demonstrated by the fact that, in 2015, revenue from NuStar Energy’s Eagle Ford pipeline and storage assets constituted less than 16% of its total pipeline and storage segment revenue. Although NuStar Energy’s assets in the Eagle Ford region have experienced lower throughputs as production has slowed, the fact that NuStar Energy has minimum volume throughput contracts with large, creditworthy customers has minimized the negative impact of that slowdown on its results of operations.

In addition to the diversity of NuStar Energy’s customers, its assets, the services it offers and the markets it serves, NuStar Energy believes its contracts, many of which are long-term, take-or-pay arrangements for committed storage or throughput capacity, also help to blunt the impact of volatility of crude oil prices on its results of operations. In the locations at which NuStar Energy’s assets are integrated physically with the refineries the assets serve, NuStar Energy believes the results generated by those assets depend to a greater degree on the refinery’s continuing need to receive, store and transport the crude and refined products than on crude or refined product prices.

NuStar Energy’s Pipeline Segment
NuStar Energy expects earnings for its pipeline segment to benefit from higher forecasted volumes on its refined product pipelines. However, NuStar Energy expects these increases to be more than offset by reduced throughput volumes on its Eagle Ford crude pipelines due to lower domestic shale production, and higher maintenance expenses resulting in lower earnings in the second quarter and full-year 2016 as compared to the comparable periods of 2015.

NuStar Energy’s Storage Segment
NuStar Energy expects second quarter earnings in its storage segment to be lower than the comparable period in 2015 due to the effect of lower Eagle Ford throughputs at its Corpus Christi North Beach terminal and higher maintenance expenses.

For the full-year, earnings at many of NuStar Energy’s terminals should improve from favorable storage contract renewals and higher forecasted throughput volumes. However, NuStar Energy expects these increases to be more than offset by lower throughputs at its Corpus Christi North Beach terminal and lower revenue from some of its foreign terminal facilities resulting in lower earnings in the full-year 2016 as compared to 2015.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects second quarter 2016 and full-year results for its fuels marketing segment to be slightly higher than the comparable periods of 2015. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as NuStar Energy bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control. These factors include, but are not limited to, the state of the economy and the capital markets, changes to its customers’ refinery maintenance schedules and unplanned refinery downtime, supply of and demand for crude oil, refined products and anhydrous ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the incentive distribution rights that we own. Due to our ownership of NuStar Energy’s incentive distribution rights, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and borrowings under our revolving credit facility, if necessary.
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit applicable to limited partners	$1.095	$1.095
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Limited partner interest – common units	11,144	11,316
Total cash distributions to us	$23,910	$24,082
Distributions to us as a percentage of total cash distributions	24.4%	24.6%
Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015
Cash distributions received from NuStar Energy were $24.0 million for each of the three months ended March 31, 2016 and 2015, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $23.4 million for each of the three months ended March 31, 2016 and 2015.

Credit Facility
As of March 31, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2016, the weighted-average interest rate was 2.4%. Our management believes that we are in compliance with the covenants of our revolving credit facility as of March 31, 2016. We are in discussions with the lenders to renew or replace our revolving credit facility which will mature on June 27, 2016. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors, to service debt we may incur, if any, and to fund general and administrative expenses, future distributions and other miscellaneous cash requirements. The following table reflects our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,397	$23,388
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

RELATED PARTY TRANSACTIONS

Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our related party transactions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-Q for the quarter ended March 31, 2016.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.01
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to the Purchase and Sale Agreement and the First Amendment to the Receivables Financing Agreement among the respective parties thereto (incorporated by reference to Exhibit 10.26 to NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16417))

10.02
NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016 (incorporated by reference to Appendix A to NuStar Energy L.P.’s Proxy Statement on Schedule 14A filed December 17, 2015 (File No. 001-16417))

10.03
Assignment and Assumption Agreement dated March 1, 2016 between NuStar GP, LLC and NuStar Services Company LLC (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417))

10.04
Amended and Restated Services Agreement dated March 1, 2016 between NuStar Energy L.P., NuStar GP Holdings, LLC, NuStar GP, LLC and NuStar Services Company LLC (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417))

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
May 5, 2016

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 5, 2016

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 5, 2016