Form 10-Q
period 2016-06-30
NuStar GP Holdings, LLC
filed 2016-08-08
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2016 was 42,931,242.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$315	$34
Receivable from related party	—	14,799
Income tax receivable	1,212	1,212
Other receivables	—	69
Other current assets	313	344
Total current assets	1,840	16,458
Investment in NuStar Energy L.P.	285,880	306,694
Long-term receivable from related party	—	32,080
Deferred income tax assets, net	5,040	5,258
Total assets	$292,760	$360,490
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$30,000	$26,000
Payable to related party	186	—
Accounts payable	20	636
Accrued compensation expense	—	8,990
Accrued liabilities	331	340
Deferred income tax liabilities, net	—	2,660
Taxes other than income tax	73	1,935
Total current liabilities	30,610	40,561
Long-term liabilities	—	32,859
Commitments and contingencies (Note 8)
Members’ equity (42,931,242 and 42,930,549 common units outstanding as of June 30, 2016 and December 31, 2015, respectively)	280,998	295,734
Accumulated other comprehensive loss	(18,848)	(8,664)
Total members’ equity	262,150	287,070
Total liabilities and members’ equity	$292,760	$360,490
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity in earnings of NuStar Energy L.P.	$16,280	$16,568	$33,295	$44,090

General and administrative expenses:
Third parties	(591)	(921)	(1,340)	(1,872)
Related party	(250)	—	(333)	—
Total general and administrative expenses	(841)	(921)	(1,673)	(1,872)
Other income, net	—	77	613	539
Interest expense, net	(267)	(214)	(513)	(427)
Income before income tax (expense) benefit	15,172	15,510	31,722	42,330
Income tax (expense) benefit	(99)	17	27	2
Net income	$15,073	$15,527	$31,749	$42,332
Comprehensive income	$11,607	$19,834	$21,565	$43,374
Basic and diluted net income per unit	$0.35	$0.37	$0.74	$0.99
Weighted-average number of basic and diluted units outstanding	42,931,059	42,913,771	42,930,804	42,913,526
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$31,749	$42,332
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(33,295)	(44,090)
Distributions of equity in earnings from NuStar Energy L.P.	33,295	44,090
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(613)	(539)
Unit-based compensation expense	287	112
Amortization of deferred debt costs	84	72
Benefit for deferred income tax	(29)	(3)
Changes in current assets and liabilities (Note 6)	(4,413)	(1,637)
Increase in long-term receivable from related party	(898)	(3,904)
Increase in long-term liabilities	1,183	3,905
Net cash provided by operating activities	27,350	40,338
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	14,608	3,868
Investment in NuStar Energy L.P.	(161)	(1,823)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,319	1,886
Net cash provided by investing activities	15,766	3,931
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	4,000	—
Distributions to unitholders	(46,794)	(46,791)
Other, net	(41)	15
Net cash used in financing activities	(42,835)	(46,776)
Net increase (decrease) in cash and cash equivalents	281	(2,507)
Cash and cash equivalents as of the beginning of the period	34	2,840
Cash and cash equivalents as of the end of the period	$315	$333
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of June 30, 2016, we owned approximately 15% of NuStar Energy, consisting of the following:

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

2. INVESTMENT IN NUSTAR ENERGY

On January 2, 2015, NuStar Energy acquired full ownership of ST Linden Terminal, LLC, which owns a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the Linden Acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	June 30, 2016	December 31, 2015
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$313,158	$333,851
Property, plant and equipment, net	3,674,372	3,683,571
Goodwill	696,637	696,637
Other non-current assets	371,052	411,466
Total assets	$5,055,219	$5,125,525
Current liabilities	$194,276	$332,213
Long-term debt	3,205,693	3,055,612
Other non-current liabilities	165,355	127,856
Total liabilities	3,565,324	3,515,681
NuStar Energy partners’ equity	1,489,895	1,609,844
Total liabilities and partners’ equity	$5,055,219	$5,125,525

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$437,804	$570,611	$843,507	$1,125,555
Operating income	$91,217	$92,405	$185,782	$191,686

Income from continuing operations	$52,517	$54,325	$109,918	$181,450
Income from discontinued operations, net of tax	—	—	—	774
Net income	$52,517	$54,325	$109,918	$182,224

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	June 30, 2016	December 31, 2015
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,489,895	$1,609,844
NuStar GP Holdings’ ownership interest in NuStar Energy	14.9%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	221,994	239,867
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	63,886	66,827
Investment in NuStar Energy	$285,880	$306,694

3. RELATED PARTY TRANSACTIONS

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC managed the operations of NuStar Energy under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated specifically to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense totaled $0.4 million for the three months ended June 30, 2015, and $0.2 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. The following table summarizes information pertaining to related party transactions reimbursed by NuStar Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$—	$52,188	$32,053	$100,734
Other expenses	$—	$89	$121	$218

In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. We incurred administrative expenses related to the Amended GP Services Agreement of $0.3 million for the three and six months ended June 30, 2016, which are reported in related party general and administrative expenses on the consolidated statements of comprehensive income.

Assignment and Assumption Agreement. Also on March 1, 2016 and in connection with the Employee Transfer, NuStar Services Co and NuStar GP, LLC entered into an Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, NuStar GP, LLC assigned all of its employee benefit plans, programs, contracts, policies, and various of its other agreements and contracts with certain employees, affiliates and third-party service providers (collectively, the Assigned Programs) to NuStar Services Co. In addition, NuStar Services Co agreed to assume the sponsorship of and all obligations relating to the ongoing maintenance and administration of each of the plans and agreements in the Assigned Programs.

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

Balance Sheet Items. We had a payable to NuStar Energy of $0.2 million as of June 30, 2016, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a receivable from NuStar Energy of $14.8 million, mainly comprised of payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer, and none as of June 30, 2016. We also had a long-term receivable from NuStar Energy as of December 31, 2015 of $32.1 million, representing long-term employee benefits prior to the Employee Transfer, and none as of June 30, 2016.

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partner distribution	11,185	11,212	22,329	22,528
Total distributions to NuStar GP Holdings	23,951	23,978	47,861	48,060
Public unitholders’ distributions	74,100	74,073	148,241	148,042
Total cash distributions	$98,051	$98,051	$196,102	$196,102
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2016 (a)	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on July 29, 2016.

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

As of December 31, 2015, NuStar Energy restricted and performance unit liabilities of $3.8 million were measured at fair value on a recurring basis and categorized as a Level 1 in the fair value hierarchy. As a result of the Employee Transfer, our consolidated balance sheet as of June 30, 2016 no longer reflects these liabilities, which were reported in “Accrued compensation expense” on our consolidated balance sheet as of December 31, 2015. Please refer to Note 3 and Note 11 for a discussion of the employee-related obligations transferred.

We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments approximate their carrying amounts. The fair value of our short-term debt would fall in Level 2 of the fair value hierarchy.

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2016	2015
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$(1,124)	$(5,018)
Income tax receivable	—	52
Other receivables	(32)	91
Other current assets	(53)	149
Increase (decrease) in current liabilities:
Accounts payable	(203)	(208)
Accrued compensation expense	(1,339)	4,281
Accrued liabilities	(9)	(77)
Taxes other than income tax	(1,653)	(907)
Changes in current assets and current liabilities	$(4,413)	$(1,637)

The above changes in current assets and current liabilities differ from changes between amounts reflected in our consolidated balance sheets due to the non-cash related party transactions associated with the Employee Transfer. Please refer to Note 3 for further details.

Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2016	2015
	(Thousands of Dollars)
Cash paid for interest	$418	$350
Cash paid (refunded) for income tax	$2	$(52)

7. CREDIT FACILITY
Our revolving credit facility dated June 28, 2013 currently has a borrowing capacity of up to $50.0 million, of which up to $10.0 million may be available for letters of credit. We amended this facility on June 16, 2016 to, among other things, extend its maturity to June 27, 2017. Our obligations under our revolving credit facility are guaranteed by a wholly owned subsidiary of NuStar GP Holdings, LLC, Riverwalk Holdings, LLC (Riverwalk). Riverwalk has pledged a total of 2,107,918 NuStar

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Energy common units that it owns to secure its guarantee. Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements.

As of June 30, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of June 30, 2016, the weighted-average interest rate was 2.5%.

Our revolving credit facility requires that NuStar Energy's consolidated debt coverage ratio (as defined in our revolving credit agreement) not exceed 5.00-to-1.00. We are also required to receive cash distributions each fiscal quarter of at least $16.0 million in respect of our ownership interests in NuStar Energy. Our management believes that we are in compliance with the covenants in the revolving credit facility as of June 30, 2016.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of January 1, 2016	$287,070
Net income	31,749
Distributions to unitholders	(46,794)
Other comprehensive loss	(10,184)
Unit-based compensation expense	309
Balance as of June 30, 2016	$262,150
Accumulated Other Comprehensive Loss
The following table presents balances of and changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2016	$(13,189)	$4,525	$(8,664)
Other comprehensive loss before reclassification adjustments	(5,659)	—	(5,659)
Amounts reclassified to general and administrative expenses (a)	—	(324)	(324)
Employee Transfer (b)	—	(4,201)	(4,201)
Other comprehensive loss	(5,659)	(4,525)	(10,184)
Balance as of June 30, 2016	$(18,848)	$—	$(18,848)

(a)	These amounts are components of net periodic pension cost (income), and prior to the Employee Transfer on March 1, 2016, NuStar Energy reimbursed us for these employee costs.

(b)
Represents the balance of accumulated other comprehensive loss related to the unrecognized components of net periodic benefit cost (income), net of income tax expense of $2.4 million, that was transferred to NuStar Services Co in connection with the Employee Transfer as described in Notes 3 and 11.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,398	$23,388	$46,795	$46,776

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2016 (a)	$0.545	$23,398	August 9, 2016	August 16, 2016
March 31, 2016	$0.545	$23,397	May 9, 2016	May 17, 2016
December 31, 2015	$0.545	$23,397	February 8, 2016	February 16, 2016

(a)	The distribution was announced on July 29, 2016.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Basic and diluted net income per unit are the same for the three and six months ended June 30, 2016 and 2015 because we have no potentially dilutive securities outstanding.

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

Employee Benefit Plans
On March 1, 2016 and in conjunction with the Employee Transfer, we transferred to NuStar Services Co $32.7 million in benefit obligations associated with the Pension Plans and other postretirement benefit plans. As a result of the Employee Transfer, our consolidated balance sheet as of June 30, 2016 no longer reflects these liabilities, which were primarily reported in “Long-term liabilities” on our consolidated balance sheet as of December 31, 2015. Additionally, we transferred an accumulated other comprehensive income balance related to the unrecognized components of net periodic benefit cost (income) of $4.2 million.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unit-Based Compensation
On March 1, 2016, we transferred to NuStar Services Co all outstanding awards under the Amended 2000 LTIP, which represented 688,647 units, and removed the obligation related to these unit-based awards from our consolidated balance sheet.

We continue to sponsor and maintain the 2006 Long-Term Incentive Plan (the 2006 LTIP). Under the 2006 LTIP, NSH units may be awarded to NuStar GP Holdings employees, consultants and directors who perform services for us or our affiliates. For further details on the 2006 LTIP, please see Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of June 30, 2016, our aggregate ownership interests of approximately 15% in NuStar Energy consisted of the following:

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

Recent Developments
Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, our wholly owned subsidiary, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). The Employee Transfer did not materially change our results of operations since NuStar Energy previously reimbursed us for nearly all of NuStar GP, LLC’s employee costs. However, as a result of the Employee Transfer, NuStar Services Co pays employee costs directly and sponsors the long-term incentive plan and other employee benefit plans. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion on the Employee Transfer.

Linden Acquisition. On January 2, 2015, NuStar Energy acquired full ownership of ST Linden Terminal, LLC, which owns a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the Linden Acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2016	2015	Change
Equity in earnings of NuStar Energy	$16,280	$16,568	$(288)
General and administrative expenses	(841)	(921)	80
Other income, net	—	77	(77)
Interest expense, net	(267)	(214)	(53)
Income before income tax (expense) benefit	15,172	15,510	(338)
Income tax (expense) benefit	(99)	17	(116)
Net income	$15,073	$15,527	$(454)
Basic and diluted net income per unit	$0.35	$0.37	$(0.02)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended June 30,
	2016	2015	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$437,804	$570,611	$(132,807)
Cost of product sales	157,617	281,610	(123,993)
Operating expenses	112,662	117,138	(4,476)
Depreciation and amortization expense	51,517	50,643	874
Segment operating income	116,008	121,220	(5,212)
General and administrative expenses	22,657	26,693	(4,036)
Other depreciation and amortization expense	2,134	2,122	12
Operating income	$91,217	$92,405	$(1,188)

Net income	$52,517	$54,325	$(1,808)

Net income per unit applicable to limited partners	$0.52	$0.54	$(0.02)

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $1.8 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to a decrease of $5.2 million in its segment operating income, which was partially offset by a decrease in its general and administrative expenses of $4.0 million.
Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,
	2016	2015	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$834	$871	$(37)
General partner incentive distribution rights	10,805	10,805	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,639	11,676	(37)
Limited partner interest in earnings of NuStar Energy	5,362	5,613	(251)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$16,280	$16,568	$(288)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased $0.3 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due to a decrease in NuStar Energy’s net income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,
	2016	2015	Change
Equity in earnings of NuStar Energy	$33,295	$44,090	$(10,795)
General and administrative expenses	(1,673)	(1,872)	199
Other income, net	613	539	74
Interest expense, net	(513)	(427)	(86)
Income before income tax benefit	31,722	42,330	(10,608)
Income tax benefit	27	2	25
Net income	$31,749	$42,332	$(10,583)
Basic and diluted net income per unit	$0.74	$0.99	$(0.25)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Six Months Ended June 30,
	2016	2015	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$843,507	$1,125,555	$(282,048)
Cost of product sales	286,607	544,116	(257,509)
Operating expenses	217,883	232,785	(14,902)
Depreciation and amortization expense	102,504	100,848	1,656
Segment operating income	236,513	247,806	(11,293)
General and administrative expenses	46,442	51,746	(5,304)
Other depreciation and amortization expense	4,289	4,374	(85)
Operating income	$185,782	$191,686	$(5,904)

Income from continuing operations	$109,918	$181,450	$(71,532)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$109,918	$182,224	$(72,306)

Net income per unit applicable to limited partners	$1.09	$2.01	$(0.92)

Cash distributions per unit applicable to limited partners	$2.190	$2.190	$—

NuStar Energy’s net income decreased $72.3 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to a $56.3 million gain in 2015 associated with the Linden Acquisition and a decrease of $11.3 million in its segment operating income, resulting mainly from reductions in operating income for its pipeline and fuels marketing segments.

Equity in earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2016	2015	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,766	$3,213	$(1,447)
General partner incentive distribution rights	21,610	21,610	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	23,376	24,823	(1,447)
Limited partner interest in earnings of NuStar Energy	11,361	20,709	(9,348)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—
Equity in earnings of NuStar Energy	$33,295	$44,090	$(10,795)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased $10.8 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to a decrease in NuStar Energy’s net income.

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

NuStar Energy’s Pipeline Segment
NuStar Energy expects earnings for its pipeline segment to benefit from higher forecasted volumes on its refined product pipelines. However, NuStar Energy expects these increases to be more than offset by reduced throughput volumes on its Eagle Ford crude pipelines due to lower domestic shale production, higher maintenance expenses and turnaround activity at one of its customer’s refineries resulting in lower earnings in the third quarter and full-year 2016 as compared to the comparable periods of 2015.

NuStar Energy’s Storage Segment
NuStar Energy expects earnings at many of its terminals to benefit from favorable storage contract renewals and higher forecasted throughput volumes. However, NuStar Energy expects these increases to be more than offset by higher maintenance expenses and lower throughputs at its Corpus Christi North Beach terminal resulting in lower earnings in the third quarter and full-year 2016 as compared to 2015.

NuStar Energy’s Fuels Marketing Segment
NuStar Energy expects third quarter 2016 results for its fuels marketing segment to be slightly higher than the third quarter of 2015 due to better margins in its bunker fuel operations. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190
Total cash distributions by NuStar Energy to all partners	$98,051	$98,051	$196,102	$196,102
Cash distributions we received from NuStar Energy:
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Limited partner interest – common units	11,185	11,212	22,329	22,528
Total cash distributions to us	$23,951	$23,978	$47,861	$48,060
Distributions to us as a percentage of total cash distributions	24.4%	24.5%	24.4%	24.5%
Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015
Cash distributions received from NuStar Energy were $47.9 million and $48.0 million for the six months ended June 30, 2016 and 2015, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $46.8 million for each of the six months ended June 30, 2016 and 2015.

Credit Facility
As of June 30, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of June 30, 2016, the weighted-average interest rate was 2.5%. Our management believes that we are in compliance with the covenants of our revolving credit facility as of June 30, 2016. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,398	$23,388	$46,795	$46,776
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

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-Q for the quarter ended June 30, 2016.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

4.01
Third Amendment to First Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 29, 2016 and effective as of March 21, 2007 (incorporated by reference to Exhibit 3.01 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16417))

10.01
Third Amendment to Revolving Credit Agreement, dated as of June 16, 2016, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 16, 2016 (File No. 001-32940))

10.02
Eighth Amendment to Letter of Credit Agreement, dated as of May 6, 2016, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16417))

10.03
Maturity Extension Letter (Amendment No. 3) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2016 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16417))

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
August 8, 2016

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 8, 2016

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 8, 2016