Form 10-Q
period 2016-09-30
NuStar GP Holdings, LLC
filed 2016-11-07
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2016 was 42,931,242.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$360	$34
Receivable from related party	—	14,799
Income tax receivable	303	1,212
Other receivables	—	69
Other current assets	239	344
Total current assets	902	16,458
Investment in NuStar Energy L.P.	280,532	306,694
Long-term receivable from related party	—	32,080
Deferred income tax assets, net	5,074	5,258
Total assets	$286,508	$360,490
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$30,000	$26,000
Payable to related party	83	—
Accounts payable	2	636
Accrued compensation expense	—	8,990
Accrued liabilities	351	340
Deferred income tax liabilities, net	—	2,660
Taxes other than income tax	114	1,935
Total current liabilities	30,550	40,561
Long-term liabilities	—	32,859
Commitments and contingencies (Note 8)
Members’ equity (42,931,242 and 42,930,549 common units outstanding as of September 30, 2016 and December 31, 2015, respectively)	275,050	295,734
Accumulated other comprehensive loss	(19,092)	(8,664)
Total members’ equity	255,958	287,070
Total liabilities and members’ equity	$286,508	$360,490
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equity in earnings of NuStar Energy L.P.	$16,130	$18,194	$49,425	$62,284

General and administrative expenses:
Third parties	(454)	(825)	(1,794)	(2,697)
Related party	(250)	—	(583)	—
Total general and administrative expenses	(704)	(825)	(2,377)	(2,697)
Other income (expense), net	2,142	(3)	2,755	536
Interest expense, net	(276)	(234)	(789)	(661)
Income before income tax benefit (expense)	17,292	17,132	49,014	59,462
Income tax benefit (expense)	28	(215)	55	(213)
Net income	$17,320	$16,917	$49,069	$59,249
Comprehensive income	$17,076	$12,762	$38,641	$56,136
Basic and diluted net income per unit	$0.40	$0.39	$1.14	$1.38
Weighted-average number of basic and diluted units outstanding	42,931,242	42,913,969	42,930,951	42,913,675
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$49,069	$59,249
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(49,425)	(62,284)
Distributions of equity in earnings from NuStar Energy L.P.	49,425	62,284
Gain related to NuStar Energy L.P.’s issuance of limited partner units	(2,142)	—
Gain on sale of NuStar Energy L.P. limited partner units in connection with unit-based compensation	(613)	(536)
Unit-based compensation expense	460	169
Amortization of deferred debt costs	126	113
(Benefit) provision for deferred income tax	(63)	264
Changes in current assets and liabilities (Note 6)	(3,532)	3,130
(Increase) decrease in long-term receivable from related party	(899)	2,167
Increase (decrease) in long-term liabilities	1,183	(2,166)
Net cash provided by operating activities	43,589	62,390
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	22,431	9,661
Investment in NuStar Energy L.P.	(737)	(6,417)
Proceeds from sale of NuStar Energy L.P. units in connection with unit-based compensation	1,319	1,956
Net cash provided by investing activities	23,013	5,200
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	4,000	—
Distributions to unitholders	(70,192)	(70,179)
Other, net	(84)	15
Net cash used in financing activities	(66,276)	(70,164)
Net increase (decrease) in cash and cash equivalents	326	(2,574)
Cash and cash equivalents as of the beginning of the period	34	2,840
Cash and cash equivalents as of the end of the period	$360	$266
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy) (NYSE: NS). As of September 30, 2016, we owned approximately 15% of NuStar Energy, consisting of the following:

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain previously reported amounts in the 2015 consolidated financial statements and condensed notes have been reclassified to conform to 2016 presentation.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board (FASB) issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our statements of cash flows or disclosures.

Unit-Based Payments. In March 2016, the FASB issued amended guidance that simplifies certain aspects of accounting for unit-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The new requirements should be applied prospectively, retrospectively or using a modified retrospective transition method depending on the area affected by the amended guidance. We adopted this amended guidance effective January 1, 2016, which did not have a material impact on our financial position, results of operations or disclosures.

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

2. INVESTMENT IN NUSTAR ENERGY

During the nine months ended September 30, 2016, NuStar Energy issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit. NuStar Energy received net proceeds of $28.3 million, which includes our contribution of $0.6 million in order to maintain our 2.0% general partner interest. This issuance resulted in a gain of $2.1 million for the quarter ended September 30, 2016, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

On January 2, 2015, NuStar Energy acquired full ownership of ST Linden Terminal, LLC, which owns a refined products terminal in Linden, NJ (the Linden Acquisition). Prior to the Linden Acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	September 30, 2016	December 31, 2015
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$254,005	$333,851
Property, plant and equipment, net	3,672,889	3,683,571
Goodwill	696,637	696,637
Other non-current assets	366,887	411,466
Total assets	$4,990,418	$5,125,525
Current liabilities	$211,130	$332,213
Long-term debt	3,153,049	3,055,612
Other non-current liabilities	156,246	127,856
Total liabilities	3,520,425	3,515,681
NuStar Energy partners’ equity	1,469,993	1,609,844
Total liabilities and partners’ equity	$4,990,418	$5,125,525

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$441,418	$493,566	$1,284,925	$1,619,121
Operating income	$87,954	$100,994	$273,736	$292,680

Income from continuing operations	$51,141	$65,016	$161,059	$246,466
Income from discontinued operations, net of tax	—	—	—	774
Net income	$51,141	$65,016	$161,059	$247,240
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	September 30, 2016	December 31, 2015
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,469,993	$1,609,844
NuStar GP Holdings’ ownership interest in NuStar Energy	14.8%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	217,559	239,867
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	62,973	66,827
Investment in NuStar Energy	$280,532	$306,694

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RELATED PARTY TRANSACTIONS

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC managed the operations of NuStar Energy under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated specifically to NuStar GP Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense totaled $0.4 million for the three months ended September 30, 2015, and $0.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. The following table summarizes information pertaining to related party transactions reimbursed by NuStar Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$—	$49,864	$32,053	$150,598
Other expenses	$—	$184	$121	$402

In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. We incurred administrative expenses related to the Amended GP Services Agreement of $0.3 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, which are reported in related party general and administrative expenses on the consolidated statements of comprehensive income.

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

Balance Sheet Items. We had a payable to NuStar Energy of $0.1 million as of September 30, 2016, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a receivable from NuStar

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Energy of $14.8 million, mainly comprised of payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer, and none as of September 30, 2016. We also had a long-term receivable from NuStar Energy as of December 31, 2015 of $32.1 million, representing long-term employee benefits prior to the Employee Transfer, and none as of September 30, 2016.

4. DISTRIBUTIONS FROM NUSTAR ENERGY

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,976	$1,961	$5,898	$5,883
General partner incentive distribution	10,890	10,805	32,500	32,415
Total general partner distribution	12,866	12,766	38,398	38,298
Limited partner distribution	11,185	11,318	33,514	33,846
Total distributions to NuStar GP Holdings	24,051	24,084	71,912	72,144
Public unitholders’ distributions	74,758	73,967	222,999	222,009
Total cash distributions	$98,809	$98,051	$294,911	$294,153
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to NuStar Energy’s quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2016 (a)	$1.095	$98,809	November 8, 2016	November 14, 2016
June 30, 2016	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on October 28, 2016.

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

As of December 31, 2015, NuStar Energy restricted and performance unit liabilities of $3.8 million were measured at fair value on a recurring basis and categorized as a Level 1 in the fair value hierarchy. As a result of the Employee Transfer, our consolidated balance sheet as of September 30, 2016 no longer reflects these liabilities, which were reported in “Accrued compensation expense” on our consolidated balance sheet as of December 31, 2015. Please refer to Note 3 and Note 11 for a discussion of the employee-related obligations transferred.

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$(1,227)	$(501)
Income tax receivable	909	—
Other receivables	(32)	91
Other current assets	(21)	147
Increase (decrease) in current liabilities:
Accounts payable	(221)	(216)
Accrued compensation expense	(1,339)	3,949
Accrued liabilities	11	38
Taxes other than income tax	(1,612)	(378)
Changes in current assets and current liabilities	$(3,532)	$3,130

The above changes in current assets and current liabilities differ from changes between amounts reflected in our consolidated balance sheets due to the non-cash related party transactions associated with the Employee Transfer. Please refer to Note 3 for further details.

Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Cash paid for interest	$655	$548
Cash refunded for income tax	$(900)	$(50)

7. CREDIT FACILITY
Our revolving credit facility dated June 28, 2013 currently has a borrowing capacity of up to $50.0 million, of which up to $10.0 million may be available for letters of credit. We amended this facility on June 16, 2016 to, among other things, extend its maturity to June 27, 2017. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), a wholly owned subsidiary of NuStar GP Holdings, LLC. Riverwalk has pledged a total of 2,107,918 NuStar Energy common units that it owns to secure its guarantee. Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements.

As of September 30, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of September 30, 2016, the weighted-average interest rate was 2.6%.

Our revolving credit facility requires that NuStar Energy's consolidated debt coverage ratio (as defined in our revolving credit agreement) not exceed 5.00-to-1.00. We are also required to receive cash distributions each fiscal quarter of at least $16.0 million in respect of our ownership interests in NuStar Energy. Our management believes that we are in compliance with the covenants in the revolving credit facility as of September 30, 2016.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of January 1, 2016	$287,070
Net income	49,069
Distributions to unitholders	(70,192)
Other comprehensive loss	(10,428)
Unit-based compensation expense	439
Balance as of September 30, 2016	$255,958
Accumulated Other Comprehensive Loss
The following table presents balances of and changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2016	$(13,189)	$4,525	$(8,664)
Other comprehensive loss before reclassification adjustments	(5,903)	—	(5,903)
Amounts reclassified to general and administrative expenses (a)	—	(324)	(324)
Employee Transfer (b)	—	(4,201)	(4,201)
Other comprehensive loss	(5,903)	(4,525)	(10,428)
Balance as of September 30, 2016	$(19,092)	$—	$(19,092)

(a)	These amounts are components of net periodic pension cost (income), and prior to the Employee Transfer on March 1, 2016, NuStar Energy reimbursed us for these employee costs.

(b)
Represents the balance of accumulated other comprehensive loss related to the unrecognized components of net periodic benefit cost (income), net of income tax expense of $2.4 million, that was transferred to NuStar Services Co in connection with the Employee Transfer as described in Notes 3 and 11.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,398	$23,388	$70,193	$70,164

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2016 (a)	$0.545	$23,398	November 8, 2016	November 16, 2016
June 30, 2016	$0.545	$23,398	August 9, 2016	August 16, 2016
March 31, 2016	$0.545	$23,397	May 9, 2016	May 17, 2016
December 31, 2015	$0.545	$23,397	February 8, 2016	February 16, 2016

(a)	The distribution was announced on October 28, 2016.

10. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. Basic and diluted net income per unit are the same for the three and nine months ended September 30, 2016 and 2015 because we have no potentially dilutive securities outstanding.

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

Employee Benefit Plans
On March 1, 2016 and in conjunction with the Employee Transfer, we transferred to NuStar Services Co $32.7 million in benefit obligations associated with the Pension Plans and other postretirement benefit plans. As a result of the Employee Transfer, our consolidated balance sheet as of September 30, 2016 no longer reflects these liabilities, which were primarily reported in “Long-term liabilities” on our consolidated balance sheet as of December 31, 2015. Additionally, we transferred an accumulated other comprehensive income balance related to the unrecognized components of net periodic benefit cost (income) of $4.2 million.

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of September 30, 2016, our aggregate ownership interests of approximately 15% in NuStar Energy consisted of the following:

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,
	2016	2015	Change
Equity in earnings of NuStar Energy	$16,130	$18,194	$(2,064)

General and administrative expenses	(704)	(825)	121
Other income (expense), net	2,142	(3)	2,145
Interest expense, net	(276)	(234)	(42)
Income before income tax benefit (expense)	17,292	17,132	160
Income tax benefit (expense)	28	(215)	243
Net income	$17,320	$16,917	$403
Basic and diluted net income per unit	$0.40	$0.39	$0.01

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended September 30,
	2016	2015	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$441,418	$493,566	$(52,148)
Cost of product sales	155,129	193,958	(38,829)
Operating expenses	117,432	122,634	(5,202)
Depreciation and amortization expense	51,853	50,272	1,581
Segment operating income	117,004	126,702	(9,698)
General and administrative expenses	26,957	23,679	3,278
Other depreciation and amortization expense	2,093	2,029	64
Operating income	$87,954	$100,994	$(13,040)

Net income	$51,141	$65,016	$(13,875)

Net income per unit applicable to limited partners	$0.49	$0.68	$(0.19)

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $13.9 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to a reduction in operating income for its pipeline segment and an increase in its general and administrative expenses.
Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2016	2015	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$805	$1,084	$(279)
General partner incentive distribution rights (IDRs)	10,890	10,805	85
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,695	11,889	(194)
Limited partner interest in earnings of NuStar Energy	5,156	7,026	(1,870)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$16,130	$18,194	$(2,064)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased $2.1 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to a decrease in NuStar Energy’s net income. However, our equity in earnings of NuStar Energy related to our IDRs increased slightly since our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions. NuStar Energy’s total cash distributions increased as a result of its issuance of units in the third quarter of 2016.

Other Income (Expense), Net
Other income, net increased for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to NuStar Energy’s issuance of 595,050 common units in the third quarter of 2016. This issuance resulted in a gain of $2.1 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,
	2016	2015	Change
Equity in earnings of NuStar Energy	$49,425	$62,284	$(12,859)

General and administrative expenses	(2,377)	(2,697)	320
Other income, net	2,755	536	2,219
Interest expense, net	(789)	(661)	(128)
Income before income tax benefit (expense)	49,014	59,462	(10,448)
Income tax benefit (expense)	55	(213)	268
Net income	$49,069	$59,249	$(10,180)
Basic and diluted net income per unit	$1.14	$1.38	$(0.24)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Nine Months Ended September 30,
	2016	2015	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,284,925	$1,619,121	$(334,196)
Cost of product sales	441,736	738,074	(296,338)
Operating expenses	335,315	355,419	(20,104)
Depreciation and amortization expense	154,357	151,120	3,237
Segment operating income	353,517	374,508	(20,991)
General and administrative expenses	73,399	75,425	(2,026)
Other depreciation and amortization expense	6,382	6,403	(21)
Operating income	$273,736	$292,680	$(18,944)

Income from continuing operations	$161,059	$246,466	$(85,407)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$161,059	$247,240	$(86,181)

Net income per unit applicable to limited partners	$1.58	$2.69	$(1.11)

Cash distributions per unit applicable to limited partners	$3.285	$3.285	$—

NuStar Energy’s net income decreased $86.2 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to a $56.3 million gain in 2015 associated with the Linden Acquisition and a decrease of $21.0 million in its segment operating income, resulting mainly from reductions in operating income for its pipeline and fuels marketing segments.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2016	2015	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,571	$4,297	$(1,726)
General partner incentive distribution rights (IDRs)	32,500	32,415	85
General partner’s interest in earnings and incentive distributions of NuStar Energy	35,071	36,712	(1,641)
Limited partner interest in earnings of NuStar Energy	16,517	27,735	(11,218)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—
Equity in earnings of NuStar Energy	$49,425	$62,284	$(12,859)

Our equity in earnings related to our general and limited partner interests in NuStar Energy decreased $12.9 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to a decrease in NuStar Energy’s net income. However, our equity in earnings of NuStar Energy related to our IDRs increased slightly since our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions. NuStar Energy’s total cash distributions increased as a result of its issuance of units in the third quarter of 2016.

Other Income, Net
Other income, net increased for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to NuStar Energy’s issuance of 595,050 common units in the third quarter of 2016. This issuance resulted in a gain of $2.1 million representing the increase in the value of our proportionate share of NuStar Energy’s capital.

TRENDS AND OUTLOOK

We expect our equity in earnings of NuStar Energy to increase or decrease consistent with NuStar Energy’s earnings.

NuStar Energy believes that the fact that it provides both storage and pipeline services, for crude and refined products, to customers in sectors across the energy industry, throughout the country and around the world, offers some insulation from the impact of market fluctuations on its results of operations. Since high crude oil prices have tended to benefit NuStar Energy’s producer customers, high prices have also correlated with increased demand for its crude oil pipeline services. On the other hand, depressed crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for NuStar Energy’s storage services.

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

NuStar Energy’s Pipeline Segment
NuStar Energy expects earnings for its pipeline segment to benefit from higher forecasted volumes on its refined product pipelines. However, NuStar Energy expects these increases to be more than offset by reduced throughput volumes on its Eagle Ford crude pipelines due to lower shale production in the South Texas region. Due to this reduction in volumes, NuStar Energy expects fourth quarter and full-year 2016 results to be lower than the comparable periods of 2015.

NuStar Energy’s Storage Segment
NuStar Energy expects earnings at many of its terminals to benefit from favorable storage contract renewals and higher forecasted throughput volumes, but it expects these increases to be more than offset by higher maintenance expenses and lower throughputs at its Corpus Christi North Beach terminal. NuStar Energy expects lower earnings in the fourth quarter 2016, as compared to the same period in 2015, and comparable or higher earnings for the full-year 2016, as compared to 2015.

NuStar Energy’s Fuels Marketing Segment
Although NuStar Energy expects full-year 2016 results to be lower than 2015 for its fuels marketing segment, fourth quarter 2016 results are expected to be slightly higher than the fourth quarter 2015 due to its bunker fuel operations. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

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

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the incentive distribution rights that we own. Due to our ownership of NuStar Energy’s incentive distribution rights, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy in the event that NuStar Energy issues additional units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and, if necessary, borrowings under our revolving credit facility.
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285
Total cash distributions by NuStar Energy to all partners	$98,809	$98,051	$294,911	$294,153
Cash distributions we received from NuStar Energy:
General partner interest	$1,976	$1,961	$5,898	$5,883
General partner incentive distribution	10,890	10,805	32,500	32,415
Limited partner interest – common units	11,185	11,318	33,514	33,846
Total cash distributions to us	$24,051	$24,084	$71,912	$72,144
Distributions to us as a percentage of total cash distributions	24.3%	24.6%	24.4%	24.5%
Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015
Cash distributions received from NuStar Energy were $71.9 million for each of the nine months ended September 30, 2016 and 2015, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $70.2 million for each of the nine months ended September 30, 2016 and 2015.

Credit Facility
As of September 30, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of September 30, 2016, the weighted-average interest rate was 2.6%. Our management believes that we are in compliance with the covenants of our revolving credit facility as of September 30, 2016. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

Investment in NuStar Energy
During the nine months ended September 30, 2016, NuStar Energy issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit. NuStar Energy received net proceeds of $28.3 million, which includes our contribution of $0.6 million in order to maintain our 2.0% general partner interest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,398	$23,388	$70,193	$70,164
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

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-Q for the quarter ended September 30, 2016.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

4.01
Third Amendment to First Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 29, 2016 and effective as of March 21, 2007 (incorporated by reference to Exhibit 3.01 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16417))

10.01
Maturity Extension Letter (Amendment No. 3) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2016 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16417))

10.02
Form of NuStar Energy L.P. Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed August 4, 2016 (File No. 001-16417))

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
November 7, 2016

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 7, 2016

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 7, 2016