Form 10-K
period 2016-12-31
NuStar GP Holdings, LLC
filed 2017-02-23
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [    ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [     ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of units held by non-affiliates was approximately $866 million based on the last sales price quoted as of June 30, 2016, the last business day of the registrant’s most recently completed second quarter.
The number of units outstanding as of January 31, 2017 was 42,951,749.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the proxy statement for the registrant’s 2017 annual meeting of unitholders, expected to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into PART III herein.

PART I
Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions and resources. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. As of December 31, 2016, we have an approximate 15% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

We strive to increase unitholder value by actively supporting NuStar Energy in executing its business strategy, which includes continued growth through expansion projects and strategic acquisitions. We may facilitate NuStar Energy’s growth through the use of our capital resources, which could involve capital contributions, loans or other forms of financial support.

NuStar Energy’s partnership agreement requires that it distribute all available cash to its common limited partners and general partner each quarter, defined in its partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by NuStar Energy’s board of directors. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. However, unlike NuStar Energy, we do not have a general partner or incentive distribution rights. Therefore, all of our distributions are made on our units, which are our only class of securities outstanding.

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

RECENT DEVELOPMENTS

NuStar Energy’s Martin Terminal Acquisition. On December 21, 2016, NuStar Energy acquired crude oil and refined product storage assets in Corpus Christi, TX for $95.7 million, including $2.1 million of capital expenditure reimbursements, from Martin Operating Partnership L.P. The assets acquired include 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the Port of Corpus Christi’s new crude oil dock.

Employee Transfer. On March 1, 2016, NuStar GP, LLC, our wholly owned subsidiary, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of this transfer and our related party agreements, and Notes 14 and 15 for a discussion of the employee benefit plans and long-term incentive plan obligations transferred.

ORGANIZATIONAL STRUCTURE

The following chart depicts a summary of our organizational structure and relationship with NuStar Energy as of December 31, 2016:

EMPLOYEES

NuStar Energy’s wholly owned subsidiary, NuStar Services Co, provides administrative services to NuStar Energy. Employees of NuStar Services Co also provide services to us pursuant to the Amended GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). Our officers, who are also officers of NuStar GP, LLC, are dual employees of NuStar GP, LLC and NuStar Services Co. We believe that NuStar Services Co and NuStar GP, LLC each has satisfactory relationships with its employees.

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
Our operating cash flows currently are completely dependent upon NuStar Energy making cash distributions at current levels to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which fluctuates from quarter to quarter based on, among other things:

•	throughput volumes transported in its pipelines;

•	storage contract renewals or throughput volumes in its terminals and storage facilities;

•	tariff rates and fees it charges and the revenue it realizes for its services;

•	demand for and supply of crude oil, refined products and anhydrous ammonia;

•	the effect of worldwide energy conservation measures;

•	its operating costs;

•	its costs to comply with environmental, health, safety and security laws and regulations;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	prevailing economic conditions; and

•	the results of its marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks.

In addition, the amount of cash that NuStar Energy will have available for distribution depends on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	the sources of cash used to fund its acquisitions;

•	its capital expenditures;

•	fluctuations in its working capital needs;

•	its issuances of debt and equity securities and ability to access the capital markets; and

•	adjustments in cash reserves made by NuStar Energy’s general partner, in its discretion.

It is possible that one or more of the factors listed above may serve to reduce NuStar Energy’s available cash to such an extent that it could be rendered unable to pay distributions at the current level or at all in a given quarter. Furthermore, cash distributions to NuStar Energy unitholders depend primarily upon cash flows, and not solely on profitability, which is affected by non-cash items, and NuStar Energy may make cash distributions during periods in which it records net losses and may not make cash distributions during periods in which it records net income.

In the future, we may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.
Because our only source of operating cash flows consists of cash distributions from NuStar Energy, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions NuStar Energy makes to its unitholders, including us. We cannot assure you that NuStar Energy will continue to make quarterly distributions at its current level of $1.095 per common unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if NuStar Energy increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by NuStar Energy to us. Our ability to distribute cash received from NuStar Energy to our unitholders is limited by a number of factors, including:

•	interest expense and principal payments on any indebtedness we may incur;

•	restrictions on distributions contained in any future debt agreements;

•	our general and administrative expenses, including expenses we incur as a public company;

•	expenses of our subsidiaries, including tax liabilities of our corporate subsidiaries;

•
reserves necessary for us to make the necessary capital contributions to maintain our general partner interest in NuStar Energy, as required by the partnership agreement of NuStar Energy upon the issuance of certain additional partnership securities by NuStar Energy; and

•	reserves our board of directors believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.545 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per common unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.545 per unit.

NuStar Energy’s common unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives common unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2016, we owned 10,214,626 common units representing limited partner interests in NuStar Energy, and the public unitholders owned the remaining 68,401,602 outstanding common units representing limited partner interests. If Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the general partner interest and incentive distribution rights had we retained them.

NuStar Energy’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate the growth strategy of NuStar Energy. Our board of directors can give this consent without a vote of our unitholders.
We indirectly own NuStar Energy’s general partner, which owns the incentive distribution rights in NuStar Energy that entitle us to receive increasing percentages, up to a maximum of 23%, of any cash distributed by NuStar Energy to common unitholders as it exceeds a distribution of $0.60 per NuStar Energy common unit in any quarter. A substantial portion of the cash flows we receive from NuStar Energy are provided by these incentive distributions. Our limited liability company agreement provides that our board of directors may consent to the elimination, reduction or modification of the incentive distribution rights without our unitholders’ approval if our board determines that the elimination, reduction or modification will not adversely affect our unitholders in any material respect.

Restrictions in our credit facility limit our ability to make distributions to our unitholders. Our credit facility matures in June 2017.
Our credit facility contains covenants limiting our ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to our unitholders. The credit facility also contains covenants requiring NuStar Energy to maintain certain financial ratios. Our and NuStar Energy’s ability to comply with any restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we or NuStar Energy are unable to comply with these restrictions and covenants, any indebtedness under our credit facility may become immediately due and payable, and our lenders’ commitment to make loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

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

Our revolving credit facility matures in June 2017. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it on substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our general partner interest.

Our ability to sell our ownership interests in NuStar Energy may be limited by securities laws restrictions and liquidity constraints.
All of the units of NuStar Energy that we own are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these units, we are limited to selling into the market in any three-month period an amount of NuStar Energy common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. We face contractual limitations on our ability to sell our general partner interest and incentive distribution rights, and the market for such interests is illiquid.

The market price of our units may be volatile, which could cause you to lose all or part of your investment.
The market price of our units could be subject to significant fluctuations due to a variety of factors outside of our control, and the equity markets in general are subject to volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our units. In addition, potential investors may be deterred from investing in our units for various reasons, including the very limited number of publicly traded entities whose assets consist almost exclusively of partnership interests in a publicly traded partnership. The lack of liquidity may also contribute to significant fluctuations in the market price of our units and limit the number of investors who are able to buy our units.

The market price of our units could be adversely affected by sales of substantial amounts of our units into public markets, including sales by our existing unitholders.
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2016, Mr. Greehey beneficially owned 20.95% of our outstanding units.

Distributions on our incentive distribution rights in NuStar Energy are more uncertain than distributions on the common units we hold.
Our indirect ownership of the incentive distribution rights in NuStar Energy entitles us to receive our pro rata share of specified percentages of cash distributions on common units made by NuStar Energy with respect to any particular quarter only in the event that NuStar Energy distributes more than $0.60 per common unit for such quarter. As a result, the holders of NuStar Energy’s common units have a priority over the holders of NuStar Energy’s incentive distribution rights to the extent of cash distributions by NuStar Energy up to and including $0.60 per common unit for any quarter.

Our incentive distribution rights entitle us to receive increasing percentages, up to 23%, of all cash distributed by NuStar Energy on its common units. Because the incentive distribution rights currently participate at the maximum 23% target cash distribution level in all distributions made by NuStar Energy at or above the current distribution level with respect to its common units, future growth in distributions we receive from NuStar Energy will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Furthermore, a decrease in the amount of distributions by NuStar Energy to less than $0.66 per common unit per quarter would reduce our percentage of the incremental cash distributions above $0.60 per common unit per quarter from 23% to 8%. As a result, any such reduction in quarterly cash distributions from NuStar Energy on its common units would have the effect of disproportionately reducing the amount of all distributions that we receive from NuStar Energy based on our ownership interest in the incentive distribution rights in NuStar Energy as compared to cash distributions we receive from NuStar Energy on our general partner interest in NuStar Energy and our NuStar Energy common units.

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

Consistent with the terms of its partnership agreement, NuStar Energy distributes to its common unitholders and its general partner its available cash each quarter. In determining the amount of cash available for distribution, NuStar Energy sets aside cash reserves, which it uses to fund its growth capital expenditures. Additionally, it historically has relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund its acquisition capital expenditures. Accordingly, to the extent NuStar Energy does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. In addition, to the extent NuStar Energy issues additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that NuStar Energy will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance its growth strategy would result in increased interest expense to NuStar Energy, which in turn may impact the available cash that we have to distribute to our unitholders.

If in the future we cease to manage NuStar Energy, we may be deemed to be an investment company under the Investment Company Act of 1940, which would cause us either to have to register as an investment company, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights.
If we cease to manage NuStar Energy as a consequence of Riverwalk Logistics, L.P.’s removal or withdrawal as NuStar Energy’s general partner or otherwise, and are deemed to be an investment company under the Investment Company Act of 1940 because of our ownership of NuStar Energy partnership interests, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the sale and purchase of certain securities or other property to or from our affiliates and restrict our ability to borrow funds or engage in other transactions involving leverage.

An increase in interest rates may cause the market price of our units to decline.
As interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments, such as limited liability company membership interests. Reduced demand for our units resulting from investors seeking other more favorable investment opportunities may cause the market price of our units to decline.

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
NuStar Energy may issue additional NuStar Energy units, including units that rank senior to the NuStar Energy common units, preferred units and incentive distribution rights as to quarterly cash distributions, on the terms and conditions established by its general partner. Additionally, we are required to make additional capital contributions to NuStar Energy upon certain issuances by NuStar Energy of additional units in order to maintain our general partner interest in NuStar Energy. Furthermore, to the extent NuStar Energy issues units that are senior to the NuStar Energy common units and the incentive distribution rights, such as the preferred units, their issuance will render more uncertain the payment of distributions on the common units and the incentive distribution rights. Neither the common units nor the incentive distribution rights are entitled to any arrearages from prior quarters; however, the NuStar Energy preferred units are cumulative and must be paid in full before distributions on the NuStar Energy common units and incentive distribution rights can be paid. The payment of distributions on any additional NuStar Energy units may increase the risk that NuStar Energy will be unable to maintain or increase its per unit cash distribution level and the requirement that we make capital contributions to NuStar Energy to maintain our general partner interest may impact the available cash that we have to distribute to our unitholders.

Anti-takeover provisions in our limited liability company agreement may make an acquisition of us complicated and the removal and replacement of our directors and executive officers difficult.
Our limited liability company agreement contains the following provisions that may delay or prevent a change in control. These provisions may also make it difficult for unitholders to remove and replace our board of directors and executive officers.

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

RISKS RELATED TO NUSTAR ENERGY’S BUSINESS

Continued low crude oil prices could have an adverse impact on NuStar Energy’s results of operations, cash flows and ability to make distributions to its unitholders, including us.
Since late 2015, the price of crude oil has been depressed, which has caused most crude oil producers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. On the other hand, refiners have benefitted from lower crude prices, to the extent that lower feedstock price has been coupled with higher demand for certain refined products in some regional markets. While only a relatively small proportion of NuStar Energy’s total business is directly affected by the price of crude, a further protracted period of low crude oil prices and overall economic downturn could have a negative impact on its results of operations.

An extended period of reduced demand for or supply of crude oil and refined products could affect NuStar Energy’s results of operations and ability to make distributions to its unitholders, including us.
Although NuStar Energy enters into throughput and deficiency agreements to protect against near-term fluctuations, its business is ultimately dependent upon the long-term demand for and supply of the crude oil and refined products it transports in its pipelines and stores in its terminals. Any sustained decrease in demand for refined products in the markets NuStar Energy’s pipelines and terminals serve that extends beyond the expiration of its existing throughput and deficiency agreements could result in a significant reduction in throughputs in its pipelines and storage in its terminals, which would reduce its cash flows and ability to make distributions at current levels to its unitholders, including us. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

•	the increased use of alternative fuel sources;

•
an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond NuStar Energy’s control, and increases in the price of crude oil may result in a lower demand for refined products that NuStar Energy transports, stores and markets, including fuel oil; and

•	a decrease in corn acres planted for ethanol, which may reduce demand for anhydrous ammonia.

Similarly, any sustained decrease in the supply of crude oil and refined products in markets NuStar Energy serves could result in a significant reduction in throughputs in its pipelines and storage in its terminals, which would reduce its cash flows and its ability to make distributions at current levels to its unitholders, including us. Factors that could lead to a decrease in supply to its pipelines and terminals include:

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
NuStar Energy’s ability to maintain and grow its distributions to unitholders, including us, depends on the growth of NuStar Energy’s existing businesses and strategic acquisitions. Decisions regarding new growth projects rely on numerous estimates, including, among other factors, predictions of future demand for NuStar Energy’s services, future supply shifts, crude oil production estimates, commodity price environments, economic conditions and potential changes in the financial condition of NuStar Energy’s customers. NuStar Energy’s predictions of such factors could cause it to forego certain investments and to lose opportunities to competitors who make investments based on different predictions. If NuStar Energy is unable to acquire new assets, due either to high prices or a lack of attractive synergistic targets, its future growth will be limited. In addition, NuStar Energy’s future growth will be limited if it is unable to develop additional expansion projects, implement business development opportunities and finance such activities on economically acceptable terms, which could adversely impact its results of operations and cash flows and, accordingly, result in reduced distributions to unitholders, including us, over time.

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
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to NuStar Energy’s existing facilities) could adversely affect NuStar Energy’s ability to achieve forecasted operating results. Although NuStar Energy evaluates and monitors each capital spending project and tries to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond its control, including:

•	non-performance or delay by, or disputes with, counterparties, vendors, suppliers, contractors or subcontractors involved with a project;

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	protests and other activist interference with planned or in-process projects;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•
severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting NuStar Energy’s facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages; or

•	market-related increases in a project’s debt or equity financing costs.

NuStar Energy will incur financing costs during the planning and construction phases of its projects; however, the operating cash flows it expects these projects to generate will not materialize until sometime after the projects are completed, if at all. Additionally, NuStar Energy’s forecasted operating results from capital spending projects are based upon its projections of future market fundamentals that are not within its control, including changes in general economic conditions, the supply and demand of crude oil and refined products, availability to its customers of attractively priced alternative solutions for storage, transportation or supplies of crude oil and refined products and overall customer demand.

If NuStar Energy is unable to retain current customers, renew existing contracts and maintain utilization of its pipeline and storage assets or is unable to attract new customers and enter into new contracts, in either case at current or more favorable rates, NuStar Energy’s revenue and cash flows could be reduced to levels that could adversely affect its ability to make quarterly distributions to its unitholders, including us.
NuStar Energy’s revenue and cash flows are generated primarily from its customers’ payments of fees under throughput contracts and storage agreements. Failure by NuStar Energy to renew or enter into new contracts or its storage customers’ material reduction of their utilization under existing contracts could result from many factors, including:

•	continued low crude oil prices;

•	a material decrease in the supply or price of crude oil;

•	a material decrease in demand for refined products in the markets served by NuStar Energy’s pipelines and terminals;

•	competition for customers from companies with comparable assets and capabilities;

•	scheduled turnarounds or unscheduled maintenance at refineries NuStar Energy serves;

•	operational problems or catastrophic events affecting NuStar Energy’s assets or a refinery it serves;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at NuStar Energy’s assets or a refinery it serves;

•	increasingly stringent environmental, health, safety and security regulations;

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

Competing midstream service providers, including certain major energy and chemical companies, possess, or have greater financial resources to acquire, assets better suited to meet customer demand, which could undermine NuStar Energy’s ability to obtain and retain customers or reduce utilization of its leased assets, which could reduce NuStar Energy’s revenues and cash flows, thereby reducing its ability to make its quarterly distributions to unitholders, including us.
NuStar Energy’s competitors include major energy and chemical companies, some of which have greater financial resources, more pipelines or storage terminals, greater capacity pipelines or storage terminals and greater access to supply than NuStar Energy does. Certain of its competitors also may have advantages in competing for acquisitions or other new business opportunities because of their financial resources and synergies in operations. As a consequence of increased competition in the industry, some of NuStar Energy’s customers may be reluctant to renew or enter into long-term contracts or contracts that provide for minimum throughput amounts in the future. NuStar Energy’s inability to renew or replace current contracts as they expire, to enter into contracts for newly acquired, constructed or expanded assets and to respond appropriately to changing market conditions could have a negative effect on NuStar Energy’s revenue, cash flows and ability to make quarterly distributions to its unitholders, including us.

NuStar Energy’s future financial and operating flexibility may be adversely affected by its significant leverage, any future downgrades of its credit ratings, restrictions in its debt agreements and conditions in the financial markets.
As of December 31, 2016, NuStar Energy’s consolidated debt was $3.1 billion. NuStar Energy also may be required to post cash collateral under certain of its hedging arrangements, which it expects to fund with borrowings under its revolving credit agreement. In addition to any potential direct financial impact of NuStar Energy’s debt, it is possible that any material increase to NuStar Energy’s debt or other negative financial factors may be viewed negatively by credit rating agencies, which could result in ratings downgrades and increased costs for NuStar Energy to access the capital markets. Any downgrades in NuStar Energy’s credit ratings in the future could result in increases to the interest rates on borrowings under NuStar Energy’s credit facilities and its 7.65% senior notes due 2018, significantly increase NuStar Energy’s capital costs, reduce its liquidity and adversely affect its ability to raise capital in the future.

NuStar Energy’s revolving credit agreement contains restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the revolving credit agreement requires NuStar Energy to maintain, as of the end of each rolling period (consisting of any period of four consecutive fiscal quarters) a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the revolving credit agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the revolving credit agreement restrictive covenants or this coverage ratio will result in a default and could result in acceleration of its obligations under this agreement and possibly other indebtedness.

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

NuStar Energy’s debt service obligations, restrictive covenants and maturities resulting from its leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions, fund its capital needs and pay cash distributions at current levels to its unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under certain of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us. Also, if any of NuStar Energy’s lenders files for bankruptcy or experiences severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the revolving credit agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions at current levels to its unitholders, including us.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.
NuStar Energy has significant exposure to increases in interest rates. As of December 31, 2016, NuStar Energy had approximately $3.1 billion of consolidated debt, of which $1.8 billion was at fixed interest rates and $1.3 billion was at variable interest rates. In addition, prior ratings downgrades on NuStar Energy’s existing indebtedness caused interest rates under its revolving credit agreement and its senior notes due 2018 to increase effective January 2013, and future downgrades may cause interest rates on NuStar Energy’s variable interest rate debt to increase further. Additionally, at December 31, 2016, NuStar Energy had $600.0 million aggregate notional amount of interest rate swap arrangements, which increase its exposure to variable interest rates. As a result, NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates. In addition, NuStar Energy historically has funded its strategic capital expenditures and acquisitions from external sources, primarily borrowings under its revolving credit agreement or funds raised through debt or equity offerings. An increase in interest rates may negatively impact NuStar Energy’s ability to access the capital markets at economically attractive rates.

Furthermore, the market price of master limited partnership units such as NuStar Energy’s, like other yield-oriented securities, may be affected by, among other factors, implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, increases or decreases in interest rates may affect whether or not certain investors decide to invest in NuStar Energy’s units, and a rising interest rate environment could have an adverse impact on its unit price and ability to issue additional equity or incur debt to expand or for other purposes or make cash distributions at intended levels.

Depending on conditions in the credit and capital markets at a given time, NuStar Energy may not be able to obtain funding on acceptable terms or at all, which may hinder or prevent it from meeting its future capital needs.
The domestic and global financial markets and economic conditions are from time to time disrupted and volatile due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. In addition, there are fewer investors and lenders willing to invest in the debt and equity capital markets in issuances by master limited partnerships, such as NuStar Energy, than there are for more traditionally structured corporations. As a result, NuStar Energy’s cost of raising capital in the debt and equity capital markets could increase substantially or the availability of funds from these markets could diminish. The cost of obtaining funds from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers.

In addition, lending counterparties under NuStar Energy’s existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, NuStar Energy cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, NuStar Energy may be unable to execute its growth strategy, complete future acquisitions or construction projects or take advantage of other business opportunities, any of which could have a material adverse effect on its revenues and results of operations.

NuStar Energy’s operations are subject to operational hazards and interruptions, and NuStar Energy cannot insure against and/or predict all potential losses and liabilities that might result therefrom.
NuStar Energy’s operations and those of its customers and suppliers are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond its control. These events might result in a loss of life or equipment, injury or extensive property damage, as well as an interruption in NuStar Energy’s operations or those of its customers or suppliers. In the event any of NuStar Energy’s facilities, or those of its customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on NuStar Energy’s earnings, its other results of operations and its financial condition as a whole.

As a result of market conditions, premiums and deductibles for certain of NuStar Energy’s insurance policies have increased substantially and could escalate further; therefore, NuStar Energy may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. Certain insurance coverage could become subject to broad exclusions, become unavailable altogether or become available only for reduced amounts of coverage and at higher rates. For example, NuStar Energy’s insurance carriers require broad exclusions for losses due to terrorist acts. If NuStar Energy were to incur a significant liability for which it is not fully insured, such a liability could have a material adverse effect on NuStar Energy’s financial position and its ability to make distributions at current levels to its unitholders, including us, and to meet its debt service requirements.

NuStar Energy could be subject to damages or lose customers due to failure to maintain certain quality specifications or other claims related to the operation of its assets and the services it provides to its customers.
Certain of the products NuStar Energy stores and transports are produced to precise customer specifications. If NuStar Energy fails to maintain the quality and purity of the products it receives and/or a product fails to perform in a manner consistent with the quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. NuStar Energy also could face other claims by its customers if its assets do not operate as expected by its customers or its services otherwise do not meet its customers’ expectations. A successful claim or series of claims against NuStar Energy could result in unforeseen expenditures and a loss of one or more customers.

NuStar Energy is exposed to counterparty credit risk. Nonpayment and nonperformance by NuStar Energy’s customers, vendors or derivative counterparties could reduce its revenues, increase its expenses and otherwise have a negative impact on its ability to conduct its business, operating results, cash flows and ability to make distributions to its unitholders, including us.
Weak economic conditions and widespread financial stress could reduce the liquidity of NuStar Energy’s customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. NuStar Energy is therefore subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. In addition, nonperformance by vendors who have committed to provide NuStar Energy with critical products or services could raise its costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to any of NuStar Energy’s outstanding derivatives could expose NuStar Energy to additional interest rate or commodity price risk. Any substantial increase in the nonpayment and nonperformance by NuStar Energy’s customers, vendors or counterparties could have a material adverse effect on its results of operations, cash flows and ability to make distributions at current levels to its unitholders, including us.

Potential future acquisitions and expansions, if any, may increase substantially the level of NuStar Energy’s indebtedness and contingent liabilities or otherwise change its capital structure, and NuStar Energy may be unable to integrate acquisitions and expansions effectively into its existing operations.
From time to time, NuStar Energy evaluates and acquires assets and businesses that it believes complement or diversify its existing assets and operations. Acquisitions may require NuStar Energy to raise a substantial amount of equity or incur a substantial amount of indebtedness. If NuStar Energy consummates any future material acquisitions, its capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that NuStar Energy will consider in connection with any future acquisitions.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and with new geographic areas. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined. Successful business combinations will require NuStar Energy’s management and other personnel to devote significant amounts of time to integrating the acquired businesses with NuStar Energy’s existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If NuStar Energy does not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, NuStar Energy’s business and financial condition could be adversely affected.

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
NuStar Energy obtains the rights to construct and operate its pipelines, storage terminals and other facilities on land owned by third parties and governmental agencies. Many of these rights-of-way or other property rights are perpetual in duration while others are for a specific period of time. In addition, some of NuStar Energy’s facilities are located on leased premises. Its loss of property rights, through its inability to renew right-of-way contracts or leases or otherwise, could adversely affect its operations and cash flows available for distribution to unitholders, including us.

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

NuStar Energy may be unable to obtain or renew permits necessary for its operations, which could inhibit its ability to do business.
NuStar Energy’s facilities operate under a number of federal, state and local permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These limits and standards require a significant amount of monitoring, recordkeeping and reporting in order to demonstrate compliance with the underlying permit, license or approval. Noncompliance or incomplete documentation of NuStar Energy’s compliance status may result in the imposition of fines, penalties and injunctive relief. In addition, public protest and responsive government intervention have recently made it more difficult for some energy companies to acquire the permits required to complete planned infrastructure projects. A decision by a government agency to deny or delay issuing a new or renewed permit, license or approval, or to revoke or substantially modify an existing permit, license or approval, could have a material adverse effect on NuStar Energy’s ability to continue operations and on its financial condition, results of operations, cash flows and ability to make distributions to its unitholders, including us.

NuStar Energy may have liabilities from its assets that preexist NuStar Energy’s acquisition of those assets, but that may not be covered by indemnification rights NuStar Energy may have against the sellers of the assets.
In some cases, NuStar Energy may have indemnified the previous owners and operators of acquired assets. Some of NuStar Energy’s assets have been used for many years to transport and store crude oil and refined products, and releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect NuStar Energy’s financial position and results of operations. Conversely, if future releases or other liabilities arise from assets NuStar Energy has sold, NuStar Energy could incur costs related to those liabilities if the buyer possesses valid indemnification rights against it with respect to those assets.

Climate change legislation and other regulatory initiatives may decrease demand for the products NuStar Energy stores, transports and sells and increase NuStar Energy’s operating costs.
In response to scientific studies asserting that emissions of certain “greenhouse gases” such as carbon dioxide and methane may be contributing to warming of the Earth’s atmosphere, the U.S. Congress, European Union and other political bodies have considered legislation or regulation to reduce emissions of greenhouse gases. Passage of climate change legislation or other regulatory initiatives in areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of NuStar Energy’s operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions or administer and manage a greenhouse gas emissions program. Even though NuStar Energy attempts to mitigate such lost revenues or increased costs through the contracts it signs with its customers, NuStar Energy may be unable to recover those revenues or mitigate the increased costs, and any such recovery may depend on events beyond its control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (STB) or other regulators and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate control or other initiatives could have adverse effects on NuStar Energy’s business, financial position, results of operations and prospects.

NuStar Energy operates a global business that exposes it to additional risks.
NuStar Energy operates a global business and a significant portion of its revenues come from its business outside of the United States. Its operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other foreign laws prohibiting corrupt payments, as well as import and export regulations. Additionally, the decision by the United Kingdom to exit the European Union could adversely affect NuStar Energy’s operations in the United Kingdom and in Europe; however, the nature and magnitude of any such effects are not yet apparent. NuStar Energy also has assets in certain emerging markets, and the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels, in a country or region where NuStar Energy does business as well as difficulties in staffing and managing foreign operations may adversely affect its operations or financial results.

NuStar Energy’s operations are subject to federal, state and local laws and regulations, in the U.S. and in the other countries in which it operates, relating to environmental, health, safety and security that could require NuStar Energy to make substantial expenditures.
NuStar Energy’s operations are subject to increasingly stringent federal, state and local environmental, health, safety and security laws and regulations. Transporting, storing and distributing hazardous materials, including petroleum products, entails the risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies including for damages to natural resources, personal injury or property damages to private parties and significant business interruption. Further, certain of NuStar Energy’s pipeline facilities may be subject to the pipeline integrity and safety regulations of various federal and state regulatory agencies. In recent years, increased regulatory focus on pipeline integrity and safety has resulted in various proposed or adopted regulations. The implementation of these regulations, and the adoption of future regulations, could require NuStar Energy to make additional capital expenditures, including to install new or modified safety measures, or to conduct new or more extensive maintenance programs.

Current and future legislative action and regulatory initiatives could also result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods NuStar Energy transports and decreased demand for products it handles that cannot be assessed with certainty at this time. NuStar Energy may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect its business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees it receives for its services.

NuStar Energy owns or leases a number of properties that were used to transport, store or distribute products for many years before NuStar Energy acquired them; therefore, such properties were operated by third parties whose handling, disposal or release of products and wastes was not under NuStar Energy’s control. Environmental laws and regulations could impose obligations to conduct assessment or remediation efforts at NuStar Energy’s facilities, third-party sites where it takes wastes for disposal, or where wastes have migrated. Environmental laws and regulations also may impose joint and several liability on NuStar Energy for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault.

If NuStar Energy were to incur a significant liability pursuant to environmental, health, safety or security laws or regulations, such a liability could have a material adverse effect on its financial position and its ability to make distributions at current levels to its unitholders, including us, and its ability to meet its debt service requirements.

NuStar Energy’s interstate common carrier pipelines are subject to regulation by the FERC.
The FERC regulates the tariff rates and terms and conditions of service for interstate oil movements on NuStar Energy’s common carrier pipelines. FERC regulations require that these rates must be just and reasonable and that the pipeline not engage in undue discrimination or undue preference with respect to any shipper. Under the Interstate Commerce Act, the FERC or shippers may challenge NuStar Energy’s pipeline tariff filings, including rates and terms and conditions of service. Further, other than for rates set under market-based rate authority, if a new rate is challenged by protest and investigated by the FERC, the FERC may suspend collection of such new rate for up to seven months. If such new rate is found to be unjust and unreasonable, the FERC may order refunds of amounts collected in excess of amounts generated by the just and reasonable rate determined by the FERC. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. In addition, shippers may challenge by complaint tariff rates and terms and conditions of service even after the rates and terms and conditions of service are in effect. If the FERC, in response to such a complaint or on its own initiative, initiates an investigation of rates that are already in effect, the FERC may order a carrier to change its rates prospectively. If existing rates are challenged and are determined by the FERC to be in excess of a just and reasonable level, a shipper may obtain reparations for damages sustained during the two years prior to the date the shipper filed a complaint.

NuStar Energy uses various FERC-authorized rate change methodologies for its interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy adjusts its rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. For the five-year period beginning July 1, 2011, the index was measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. For the five-year period beginning July 1, 2016, the current index is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 1.23%. FERC’s determination of the index for the period beginning July 1, 2016 is on appeal at the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), and the index for the five-year period beginning July 1, 2016 is therefore subject to change. Further, some of NuStar Energy’s newer projects that involved an open season include negotiated indexation rate caps.

In October 2016, the FERC initiated an Advance Notice of Proposed Rulemaking (ANOPR) to determine whether to require oil pipeline companies to file cost and revenue data for each of the company’s systems, with the definition of such systems also part of the ANOPR. Among other things, the ANOPR also proposed that index rate adjustments be capped or prohibited under certain circumstances and that ceiling rates be capped under certain circumstances.

These methodologies and the rulings of the D.C. Circuit could result in changes in NuStar Energy’s revenue that do not fully reflect changes in costs it incurs to operate and maintain its pipelines. For example, NuStar Energy’s costs could increase more quickly or by a greater amount than the negotiated or, if adopted, FERC-mandated indexation rate cap.

The reporting of system-based cost and revenue data, if adopted, could lead to an increase in rate litigation at the FERC. Generally, shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s change in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy is required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions at current levels to its unitholders, including us, and to meet its debt service requirements. Additionally, competition constrains

NuStar Energy’s rates in various markets. As a result, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.

Changes to FERC rate-making principles could have an adverse impact on NuStar Energy’s ability to recover the full cost of operating its pipeline facilities and its ability to make distributions at current levels to its unitholders, including us.
In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in their costs of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the D.C. Circuit, and, on May 29, 2007, the D.C. Circuit issued an opinion upholding the FERC’s tax allowance policy.

In two proceedings involving SFPP, L.P., a refined products pipeline system, shippers again challenged the FERC’s income tax allowance policy, alleging that it is unlawful for a pipeline organized as a tax-pass-through entity to be afforded an income tax allowance and that the income tax allowance is unnecessary because an allowance for income taxes for such pipelines is recovered indirectly through the rate of return on equity. The FERC rejected these shipper arguments in multiple orders. Petitions for review of the FERC’s rulings on the income tax allowance were filed with the D.C. Circuit.

On July 1, 2016, the D.C. Circuit issued an opinion granting the shippers’ petition for review of the FERC’s rulings on the income tax allowance, finding that the FERC had failed to demonstrate that there was no double recovery of taxes for partnerships that receive an income tax allowance in addition to the return they receive through the rate of return on equity. On this basis, the D.C. Circuit has remanded the issue back to the FERC and the FERC has established an industrywide Notice of Inquiry regarding this issue. Because the extent to which an interstate oil pipeline organized as a partnership is entitled to an income tax allowance is subject to a case-by-case review at the FERC and is a matter that remains under litigation and FERC review, the level of income tax allowance to which NuStar Energy would ultimately be entitled in a cost-of-service rate review is not certain. How the FERC’s income tax allowance policy is applied in practice to pipelines owned by publicly traded partnerships could impose limits on NuStar Energy’s ability to include a full income tax allowance in its cost of service.

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
Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2016, NuStar Energy’s power costs equaled approximately $43.1 million, or 9.6% of NuStar Energy’s operating expenses for the year. NuStar Energy uses mainly electric power at its pipeline pump stations and terminals, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices, and increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

Terrorist attacks (and cyberattacks) and the threat of future attacks worldwide, as well as continued hostilities in the Middle East or other sustained military campaigns, may adversely impact NuStar Energy’s results of operations.
Increased security measures taken by NuStar Energy as a precaution against possible terrorist and cyberattacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect NuStar Energy’s operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, instability in the financial markets that could restrict NuStar Energy’s ability to raise capital and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an attack.

The United States Department of Homeland Security has identified pipelines and other energy infrastructure assets as ones that might be specific targets of terrorist organizations or breaches of cybersecurity. These potential targets might include NuStar Energy’s pipeline systems, storage facilities or operating systems and may affect its ability to operate or control its pipeline and storage assets. NuStar Energy’s systems and networks, as well as those of its customers, suppliers, vendors and counterparties, may become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential and proprietary information as well as disrupt its operations, damage its facilities or those of third parties or harm its reputation. Any failure or disruption of NuStar Energy’s systems could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and/or inaccurate information reported from its operations. These developments may subject NuStar Energy’s operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on its business, results of operations and financial condition.

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
While intended to reduce the effects of volatile commodity prices, hedging transactions, depending on the hedging instrument used, may limit NuStar Energy’s potential gains if petroleum product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose NuStar Energy to the risk of financial loss in certain circumstances, including instances in which:

•	the counterparties to NuStar Energy’s hedging contracts fail to perform under the contracts; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex and, even when NuStar Energy engages in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, NuStar Energy’s financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. It is not possible for NuStar Energy to engage in a hedging transaction that completely mitigates its exposure to commodity prices, and NuStar Energy’s financial statements may reflect a gain or loss arising from an exposure to commodity prices for which NuStar Energy is unable to enter into an effective hedge.

NuStar Energy’s purchase and sale of crude oil and petroleum products may expose NuStar Energy to trading losses and hedging losses, and non-compliance with NuStar Energy’s related risk management policies could result in significant financial losses.
Although NuStar Energy’s marketing and trading of crude oil and petroleum products represents a small percentage of its overall business, these activities expose NuStar Energy to some commodity price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. NuStar Energy attempts to mitigate this volatility risk through hedging, but it is still exposed to basis risk and may be required to post cash collateral under its hedging arrangements. NuStar Energy also may be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, NuStar Energy’s marketing and trading activities, including any hedging activities, may cause volatility in NuStar Energy’s earnings. In addition, NuStar Energy will be exposed to credit risk in the event of non-performance by counterparties.

NuStar Energy’s risk management policies may not eliminate all price risk since open trading positions will expose it to price volatility, and there is a risk that NuStar Energy’s risk management policies will not be complied with. Although NuStar Energy has designed procedures to anticipate and detect non-compliance, there are no assurances these steps will detect and prevent all violations of NuStar Energy’s trading policies and procedures, particularly if deception and other intentional misconduct are involved.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to unitholders who are treated as holders of corporate stock would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to unitholders. If NuStar Energy were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. Because a tax would be imposed upon us or NuStar Energy as a corporation, our distributable cash flow would be substantially reduced.

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
The present U.S. federal income tax treatment of publicly traded entities treated as partnerships for federal income tax purposes, including us or NuStar Energy, or an investment in our or NuStar Energy’s units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect such entities. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.

Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or NuStar Energy to meet the exception for certain publicly traded entities to be treated as partnerships for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our common units.

A successful IRS contest of the federal income tax positions we or NuStar Energy take may adversely impact the market for our or NuStar Energy’s units, and the costs of any contest will reduce cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we or NuStar Energy take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or NuStar Energy take. A court may not agree with all of the positions we or NuStar Energy take. Any contest with the IRS may affect adversely the taxable income reported to our unitholders and the income taxes they are required to pay. As a result, any such contest with the IRS may materially and adversely impact the market for our or NuStar Energy’s units and the prices at which they trade. In addition, the costs of any contest between NuStar Energy and the IRS will result in a reduction in cash available for distribution to NuStar Energy unitholders and thus will be borne indirectly by us, as a unitholder and as the owner of the general partner of NuStar Energy, and by other unitholders of NuStar Energy.

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partnership with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we or NuStar Energy are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year. Also, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

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
Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department and the IRS recently issued final regulations pursuant to which a publicly traded entity treated as a partnership for federal income tax purposes may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders although such tax items must be prorated on a daily basis and the regulations do not specifically authorize all aspects of the proration method we have currently adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

We and NuStar Energy have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations and such a challenge could adversely affect the value of our investment in NuStar Energy.
In determining the items of income, gain, loss and deduction allocable to our and NuStar Energy’s common unitholders, we and NuStar Energy must routinely determine the fair market value of our respective assets. Although we or NuStar Energy may from time to time consult with professional appraisers regarding valuation matters, we and NuStar Energy make valuation estimates using a methodology based on the fair market value of our respective common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or the NuStar Energy common unitholders. It also could affect the amount of gain on the sale of common units by NuStar Energy’s common unitholders and our unitholders and could have a negative impact on our investment in NuStar Energy or result in audit adjustments to the tax returns of our or NuStar Energy’s common unitholders without the benefit of additional deductions.

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

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

NuStar Energy’s wholly owned subsidiary, Shore Terminals LLC (Shore), owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The Environmental Protection Agency has classified portions of the Portland Harbor, including the portion adjacent to its terminal, as a federal “Superfund” site due to sediment contamination (the Site). As previously disclosed, Shore and more than 90 other parties have been identified as potentially responsible parties (PRPs) in connection with the Site. Shore has been working with the other PRPs to attempt to negotiate an agreed allocation of clean-up costs and settlement of natural resource damage claims. Although the PRP group as a whole is likely to incur significant costs in connection with the Site, NuStar Energy has determined that: (1) this matter will not likely be material to its business or financial condition or have a material effect on its consolidated financial position; (2) Shore’s allocation among the PRP group is likely to be de minimus and NuStar Energy believes it has sufficient insurance coverage to respond to this potential liability; and (3) NuStar Energy does not believe that this matter will result in an assessment of monetary sanctions against Shore.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers, effective as of February 20, 2017.

Name	Age	Position Held with NuStar GP Holdings, LLC
Bradley C. Barron	51	President, Chief Executive Officer and Director
Mary Rose Brown	60	Executive Vice President and Chief Administrative Officer
Thomas R. Shoaf	58	Executive Vice President and Chief Financial Officer
Jorge A. del Alamo	47	Senior Vice President and Controller
Amy L. Perry	48	Senior Vice President, General Counsel - Corporate & Commercial Law and Corporate Secretary
Karen M. Thompson	49	Senior Vice President, General Counsel - Litigation, Regulatory & Environmental

Mr. Barron became President, Chief Executive Officer and a director of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Executive Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC from February 2012 until his promotion in January 2014. From April 2007 to February 2012, he served as Senior Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC. Mr. Barron also served as Secretary of NuStar GP Holdings and NuStar GP, LLC from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until April 2007 and as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007. He has been with NuStar GP, LLC since July 2003 and, prior to that, was with Valero Energy Corporation (Valero Energy) from January 2001 until July 2003.

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

Ms. Perry became Senior Vice President, General Counsel - Corporate & Commercial Law and Corporate Secretary of NuStar GP Holdings and NuStar GP, LLC in January 2014. She served as Corporate Secretary of NuStar GP Holdings and Vice President, Assistant General Counsel and Corporate Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From March 2006 to February 2010 she served as Assistant Secretary of NuStar GP Holdings and, from June 2005 to February 2010, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Perry served as Counsel to Valero Energy.

Ms. Thompson became Senior Vice President, General Counsel - Litigation, Regulatory & Environmental of NuStar GP Holdings and NuStar GP, LLC in January 2014. She served as Vice President, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From May 2007 to February 2010 she served as Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Thompson served as Managing Counsel to Valero Energy.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed and traded on the New York Stock Exchange under the symbol “NSH.” At the close of business on February 8, 2017, we had 11 holders of record of our units. The following table presents the high and low sales prices for our units during the periods presented (composite transactions as reported by the New York Stock Exchange) and the amount, record date and payment date of the quarterly cash distributions on our units with respect to such periods:

	Price Range per Unit		Cash Distributions
	High	Low	Amount per Common Unit	Record Date	Payment Date
Year 2016
4th Quarter	$29.30	$22.30	$0.545	February 8, 2017	February 15, 2017
3rd Quarter	$26.45	$22.40	$0.545	November 8, 2016	November 16, 2016
2nd Quarter	$27.07	$19.82	$0.545	August 9, 2016	August 16, 2016
1st Quarter	$23.18	$12.86	$0.545	May 9, 2016	May 17, 2016
Year 2015
4th Quarter	$31.55	$15.06	$0.545	February 8, 2016	February 16, 2016
3rd Quarter	$38.40	$24.46	$0.545	November 9, 2015	November 17, 2015
2nd Quarter	$39.94	$34.03	$0.545	August 7, 2015	August 17, 2015
1st Quarter	$39.53	$30.77	$0.545	May 8, 2015	May 18, 2015

We are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, less reserves established by our board of directors. All of our distributions are made on our common units, which is our only class of security outstanding. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our distributions.

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

The following graph compares the cumulative 5-year total return provided to holders of NuStar GP Holdings, LLC’s units relative to the cumulative total returns of the NYSE Composite index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units and in each of the indexes on December 31, 2011, and its relative performance is tracked through December 31, 2016.

	12/11	12/12	12/13	12/14	12/15	12/16
NuStar GP Holdings, LLC	100.00	88.97	97.76	127.30	83.58	126.36
NYSE Composite	100.00	115.99	146.47	156.36	149.97	167.87
Alerian MLP	100.00	109.12	146.52	164.94	117.53	142.52

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
Statement of Comprehensive Income (Loss) Data:
Equity in earnings (loss) of NuStar Energy L.P.	$56,096	$79,673	$65,380	$(6,741)	$(4,578)
Net income (loss)	55,068	72,208	61,427	(11,034)	2,128
Basic and diluted net income (loss) per unit	1.28	1.68	1.44	(0.26)	0.05
Cash distributions per unit	2.18	2.18	2.18	2.18	2.11
Other Financial Data:
Distributions received from NuStar Energy L.P.	$95,905	$96,030	$96,012	$96,134	$92,628

	December 31,
	2016	2015	2014	2013	2012
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$274,630	$360,490	$385,150	$412,382	$517,716
Total short-term debt	30,000	26,000	26,000	26,000	20,000
Members’ equity	243,788	287,070	310,836	349,986	412,822

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Information,” Items 1., 1A. and 2. “Business, Risk Factors and Properties,” and Item 8. “Financial Statements and Supplementary Data,” included in this report.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2016, we have an approximate 15% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

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

NuStar Energy’s partnership agreement requires that it distribute all available cash to its common limited partners and general partner each quarter, and this term is defined in its partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by NuStar Energy’s board of directors. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, generally defined in our limited liability company agreement as cash on hand at the end of the quarter, less reserves established by our board of directors.

Recent Developments
Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, our wholly owned subsidiary, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). Our officers, who are also officers of NuStar GP, LLC, are now dual employees of NuStar GP, LLC and NuStar Services Co. The Employee Transfer did not materially change our results of operations since NuStar Energy previously reimbursed us for nearly all of NuStar GP, LLC’s employee costs. However, as a result of the Employee Transfer, NuStar Services Co pays employee costs directly and sponsors the 2000 Long-Term Incentive Plan and other employee benefit plans. Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion on the Employee Transfer.

NuStar Energy’s Acquisitions and Dispositions
Martin Terminal Acquisition. On December 21, 2016, NuStar Energy acquired crude oil and refined product storage assets in Corpus Christi, TX for $95.7 million, including $2.1 million of capital expenditure reimbursements, from Martin Operating Partnership L.P. The assets acquired include 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the Port of Corpus Christi’s new crude oil dock.

Linden Acquisition. On January 2, 2015, NuStar Energy acquired full ownership of ST Linden Terminal, LLC, which owns a refined products terminal in Linden, NJ, for $142.5 million (the Linden Acquisition). Prior to the Linden acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp., with each party owning 50%.

2014 Asphalt Sale. On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC, a private investment firm. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon).

RESULTS OF OPERATIONS
As discussed above, we account for our investment in NuStar Energy using the equity method. As a result, our equity in earnings of NuStar Energy, our only source of income, directly fluctuates with the amount of NuStar Energy’s distributions and results of operations. NuStar Energy’s distributions to its common limited partners determine the amount of our incentive distribution earnings, while NuStar Energy’s results of operations determine the amounts of earnings attributable to our general partner and common limited partner interests.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Financial Highlights
(Thousands of Dollars, Except Per Unit Data)

	Year Ended December 31,
	2016	2015	Change
Equity in earnings of NuStar Energy	$56,096	$79,673	$(23,577)

General and administrative expenses	(3,046)	(3,338)	292
Other income (expense), net	3,021	(2,333)	5,354
Interest expense, net	(1,069)	(893)	(176)
Income before income tax benefit (expense)	55,002	73,109	(18,107)
Income tax benefit (expense)	66	(901)	967
Net income	$55,068	$72,208	$(17,140)
Basic and diluted net income per unit	$1.28	$1.68	$(0.40)

The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2016	2015	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,756,682	$2,084,040	$(327,358)
Cost of product sales	633,653	907,574	(273,921)
Operating expenses	448,367	473,031	(24,664)
Depreciation and amortization expense	208,217	201,719	6,498
Segment operating income	466,445	501,716	(35,271)
General and administrative expenses	98,817	102,521	(3,704)
Other depreciation and amortization expense	8,519	8,491	28
Operating income	$359,109	$390,704	$(31,595)

Income from continuing operations	$150,003	$305,946	$(155,943)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$150,003	$306,720	$(156,717)

Net income per unit applicable to common limited partners	$1.27	$3.30	$(2.03)

Cash distributions per unit applicable to common limited partners	$4.380	$4.380	$—

NuStar Energy’s net income decreased $156.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a $58.7 million impairment charge in 2016 on NuStar Energy’s term loan to Axeon Specialty Products and a $56.3 million gain associated with NuStar Energy’s Linden Acquisition in 2015. In addition, NuStar Energy’s segment operating income decreased $35.3 million, resulting mainly from reductions in operating income for its pipeline and fuels marketing segments.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2016	2015	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,091	$5,270	$(3,179)
General partner incentive distribution rights (IDRs)	43,407	43,220	187
General partner’s interest in earnings and incentive distributions of NuStar Energy	45,498	48,490	(2,992)
Common limited partner interest in earnings of NuStar Energy	13,482	34,067	(20,585)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings of NuStar Energy	$56,096	$79,673	$(23,577)

Our equity in earnings related to our general and common limited partner interests in NuStar Energy decreased $23.6 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to a decrease in NuStar Energy’s net income. However, our equity in earnings of NuStar Energy related to our IDRs increased slightly as a result of NuStar Energy’s issuances of common units in 2016. Our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions (please refer to Note 6 of the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of how NuStar Energy’s distributions are allocated).

Other Income (Expense), Net
For the year ended December 31, 2016, we recognized other income of $3.0 million, mainly due to gains of $2.4 million as a result of NuStar Energy’s issuances of common units in 2016. The gains represent the increase in the value of our proportionate share of NuStar Energy’s capital. For the year ended December 31, 2015, we recognized other expense of $2.3 million, due to losses of $2.3 million on the sale of NuStar Energy L.P. common limited partner units in connection with unit-based compensation plans we sponsored prior to the Employee Transfer.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Financial Highlights
(Thousands of Dollars, Except Per Unit Data)

	Year Ended December 31,
	2015	2014	Change
Equity in earnings of NuStar Energy	$79,673	$65,380	$14,293

General and administrative expenses	(3,338)	(3,396)	58
Other expense, net	(2,333)	(1,458)	(875)
Interest expense, net	(893)	(885)	(8)
Income before income tax (expense) benefit	73,109	59,641	13,468
Income tax (expense) benefit	(901)	1,786	(2,687)
Net income	$72,208	$61,427	$10,781
Basic and diluted net income per unit	$1.68	$1.44	$0.24

The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2015	2014	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$2,084,040	$3,075,118	$(991,078)
Cost of product sales	907,574	1,967,528	(1,059,954)
Operating expenses	473,031	472,925	106
Depreciation and amortization expense	201,719	181,555	20,164
Segment operating income	501,716	453,110	48,606
General and administrative expenses	102,521	96,056	6,465
Other depreciation and amortization expense	8,491	10,153	(1,662)
Operating income	$390,704	$346,901	$43,803

Income from continuing operations	$305,946	$214,169	$91,777
Income (loss) from discontinued operations, net of tax	774	(3,791)	4,565
Net income	$306,720	$210,378	$96,342

Net income per unit applicable to common limited partners	$3.30	$2.10	$1.20

Cash distributions per unit applicable to common limited partners	$4.380	$4.380	$—

NuStar Energy’s net income increased $96.3 million for the year ended December 31, 2015, compared to the year ended
December 31, 2014, primarily due to an increase of $48.6 million in NuStar Energy’s segment operating income, resulting mainly from improvements in its pipeline and storage segments, and a $56.3 million gain associated with NuStar Energy’s
Linden Acquisition.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2015	2014	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$5,270	$3,352	$1,918
General partner incentive distribution rights	43,220	43,220	—
General partner’s interest in earnings and incentive distributions of NuStar Energy	48,490	46,572	1,918
Common limited partner interest in earnings of NuStar Energy	34,067	21,692	12,375
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings of NuStar Energy	$79,673	$65,380	$14,293

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

Because of the geographic diversity of NuStar Energy’s assets, its results of operations are not dependent on the regions or markets that have been hardest hit by depressed crude oil prices, the domestic shale play regions, which was demonstrated by the fact that, in 2016, revenue from NuStar Energy’s Eagle Ford pipeline and storage assets constituted only 12% of its total pipeline and storage segment revenue. Although NuStar Energy’s assets in the Eagle Ford region have experienced lower throughputs as production has slowed, the fact that NuStar Energy has minimum volume throughput contracts with large, creditworthy customers has minimized the negative impact of that slowdown on its results of operations.

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

For 2017, NuStar Energy expects consistent volumes in its pipeline segment as any declines in crude oil pipelines are expected to be offset by higher volumes on its refined product pipelines. NuStar Energy is forecasting near minimum take-or-pay volumes on its South Texas Crude System, allowing for possible upside if production in the Eagle Ford region ramps up. NuStar Energy expects its storage segment to benefit in 2017 from favorable storage contract renewals and the Martin Terminal Acquisition. Earnings in NuStar Energy’s fuels marketing segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from NuStar Energy’s forecast.

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

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the incentive distribution rights that we own. Due to our ownership of NuStar Energy’s incentive distribution rights, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy (as defined in NuStar Energy’s partnership agreement) in the event that NuStar Energy issues additional common units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and, if necessary, borrowings under our revolving credit facility.

Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash to its common limited partners and general partner within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. Available cash is generally defined as cash receipts less cash disbursements (including distributions to holders of NuStar Energy’s Preferred Units, as defined and further discussed under the Investment in NuStar Energy section below) and cash reserves established by us, in our sole discretion. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Per Unit and Percentage Data)
Cash distributions per unit applicable to common limited partners	$4.380	$4.380	$4.380
Total cash distributions by NuStar Energy to its general and common limited partners	$393,882	$392,204	$392,204
Cash distributions we received from NuStar Energy:
General partner interest	$7,877	$7,844	$7,844
General partner incentive distribution rights (IDRs)	43,407	43,220	43,220
Limited partner interest – common units	44,699	45,073	44,974
Total cash distributions to us	$95,983	$96,137	$96,038
Distributions to us as a percentage of total cash distributions to NuStar Energy’s general and common limited partners	24.4%	24.5%	24.5%

Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
For the years ended December 31, 2016, 2015 and 2014, cash distributions received from NuStar Energy were used primarily to fund distributions to our unitholders.

Credit Facility
Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. Our revolving credit facility dated June 28, 2013, as most recently amended on June 16, 2016, will mature on June 27, 2017 and has a borrowing capacity of up to $50.0 million, of which up to $10.0 million may be available for letters of credit. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk pledged 2,107,918 NuStar Energy common units that it owns to secure its guarantee.

As of December 31, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. Our management believes that we are in compliance with the covenants of the revolving credit facility as of December 31, 2016. We are in discussions with the lenders to renew or replace our revolving credit facility. Please refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion on our revolving credit facility.

Investment in NuStar Energy
Preferred Unit Offering. In the fourth quarter of 2016, NuStar Energy issued 9,060,000 of its 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units) representing limited partner interests at a price of $25.00 per unit. NuStar Energy used the net proceeds of $218.4 million from this issuance for general partnership purposes, including the funding of capital expenditures and to repay outstanding borrowings under its revolving credit agreement.

The Preferred Units rank senior to all of NuStar Energy’s other classes of equity securities, including our general partner and common limited partner interests, with respect to distribution rights and rights upon liquidation. Distributions on the Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Preferred Units and are payable quarterly. The holders of the Preferred Units are entitled to receive quarterly distributions at an initial distribution rate of 8.50% per annum of the $25.00 liquidation preference per unit (equal to $2.125 per unit per annum). On and after December 15, 2021, distributions on the Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.766%.

Common Unit Offering. In 2016, NuStar Energy issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit. NuStar Energy received net proceeds of $28.3 million, which includes our contribution of $0.6 million in order to maintain our 2.0% general partner interest. This issuance resulted in a gain of $2.1 million for the year ended December 31, 2016, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

Other Issuances of Common Units. In 2016, we recorded a gain of $0.3 million as a result of NuStar Energy’s issuance of common units in association with its unit-based compensation awards. The gain is included in “Other income (expense), net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined generally as all cash on hand at the end of any calendar quarter, less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors, to service debt we may incur, if any, and to fund general and administrative expenses, future distributions and other miscellaneous cash requirements. The following table reflects our cash distributions applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.18
Total cash distributions	$93,601	$93,561	$93,252

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

RELATED PARTY TRANSACTIONS

Agreements with NuStar Energy
Prior to the Employee Transfer, pursuant to a services agreement between NuStar GP, LLC and NuStar Energy, NuStar Energy reimbursed NuStar GP, LLC for furnishing administrative and certain operating services necessary to conduct the business of NuStar Energy. In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, a wholly owned subsidiary of NuStar Energy, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business, for an annual fee of $1.0 million, subject to certain adjustments for merit increases and changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. Please refer to Note 5 of the Notes to Consolidated

Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar Energy.

Employee Benefit Plans and Unit-Based Compensation
Prior to the Employee Transfer, we sponsored the following employee benefit and long-term incentive plans, among others:

•	The NuStar Thrift Plan;

•	The NuStar Excess Thrift Plan;

•	The NuStar Pension Plan;

•	The NuStar Excess Pension Plan;

•	The NuStar GP, LLC Retiree Welfare Benefits Plan; and

•	The 2000 Long-Term Incentive Plan.

Prior to the Employee Transfer, NuStar Energy reimbursed NuStar GP, LLC for expenses incurred related to employee benefit plans at cost, and for long-term incentive plan compensation expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. Our current liabilities related to the long-term incentive plans and employee benefits were included in “Accrued compensation expense” and our noncurrent liabilities for employee benefits were included in “Long-term liabilities” on our consolidated balance sheet. Subsequent to the Employee Transfer, our consolidated balance sheet no longer reflects employee-related liabilities or the corresponding receivables from NuStar Energy.

We continue to sponsor the 2006 Long-Term Incentive Plan, under which NuStar GP Holdings may award up to 2,000,000 (NSH) units, and retain the compensation expense related to these awards.

Please refer to Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of the employee benefit and long-term incentive plans.

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

Investment in NuStar Energy
We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. If a decline in the value of our investment is determined to be other than temporary, then we would record an impairment loss in the current period based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2016 is recoverable.

Unit-Based Compensation
Prior to the Employee Transfer, we accounted for awards of NS unit options, performance units and restricted units to employees and directors of NuStar GP, LLC and its affiliates at fair value, whereby a liability for the award was initially recorded and subsequent changes in the fair value were included in the determination of net income. The fair value of NS unit options was determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units and performance units equaled the market price of NS common units at each reporting date. However, NS performance units were earned only upon NuStar Energy’s achievement of an objective performance measure. We recorded compensation expense each reporting period such that the cumulative compensation expense equaled the portion of the award’s current fair value that had vested. We recorded compensation expense related to NS unit options until such options were exercised, and we recorded compensation expense for NS restricted units and performance units until the date of vesting.

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

Pension and Other Postretirement Benefit Obligations
Prior to the Employee Transfer, we had significant pension and postretirement benefit liabilities and costs that were developed from actuarial valuations. Inherent in these valuations were key assumptions including discount rates, expected long-term rates of return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions were primarily influenced by factors outside our control. The expected return on plan assets for the pension and other postretirement benefit plans was based on the weighted averages of the expected long-term rates of return for each asset class of investments held in our plans as determined using historical data and the assumption that capital markets are informationally efficient.

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-K for the year ended December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2016. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 42.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar GP Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
San Antonio, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:
We have audited NuStar GP Holdings, LLC and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar GP Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP
San Antonio, Texas
February 23, 2017

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$207	$34
Receivable from related party	—	14,799
Income tax receivable	303	1,212
Other receivables	—	69
Prepaid expenses and other current assets	292	344
Total current assets	802	16,458
Investment in NuStar Energy L.P.	268,742	306,694
Long-term receivable from related party	—	32,080
Deferred income tax assets, net	5,086	5,258
Total assets	$274,630	$360,490
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$30,000	$26,000
Payable to related party	317	—
Accounts payable	1	636
Accrued compensation expense	—	8,990
Accrued liabilities	460	340
Deferred income tax liabilities, net	—	2,660
Taxes other than income tax	64	1,935
Total current liabilities	30,842	40,561
Long-term liabilities	—	32,859
Commitments and contingencies (Note 11)
Members’ equity (42,951,749 and 42,930,549 units outstanding as of December 31, 2016 and 2015, respectively)	257,662	295,734
Accumulated other comprehensive loss	(13,874)	(8,664)
Total members’ equity	243,788	287,070
Total liabilities and members’ equity	$274,630	$360,490
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2016	2015	2014
Equity in earnings of NuStar Energy L.P.	$56,096	$79,673	$65,380

General and administrative expenses
Third parties	(2,258)	(3,338)	(3,396)
Related party	(788)	—	—
Total general and administrative expenses	(3,046)	(3,338)	(3,396)
Other income (expense), net	3,021	(2,333)	(1,458)
Interest expense, net	(1,069)	(893)	(885)
Income before income tax benefit (expense)	55,002	73,109	59,641
Income tax benefit (expense)	66	(901)	1,786
Net income	55,068	72,208	61,427
Other comprehensive (loss) income:
Share of NuStar Energy L.P.’s other comprehensive loss	(685)	(3,107)	(665)
Pension and other postretirement benefit plan adjustments	(4,525)	218	(14,051)
Total other comprehensive loss	(5,210)	(2,889)	(14,716)
Comprehensive income	$49,858	$69,319	$46,711
Basic and diluted net income per unit	$1.28	$1.68	$1.44
Weighted-average number of basic units outstanding	42,932,320	42,914,297	42,719,217
Weighted-average number of diluted units outstanding	42,932,320	42,914,297	42,742,202
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$55,068	$72,208	$61,427
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(56,096)	(79,673)	(65,380)
Distributions of equity in earnings from NuStar Energy L.P.	56,096	79,673	65,380
Gain related to NuStar Energy L.P.’s issuance of common limited partner units	(2,408)	—	—
(Gain) loss on sale of NuStar Energy L.P. common limited partner units in connection with unit-based compensation	(613)	2,333	1,458
Unit-based compensation expense	661	239	129
Amortization of deferred debt costs	169	155	161
(Benefit) expense for deferred income tax	(75)	952	(621)
Changes in current assets and liabilities (Note 9)	(3,336)	296	(2,270)
(Increase) decrease in long-term receivable from related party	(898)	363	(1,527)
Increase (decrease) in long-term liabilities	1,183	(647)	36
Net cash provided by operating activities	49,751	75,899	58,793
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	39,809	16,357	30,632
Investment in NuStar Energy L.P.	(842)	(7,444)	(19,340)
Proceeds from sale of NuStar Energy L.P. common units in connection with unit-based compensation	1,319	5,935	17,059
Net cash provided by investing activities	40,286	14,848	28,351
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	4,000	—	26,000
Repayment of short-term debt	—	—	(26,000)
Distributions to unitholders	(93,590)	(93,567)	(93,098)
Proceeds from the exercise of unit options	—	—	7,206
Other, net	(274)	14	(15)
Net cash used in financing activities	(89,864)	(93,553)	(85,907)
Net increase (decrease) in cash and cash equivalents	173	(2,806)	1,237
Cash and cash equivalents as of the beginning of the period	34	2,840	1,603
Cash and cash equivalents as of the end of the period	$207	$34	$2,840
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2014	42,656,281	$341,045	$8,941	$349,986
Net income	—	61,427	—	61,427
Other comprehensive loss	—	—	(14,716)	(14,716)
Distributions to unitholders	—	(93,098)	—	(93,098)
Unit-based compensation	256,996	7,251	—	7,251
Other	—	(14)	—	(14)
Balance as of December 31, 2014	42,913,277	316,611	(5,775)	310,836
Net income	—	72,208	—	72,208
Other comprehensive loss	—	—	(2,889)	(2,889)
Distributions to unitholders	—	(93,567)	—	(93,567)
Unit-based compensation	17,272	468	—	468
Other	—	14	—	14
Balance as of December 31, 2015	42,930,549	295,734	(8,664)	287,070
Net income	—	55,068	—	55,068
Other comprehensive loss	—	—	(5,210)	(5,210)
Distributions to unitholders	—	(93,590)	—	(93,590)
Unit-based compensation	21,200	450	—	450
Balance as of December 31, 2016	42,951,749	$257,662	$(13,874)	$243,788
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

1. ORGANIZATION

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is a publicly held Delaware limited liability company. Unless otherwise indicated, the terms “NuStar GP Holdings,” “NSH,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

Our unitholders have no liability under our limited liability company agreement, or for any of our debts, obligations or liabilities, in their capacity as unitholders.

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy or NS) (NYSE: NS). As of December 31, 2016, we have an approximate 15% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

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

Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, our wholly owned subsidiary, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). As a result of the Employee Transfer, NuStar Energy pays employee costs directly and sponsors the long-term incentive plan and other employee benefit plans. Please refer to Note 5 for a discussion of this transfer and our related party agreements and Notes 14 and 15 for a discussion of the employee benefit plans and long-term incentive plan obligations transferred.

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

Investment in NuStar Energy
We account for our investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. If a decline in the value of our investment is determined to be other than temporary, then we would record an impairment loss in the current period based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2016 is recoverable.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Issuances of Units by NuStar Energy
We account for issuances of common units by NuStar Energy as if we had sold a proportionate share of our investment, such that we record any gain or loss in earnings.

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

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. We, or certain of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2012 through 2015, according to standard statutes of limitations.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2016 and 2015.

Unit-Based Compensation
We account for awards of NSH restricted units and unit options granted to employees of NuStar GP, LLC and our directors based on the fair value of the awards at the grant date. The fair value of NSH unit options is determined using the Black-Scholes model at the grant date, and the fair value of the NSH restricted units equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units and unit options is recognized ratably over the vesting period based on the initial fair value determination, and is included in “General and administrative expenses” on our consolidated statements of comprehensive income.

Prior to the Employee Transfer, we accounted for awards of NS unit options, performance units and restricted units to employees and directors of NuStar GP, LLC and its affiliates at fair value, whereby a liability for the award was initially recorded and subsequent changes in the fair value were included in the determination of net income. The fair value of NS unit options was determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units and performance units equaled the market price of NS common units at each reporting date. However, NS performance units were earned only upon NuStar Energy’s achievement of an objective performance measure. We recorded compensation expense each reporting period such that the cumulative compensation expense equaled the portion of the award’s current fair value that had vested. We recorded compensation expense related to NS unit options until such options were exercised, and we recorded compensation expense for NS restricted units and performance units until the date of vesting. The liability for awards of NS unit options, performance units and restricted units were included in “Accrued compensation expense” on our consolidated balance sheet for the year ended December 31, 2015. Prior to the Employee Transfer, NuStar Energy reimbursed us for the expenses resulting from NS awards and NSH awards to employees providing services to NuStar Energy. Following the Employee Transfer, NuStar Energy retains the expenses resulting from NS awards and we retain the expenses resulting from NSH awards.

Distribution Equivalent Rights (DERs) paid with respect to outstanding, unvested NS units were expensed, whereas DERs with respect to outstanding, unvested NSH restricted units reduce equity, similar to cash distributions to unitholders. Forfeitures of our unit-based awards are recognized as an adjustment to compensation expense when they occur.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Reclassifications
Certain previously reported amounts in the 2015 consolidated financial statements and notes have been reclassified to conform to 2016 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Cash Flows
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

Unit-Based Payments
In March 2016, the FASB issued amended guidance that simplifies certain aspects of accounting for unit-based payments to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The new requirements should be applied prospectively, retrospectively or using a modified retrospective transition method depending on the area affected by the amended guidance. We adopted this amended guidance effective January 1, 2016, and none of the provisions had a material impact on our financial position, results of operations or disclosures.

Financial Instruments
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

Deferred Taxes
In November 2015, the FASB issued amended guidance that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2016, using either a prospective or retrospective transition method, and early adoption is permitted. We adopted these provisions on a prospective basis on January 1, 2017, and it did not have an impact on our financial position, results of operations or disclosures.

Debt Issuance Costs
In April 2015, the FASB issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. In August 2015, the FASB issued amended guidance that would allow debt issuance costs related to line-of-credit agreements to continue to be presented as an asset on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. Accordingly, we adopted the amended guidance on January 1, 2016, and it did not impact our financial position, results of operations or disclosures.

Consolidation
In February 2015, the FASB issued new consolidation guidance that modifies the criterion involved in a reporting organization’s evaluation of whether certain legal entities are subject to consolidation under the standard. The standard is effective for public companies for annual and interim reporting periods beginning after December 15, 2015, using one of two retrospective transition methods. Accordingly, we adopted the guidance on January 1, 2016, and it did not impact our financial position, results of operations or disclosures.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Equity Issuances
Preferred Unit Offering. In the fourth quarter of 2016, NuStar Energy issued 9,060,000 of its 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units) representing limited partner interests at a price of $25.00 per unit. NuStar Energy used the net proceeds of $218.4 million from this issuance for general partnership purposes, including the funding of capital expenditures and to repay outstanding borrowings under its revolving credit agreement.

The Preferred Units rank senior to all of NuStar Energy’s other classes of equity securities, including our general partner and common limited partner interests, with respect to distribution rights and rights upon liquidation. Distributions on the Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Preferred Units and are payable quarterly. The holders of the Preferred Units are entitled to receive quarterly distributions at an initial distribution rate of 8.50% per annum of the $25.00 liquidation preference per unit (equal to $2.125 per unit per annum). On and after December 15, 2021, distributions on the Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.766%.

Common Unit Offering. In 2016, NuStar Energy issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit. NuStar Energy received net proceeds of $28.3 million, which includes our contribution of $0.6 million in order to maintain our 2.0% general partner interest (as defined in NuStar Energy’s partnership agreement). This issuance resulted in a gain of $2.1 million for the year ended December 31, 2016, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

Other Issuances of Common Units. In 2016, we recorded a gain of $0.3 million as a result of NuStar Energy’s issuance of common units in association with its unit-based compensation awards. The gain is included in “Other income (expense), net” on our consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

NuStar Energy’s Acquisitions and Dispositions
Martin Terminal Acquisition. On December 21, 2016, NuStar Energy acquired crude oil and refined product storage assets in Corpus Christi, TX for $95.7 million, including $2.1 million of capital expenditure reimbursements, from Martin Operating Partnership L.P. (the Martin Terminal Acquisition). The assets acquired include 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the Port of Corpus Christi’s new crude oil dock.

Linden Acquisition. On January 2, 2015, NuStar Energy acquired full ownership of a refined products terminal in Linden, NJ for $142.5 million (the Linden Acquisition). Prior to the Linden Acquisition, the terminal operated as a joint venture between NuStar Energy and Linden Holding Corp, with each party owning 50%.

2014 Asphalt Sale. On February 26, 2014, NuStar Energy sold its remaining 50% ownership interest in NuStar Asphalt LLC (the 2014 Asphalt Sale) to Lindsay Goldberg LLC, a private investment firm. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon).

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	December 31,
	2016	2015
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$377,183	$333,851
Property, plant and equipment, net	3,722,283	3,683,571
Goodwill	696,637	696,637
Other non-current assets	234,442	411,466
Total assets	$5,030,545	$5,125,525
Current liabilities	$289,396	$332,213
Long-term debt	3,014,364	3,055,612
Other non-current liabilities	115,168	127,856
Total liabilities	3,418,928	3,515,681
NuStar Energy partners’ equity	1,611,617	1,609,844
Total liabilities and partners’ equity	$5,030,545	$5,125,525

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,756,682	$2,084,040	$3,075,118
Operating income	$359,109	$390,704	$346,901

Income from continuing operations	$150,003	$305,946	$214,169
Income (loss) from discontinued operations, net of tax	—	774	(3,791)
Net income	$150,003	$306,720	$210,378

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2016	2015
	(Thousands of Dollars, Except Percentage Data)
NuStar Energy’s partners’ equity	$1,611,617	$1,609,844
Less NuStar Energy’s preferred limited partners’ equity	218,400	—
NuStar Energy’s partners’ equity, excluding preferred limited partners’ equity	1,393,217	1,609,844
NuStar GP Holdings’ ownership interest in NuStar Energy	14.7%	14.9%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	204,803	239,867
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	63,939	66,827
Investment in NuStar Energy	$268,742	$306,694

We do not own any NuStar Energy preferred limited partner units. Accordingly, we subtract NuStar Energy’s preferred limited partners’ equity from its total equity and apply our ownership percentage of NuStar Energy’s remaining equity when reconciling to our investment in NuStar Energy above.

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

The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,091	$5,270	$3,352
General partner incentive distribution rights	43,407	43,220	43,220
General partner’s interest in earnings and incentive distributions of NuStar Energy	45,498	48,490	46,572
Common limited partner interest in earnings of NuStar Energy	13,482	34,067	21,692
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)
Equity in earnings of NuStar Energy	$56,096	$79,673	$65,380

5. RELATED PARTY TRANSACTIONS

NuStar Energy
We manage NuStar Energy through our ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, which own Riverwalk Logistics L.P., the general partner of NuStar Energy. Our officers are also officers of NuStar GP, LLC and are considered dual employees of ours and of NuStar Energy. The chairman of our board of directors, William E. Greehey, is also the chairman of the board of directors of NuStar GP, LLC. The board of directors of NuStar GP, LLC is responsible for overseeing NuStar GP, LLC’s role as the general partner of the general partner of NuStar Energy, and we, as the sole owner of NuStar GP, LLC, must also approve matters that have or would reasonably be expected to have a material effect on our interests as the sole owner of NuStar GP, LLC.

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC managed the operations of NuStar Energy under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated specifically to NuStar GP Holdings (the Holdco Administrative Services Expense). For the years ended December 31, 2016, 2015 and 2014, the Holdco Administrative Services Expense totaled $0.2 million, $1.5 million and $1.7 million, respectively. The following table summarizes information pertaining to related party transactions reimbursed by NuStar Energy:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$32,053	$201,852	$197,745
Other expenses	$121	$484	$482

In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, a wholly owned subsidiary of NuStar Energy, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. We incurred administrative expenses related to the Amended GP Services Agreement of $0.8 million for the year ended December 31, 2016, which is reported in related party general and administrative expenses on the consolidated statements of comprehensive income.

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

Balance Sheet Items. We had a payable to NuStar Energy of $0.3 million as of December 31, 2016, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a receivable from NuStar Energy of $14.8 million, mainly comprised of payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer, and none as of December 31, 2016. We also had a long-term receivable from NuStar Energy as of December 31, 2015 of $32.1 million, representing long-term employee benefit obligations prior to the Employee Transfer, and none as of December 31, 2016.

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

Axeon Services Agreement. NuStar GP, LLC and Axeon were a party to a services agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Axeon for an annual fee totaling $10.0 million, subject to adjustment (the Axeon Services Agreement). The Axeon Services Agreement terminated on

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014. The aggregate amount charged under the Axeon Services Agreement was $3.1 million for the year ended December 31, 2014.

6. DISTRIBUTIONS FROM NUSTAR ENERGY

NuStar Energy’s partnership agreement, as amended, determines the amount and priority of cash distributions that NuStar Energy’s unitholders and general partner may receive. We, as NuStar Energy’s general partner, are entitled to incentive distributions if the amount NuStar Energy distributes with respect to any quarter exceeds $0.60 per common unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per common unit. We also receive a 2% distribution with respect to our general partner interest. The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and common limited partners:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,877	$7,844	$7,844
General partner incentive distribution rights	43,407	43,220	43,220
Total general partner distribution	51,284	51,064	51,064
Common limited partner distribution	44,699	45,073	44,974
Total distributions to NuStar GP Holdings	95,983	96,137	96,038
Public common limited partners’ distribution	297,899	296,067	296,166
Total cash distributions	$393,882	$392,204	$392,204
Cash distributions per unit applicable to common limited partners	$4.380	$4.380	$4.380

The following table summarizes information related to NuStar Energy’s quarterly cash distributions to its general and common limited partners:

Quarter Ended	Cash Distributions Per Common Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2016 (a)	$1.095	$98,971	February 8, 2017	February 13, 2017
September 30, 2016	$1.095	$98,809	November 8, 2016	November 14, 2016
June 30, 2016	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016

(a)	The distribution was announced on January 27, 2017.

7. ACCRUED COMPENSATION EXPENSE AND LONG-TERM LIABILITIES

Accrued compensation expense and long-term liabilities consisted of the following prior to the Employee Transfer:

	December 31, 2015
	Accrued Compensation Expense	Long-term Liabilities
	(Thousands of Dollars)
NuStar Energy restricted units and performance units	$3,794	$—
Pension liabilities (Note 14)	71	21,425
Other postretirement benefit plan liabilities (Note 14)	304	9,738
Other employee-related liabilities	4,821	1,696
Total	$8,990	$32,859

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

As of December 31, 2015, NuStar Energy restricted and performance unit liabilities of $3.8 million were measured at fair value on a recurring basis and categorized as a Level 1 in the fair value hierarchy. As a result of the Employee Transfer, our consolidated balance sheet as of December 31, 2016 no longer reflects these liabilities, which were reported in “Accrued compensation expense” on our consolidated balance sheet as of December 31, 2015. Please refer to Note 5 and Note 14 for a discussion of the employee-related obligations transferred.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and short-term debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments approximate their carrying amounts. The fair value measurement of our short-term debt would fall in Level 2 of the fair value hierarchy.

9. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$(993)	$1,134	$105
Income tax receivable	909	(1)	(13)
Other receivables	(32)	22	(14)
Other current assets	(117)	(8)	(407)
Increase (decrease) in current liabilities:
Accounts payable	(222)	16	296
Accrued compensation expense	(1,339)	(954)	(2,374)
Accrued liabilities	120	(97)	(99)
Taxes other than income tax	(1,662)	184	236
Changes in current assets and current liabilities	$(3,336)	$296	$(2,270)

Cash flows related to interest and income tax were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Cash paid for interest	$890	$736	$684
Cash refunded for income tax, net	$(900)	$(50)	$(1,149)

The above changes in current assets and current liabilities differ from changes between amounts reflected in our consolidated balance sheets due to the non-cash related party transactions associated with the Employee Transfer. Please refer to Note 5 for further details.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-cash investing and financing activities for the years ended December 31, 2016 and 2015 mainly consisted of:

•	Adjustments to our investment in NuStar Energy and accumulated other comprehensive loss through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive loss; and

•	Prior to the Employee Transfer, pension funding adjustments recognized in accumulated other comprehensive loss.

10. CREDIT FACILITY

Our revolving credit facility dated June 28, 2013 currently has a borrowing capacity of up to $50.0 million, of which up to $10.0 million may be available for letters of credit. We amended this facility on June 16, 2016 to, among other things, extend its maturity to June 27, 2017. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk has pledged a total of 2,107,918 NuStar Energy common units that it owns to secure its guarantee. Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements.

As of December 31, 2016, we had outstanding borrowings of $30.0 million and availability of $20.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. The weighted-average interest rates related to borrowings under our revolving credit facility as of December 31, 2016 and 2015 were 2.8% and 2.4%, respectively. As of December 31, 2016 and 2015, unamortized deferred debt costs associated with our revolving credit agreement totaled $0.1 million and $0.1 million, respectively, and are included in “Prepaid expenses and other current assets” on our consolidated balance sheets.

The revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the revolving credit facility requires NuStar Energy to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio (as defined in our revolving credit agreement) not to exceed 5.00-to-1.00. If NuStar Energy consummates an acquisition for an aggregate net consideration of at least $50.0 million, its maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of December 31, 2016, the maximum allowed amount was 5.50-to-1.00, as a result of the Martin Terminal Acquisition. We are also required to receive cash distributions each fiscal quarter of at least $16.0 million in respect of our ownership interests in NuStar Energy. Our management believes that we are in compliance with the covenants of our revolving credit facility as of December 31, 2016.

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

Commitments
As of December 31, 2016, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. NET INCOME PER UNIT

We treat restricted units granted under our long-term incentive plan as participating securities in computing net income per unit pursuant to the two-class method. There were no outstanding options to purchase NuStar GP Holdings units for the years ended December 31, 2016 and 2015. Unit amounts used in the computation of basic and diluted net income per unit were as follows:

	Year Ended December 31,
	2016	2015	2014
Basic units outstanding:
Weighted-average number of basic units outstanding	42,932,320	42,914,297	42,719,217
Diluted units outstanding:
Weighted-average number of basic units outstanding	42,932,320	42,914,297	42,719,217
Effect of dilutive securities	—	—	22,985
Weighted-average number of diluted units outstanding	42,932,320	42,914,297	42,742,202

13. MEMBERS’ EQUITY

Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive Loss	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2014	$(9,417)	$18,358	$8,941
Other comprehensive loss before reclassification adjustments	(665)	(11,136)	(11,801)
Amounts reclassified to general and administrative expenses (a)	—	(2,915)	(2,915)
Other comprehensive loss	(665)	(14,051)	(14,716)
Balance as of December 31, 2014	(10,082)	4,307	(5,775)
Other comprehensive (loss) income before reclassification adjustments	(3,107)	1,312	(1,795)
Amounts reclassified to general and administrative expenses (a)	—	(1,094)	(1,094)
Other comprehensive (loss) income	(3,107)	218	(2,889)
Balance as of December 31, 2015	(13,189)	4,525	(8,664)
Other comprehensive loss before reclassification adjustments	(685)	—	(685)
Amounts reclassified to general and administrative expenses (a)	—	(324)	(324)
Employee Transfer (b)	—	(4,201)	(4,201)
Other comprehensive loss	(685)	(4,525)	(5,210)
Balance as of December 31, 2016	$(13,874)	$—	$(13,874)

(a)	These amounts are components of net periodic pension cost (income), and prior to the Employee Transfer on March 1, 2016, NuStar Energy reimbursed us for these employee costs.

(b)
Represents the balance of accumulated other comprehensive loss related to the unrecognized components of net periodic benefit cost (income), net of income taxes of $2.4 million, that was transferred to NuStar Services Co in connection with the Employee Transfer as described in Notes 5 and 14.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined generally as all cash on hand at the end of any calendar quarter, less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors. The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.18
Total cash distributions	$93,601	$93,561	$93,252

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2016 (a)	$0.545	$23,408	February 8, 2017	February 15, 2017
September 30, 2016	$0.545	$23,398	November 8, 2016	November 16, 2016
June 30, 2016	$0.545	$23,398	August 9, 2016	August 16, 2016
March 31, 2016	$0.545	$23,397	May 9, 2016	May 17, 2016

(a)	The distribution was announced on January 27, 2017.

Rights Agreement
On July 19, 2006, we entered into a rights agreement, as amended (the Rights Agreement), under which one preferred unit purchase right (a Right) was attached to each of our outstanding units. The Rights became exercisable under specified circumstances, including if any person or group (an acquiring person) became the beneficial owner of 15% or more of our outstanding units, subject to specified exceptions. The Rights Agreement and the Rights expired on June 30, 2016.

14. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits
On March 1, 2016 and in conjunction with the Employee Transfer, we transferred to NuStar Services Co $32.7 million in benefit obligations associated with pension and other postretirement benefit plans. As a result of the Employee Transfer, our consolidated balance sheet as of December 31, 2016 no longer reflects these liabilities, which were primarily reported in “Long-term liabilities” on our consolidated balance sheet as of December 31, 2015. Additionally, we transferred an accumulated other comprehensive income balance related to the unrecognized components of net periodic benefit cost (income) of $4.2 million.

Prior to the Employee Transfer, NuStar Energy reimbursed NuStar GP, LLC for expenses incurred under these plans. Effective March 1, 2016, NuStar Services Co pays employee costs directly and assumed sponsorship and responsibility for the employee related benefit plans discussed below. As such, the information in the tables and discussion below is for the years ended December 31, 2015 and 2014, as applicable.

Thrift Plans
The NuStar Thrift Plan (the Thrift Plan) is a qualified defined contribution plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to eligible employees upon their date of hire. Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC made matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. Our matching contributions to the Thrift Plan for the years ended December 31, 2015 and 2014 totaled $6.3 million and $5.9 million, respectively.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar GP, LLC also maintained an excess thrift plan (the Excess Thrift Plan) that became effective July 1, 2006. The Excess Thrift Plan is a nonqualified deferred compensation plan that provides benefits to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Code.

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
NuStar GP, LLC also maintained an excess pension plan (the Excess Pension Plan), which is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. Neither the Excess Thrift Plan nor the Excess Pension Plan is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.

The Pension Plan, Excess Pension Plan and the supplemental executive retirement plan (the SERP), which has no participants following final payouts in 2014, are collectively referred to as the Pension Plans in the tables and discussion below. Our other postretirement benefit plans included a contributory medical benefits plan for employees that retired prior to April 1, 2014. For employees that retire on or after April 1, 2014, we provided partial reimbursement for eligible third-party health care premiums. We use December 31 as the measurement date for pension and other postretirement plans.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in our consolidated balance sheet for our Pension Plans and other postretirement benefit plans as of and for the year ended December 31, 2015 were as follows:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$106,848	$10,484
Service cost	7,676	470
Interest cost	4,389	448
Benefits paid	(4,338)	(507)
Participant contributions	—	203
Actuarial gain	(5,373)	(1,056)
Benefit obligation, December 31	$109,202	$10,042
Change in plan assets:
Plan assets at fair value, January 1	$83,365	$—
Actual return on plan assets	645	—
Company contributions	8,034	304
Benefits paid	(4,338)	(507)
Participant contributions	—	203
Plan assets at fair value, December 31	$87,706	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$87,706	$—
Less: Benefit obligation at December 31	109,202	10,042
Funded status at December 31	$(21,496)	$(10,042)
Amounts recognized in the consolidated balance sheet: (a)
Accrued compensation expense	$(71)	$(304)
Long-term liabilities	(21,425)	(9,738)
Net pension liability	$(21,496)	$(10,042)

(a)
For the Pension Plan, since assets exceeded the present value of expected benefit payments for the following 12 months, all of the liability was noncurrent. For the Excess Pension Plan and the other postretirement benefit plans, since there were no assets, the current liability was the present value of expected benefit payments for the following 12 months; the remainder was noncurrent.

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary increases. The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2015 was $108.2 million.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans, which were reimbursed to us by NuStar Energy, were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(Thousands of Dollars)
Service cost	$7,676	$8,049	$470	$374
Interest cost	4,389	4,225	448	373
Expected return on plan assets	(5,018)	(4,574)	—	—
Amortization of prior service credit	(2,063)	(2,063)	(1,145)	(1,145)
Amortization of net actuarial loss	1,845	179	269	114
Other	—	(39)	—	—
Net periodic benefit cost (income)	$6,829	$5,777	$42	$(284)

We amortized the prior service credit shown in the table above on a straight-line basis of the credit over the average remaining service period of employees expected to receive benefits under our Pension Plans and other postretirement benefit plans. We amortized the net actuarial loss shown in the table above on a straight-line basis of the excess of the unrecognized loss over 10 percent of the greater of the projected benefit obligation or market-related value of plan assets (smoothed asset value) over the average remaining service period of active employees expected to receive benefits under our Pension Plans and other postretirement benefit plans.

Adjustments recognized in other comprehensive income (loss) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(Thousands of Dollars)
Net unrecognized gain (loss) arising during the year:
Net actuarial gain (loss)	$1,000	$(14,716)	$1,056	$(2,718)
Net (gain) loss reclassified into income:
Amortization of prior service credit	(2,063)	(2,063)	(1,145)	(1,145)
Amortization of net actuarial loss	1,845	179	269	114
Net (gain) loss reclassified into income	(218)	(1,884)	(876)	(1,031)

Income tax (expense) benefit	(362)	5,314	(382)	984
Total changes in other comprehensive income (loss)	$420	$(11,286)	$(202)	$(2,765)

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recorded as a component of accumulated other comprehensive loss related to our Pension Plans and other postretirement benefit plans were as follows:

	December 31, 2015
	Pension Plans	Other Postretirement Benefit plans
	(Thousands of Dollars)
Unrecognized actuarial loss (a)	$(21,975)	$(3,568)
Prior service credit (a)	20,727	11,754
Deferred tax asset (liability)	1,313	(3,726)
Accumulated other comprehensive income, net of tax	$65	$4,460

(a)	Represents the balance of accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit cost (income).

Investment Policies and Strategies
The investment policies and strategies for the assets of our qualified Pension Plan incorporated a well-diversified approach that was expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognized that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance was determined based on NuStar Energy’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets included a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation was reviewed on an annual basis.

The overall expected long-term rate of return on plan assets for the Pension Plan was estimated using various models of asset returns. Model assumptions were derived using historical data with the assumption that capital markets are informationally efficient. Three models were used to derive the long-term expected returns for each asset class. Since each method has distinct advantages and disadvantages and differing results, an equal weighted average of the methods’ results was used.

Fair Value of Plan Assets
We disclosed the fair value for each major class of plan assets in the Pension Plan into three levels: Level 1, defined as observable inputs such as quoted prices for identical assets or liabilities in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan were as follows:

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

(b)	This fund tracks the performance of the Total International Composite Index.

(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

Assumptions
The weighted-average assumptions used to determine the benefit obligations were as follows:

	December 31, 2015
	Pension Plans	Other Postretirement Benefit Plans
Discount rate	4.61%	4.75%
Rate of compensation increase	3.51%	n/a

The weighted-average assumptions used to determine the net periodic benefit cost (income) were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Discount rate	4.22%	5.04%	4.34%	5.28%
Expected long-term rate of return on plan assets	6.50%	6.75%	n/a	n/a
Rate of compensation increase	3.51%	3.51%	n/a	n/a

The assumed health care cost trend rates were as follows:

December 31, 2015
Health care cost trend rate assumed for 2016	6.81%
Rate to which the cost trend rate was assumed to decrease to (the ultimate trend rate)	5.00%
Year that the rate reached the ultimate trend rate	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. Prior to the Employee Transfer, we sponsored a contributory postretirement health care plan for employees that retired prior to April 1, 2014. The plan had an annual limitation (a cap) on the increase of the employer’s share of the cost of covered benefits. The cap on the increase in employer’s cost was 2.5% per year. The assumed increase in total health care cost exceeded the 2.5% indexed cap, so increasing or decreasing the health care cost trend rate by 1% did not materially change our obligation or expense for the postretirement health care plan.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. UNIT-BASED COMPENSATION

2006 LTIP
We sponsor the 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NSH units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the 2006 LTIP can include NSH unit options, performance units, distribution equivalent rights (DERs), restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2016, a total of 1,453,477 NSH units remained available to be awarded under the 2006 LTIP. Effective on the date of the Employee Transfer and the Assignment Agreement, we retain the expense associated with awards granted under the 2006 LTIP to our employees, whereas these expenses were previously reimbursed by NuStar Energy.

Unit Options. On November 16, 2007, we granted 324,100 NSH unit options at $31.55, which was our only grant of options under the 2006 LTIP. These options expired seven years after the grant date and vested in annual one-third increments beginning on November 16, 2010. The number of NSH unit options exercised during the year ended December 31, 2014 was 289,100. The total intrinsic value of the unit options exercised during the year ended December 31, 2014 was $2.8 million. There were no NSH unit options outstanding and exercisable as of December 31, 2016 and 2015.

The fair value of each NSH unit option grant was estimated using the Black-Scholes option-pricing model on the grant date. The expected life of NSH unit options granted was the period of time from the grant date to the date of expected exercise or other expected settlement. Expected volatility for NSH unit options was based on closing prices of NSH common units for periods corresponding to the life of options granted. Expected distribution yield was based on annualized distributions at the grant date for NSH unit options. The risk-free interest rate used was the implied yield currently available from the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options at the grant date for NSH unit options.

Restricted Units. What we refer to as “restricted units” are considered phantom units as they represent the right to receive our common units upon vesting. The following table summarizes information related to outstanding NSH restricted units awarded under the 2006 LTIP:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit
Balance as of January 1, 2014	39,204	21,194	60,398	$28.83
Granted	16,895	8,911	25,806	$34.22
Vested	(12,264)	(9,680)	(21,944)	$29.22
Forfeited	(4,745)	—	(4,745)	$27.46
Balance as of December 31, 2014	39,090	20,425	59,515	$31.13
Granted	26,240	12,814	39,054	$23.80
Vested	(11,403)	(10,086)	(21,489)	$30.80
Balance as of December 31, 2015	53,927	23,153	77,080	$27.51
Granted	32,456	12,126	44,582	$25.42
Vested	(15,251)	(11,637)	(26,888)	$28.23
Balance as of December 31, 2016	71,132	23,642	94,774	$26.32

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The outstanding restricted units granted to domestic employees are equity-classified awards and generally vest over 5 years, beginning one year after the grant date. The outstanding restricted units granted to non-employee directors (NEDs) are equity-classified awards that vest over 3 years, beginning one year after the grant date. The fair value of these awards is measured at the grant date.

The following table presents supplemental information regarding our restricted unit awards:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Unit Data)
DERs paid to restricted unitholders	$(167)	$(129)	$(118)
Fair value of restricted units that vested during the period	$700	$379	$742
Units issued for settlement of awards vested, net of employee tax withholding requirements	21,200	17,272	256,996

Unrecognized compensation cost related to our equity-classified awards totaled $2.4 million as of December 31, 2016, which we expect to recognize over a weighted-average period of 3.6 years.

2000 LTIP
Prior to the Employee Transfer, we sponsored the Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC could award up to 3,250,000 NS common units, and NuStar Energy reimbursed NuStar GP, LLC for all employee costs, including unit-based compensation costs. Awards under the 2000 LTIP could include NS unit options, restricted units, performance units, DERs and contractual rights to receive common units.

On March 1, 2016, in conjunction with the Employee Transfer, we transferred to NuStar Services Co all outstanding awards under the 2000 LTIP, which represented 730,288 units, and removed the obligation related to these unit-based awards from our consolidated balance sheet. Included in this number are 77,014 performance units. However, of the performance units transferred, only 35,373 were considered granted for accounting purposes, as the performance measure for the remaining tranches had not yet been set.

The following table summarizes information about awards we granted under the 2000 LTIP, prior to the Employee Transfer:

		Awards Granted
		Year Ended December 31,
	Vesting	2016	2015	2014
2000 LTIP:
Performance units	(a)	47,646	29,633	28,841
Restricted units	1/5 per year	—	250,563	208,714
Restricted units (grants to non-employee directors of NuStar GP, LLC)	1/3 per year	—	7,553	7,009

(a)	Performance units vest 1/3 per year if certain performance measures are met, as defined in the award agreements.

As of December 31, 2015, we had accrued $3.8 million for the outstanding awards of NS performance units and restricted units in “Accrued compensation expense” on our consolidated balance sheet.

The following table summarizes information pertaining to long-term incentive plan compensation expenses:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$490	$6,397	$10,934
Expenses resulting from NuStar GP Holdings awards	$661	$239	$129

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. INCOME TAXES

Components of income tax benefit (expense) were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Current:
U.S. federal	$—	$—	$1,123
U.S. state	(9)	51	42
Total current	(9)	51	1,165
Deferred:
U.S. federal	76	(940)	415
U.S. state	(1)	(12)	206
Total deferred	75	(952)	621
Total income tax benefit (expense)	$66	$(901)	$1,786

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(Thousands of Dollars)
Deferred income tax assets:
Unit-based compensation	$—	$2,115
Pension	—	7,561
Capital loss	1,344	1,290
Net operating loss	5,239	4,346
Foreign tax credits	74	69
Other	80	14
Total deferred income tax assets	6,737	15,395
Less: Valuation allowance	(1,418)	(1,359)
Net deferred income tax assets	5,319	14,036

Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(233)	(249)
Other employee benefits	—	(11,189)
Deferred income tax liabilities	(233)	(11,438)

Total net deferred income tax assets	$5,086	$2,598

Reported on the consolidated balance sheets as:
Deferred income tax assets, net (long-term)	$5,086	$5,258
Deferred income tax liabilities, net (current)	—	(2,660)
Total net deferred income tax assets	$5,086	$2,598

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016, our U.S. corporate operations have net operating loss carryforwards and capital loss carryforwards for tax purposes totaling approximately $15.0 million and $3.8 million, respectively, which are subject to a twenty-year and a five-year carryforward limitation, respectively, and expire in 2031 and 2017, respectively.

As of December 31, 2016 and 2015, we have a valuation allowance of $1.4 million related to our deferred tax assets. We estimate the amount of valuation allowance based upon our expectations of taxable income and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain capital loss carryforwards and foreign tax credits before they expire.

The realization of deferred income tax assets recorded as of December 31, 2016 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets as of December 31, 2016 will be realized, based upon expected future taxable income and potential tax planning strategies.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2016:
Net income	$16,676	$15,073	$17,320	$5,999	$55,068
Basic and diluted net income per unit	0.39	0.35	0.40	0.14	1.28
Cash distributions per unit	0.545	0.545	0.545	0.545	2.180
2015:
Net income	$26,805	$15,527	$16,917	$12,959	$72,208
Basic and diluted net income per unit	0.62	0.37	0.39	0.30	1.68
Cash distributions per unit	0.545	0.545	0.545	0.545	2.180

In the fourth quarter of 2016, NuStar Energy recognized a $58.7 million impairment charge on its term loan to Axeon Specialty Products LLC. In the first quarter of 2015, NuStar Energy recognized a $56.3 million gain in association with the Linden Acquisition. Please refer to Note 4 for a discussion of this acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
(c)    Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed under this Item 10 appears under the following headings in our Proxy Statement for the 2017 annual meeting of unitholders and is hereby incorporated by reference: “Information Regarding the Board of Directors;” “Proposal No. 1 Election of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Miscellaneous.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed under this Item 11 appears under the following headings in our Proxy Statement for the 2017 annual meeting of unitholders and is hereby incorporated by reference: “Compensation Discussion and Analysis;” “Executive Compensation;” “Compensation of Directors;” “Risk Oversight;” “Information Regarding the Board of Directors;” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Information required to be disclosed under this Item 12 appears under the following headings in our Proxy Statement for the 2017 annual meeting of unitholders and is hereby incorporated by reference: “Beneficial Ownership of NuStar Securities;” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed under this Item 13 appears under the following headings in our Proxy Statement for the 2017 annual meeting of unitholders and is hereby incorporated by reference: “Certain Relationships and Related Party Transactions;” and “Information Regarding the Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be disclosed under this Item 14 appears under the following headings in our Proxy Statement for the 2017 annual meeting of unitholders and is hereby incorporated by reference: “KPMG Fees;” and “Audit Committee Pre-Approval Policy.”

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
		Consolidated Balance Sheets as of December 31, 2016 and 2015
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Members’ Equity for the Years Ended December 31, 2016, 2015 and 2014
		Notes to Consolidated Financial Statements
	(2)
Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits.
		The following are filed or furnished, as applicable, as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.01	Certificate of Formation of UDS Logistics, LLC, dated June 5, 2000	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC, dated January 19, 2006	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.04	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 3.01

4.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Fourth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of November 25, 2016	NuStar Energy L.P.’s Current Report on Form 8-K filed November 25, 2016 (File No. 001-16417), Exhibit 3.1

4.04	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002 and effective January 8, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.05	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.06	Certificate of Amendment to Certificate of Limited Partnership of NuStar Logistics, L.P., dated and effective as of March 18, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.09

4.07	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.08	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

4.09	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.10	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.11	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.12	Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.13	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.14	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.15	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.16	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.17	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC, effective as of June 1, 2006	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.20

4.18	Third Amendment to First Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 29, 2016 and effective as of March 21, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 3.01

4.19	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940), Exhibit 4.01

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

10.04
Third Amendment to Revolving Credit Agreement, dated as of June 16, 2016, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 16, 2016 (File No. 001-32940), Exhibit 10.01

10.05	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

10.06
Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company , N.A.
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

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

10.15
First Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 19, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015 (File No. 001-16417), Exhibit 10.01

10.16	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.17	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.18
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.19
Second Amendment to Letter of Credit Agreement, dated as of January 17, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.10

10.20
Third Amendment to Letter of Credit Agreement, dated as of March 8, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.11

10.21
Fourth Amendment to Letter of Credit Agreement, dated as of April 19, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.12

10.22
Fifth Amendment to Letter of Credit Agreement, dated as of April 23, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.13

10.23
Sixth Amendment to Letter of Credit Agreement, dated as of November 3, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.1

10.24
Seventh Amendment to Letter of Credit Agreement, dated as of April 30, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015 (File No. 001-16417), Exhibit 10.02

10.25
Eighth Amendment to Letter of Credit Agreement, dated as of May 6, 2016, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 10.01

10.26	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.27
Letter of Credit Agreement dated as of September 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed September 9, 2014 (File No. 001-16417), Exhibit 10.01

10.28
Amendment No. 1 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of November 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.3

10.29
Maturity Extension Letter (Amendment No. 2) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of August 19, 2015 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2015 (File No. 001-16417), Exhibit 10.01

10.30
Maturity Extension Letter (Amendment No. 3) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2016 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 10.02

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

10.34
Purchase and Sale Agreement, dated as of June 15, 2015, among NuStar Energy Services, Inc., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and NuStar Supply & Trading LLC, as Originators, NuStar Energy L.P., as Servicer, and NuStar Finance LLC, as Buyer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.1

10.35
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as Borrower, the persons from time to time party thereto as Lenders and Group Agents, PNC Bank, National Association, as Administrative Agent, and NuStar Energy L.P., as initial Servicer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.2

10.36
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to the Purchase and Sale Agreement referenced above and the First Amendment to the Receivables Financing Agreement referenced above among the respective parties thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.26

+10.37	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.38	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan (substantially the same for 2011 and 2012 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.39	Form of 2013 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-32940), Exhibit 10.30

+10.40	Form of Phantom Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	*

+10.41	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-32940), Exhibit 10.27

+10.42	Form of Non-employee Director Phantom Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	*

+10.43	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.03

+10.44	NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016	NuStar Energy L.P.’s Proxy Statement on Schedule 14A filed December 17, 2015 (File No. 001-16417), Appendix A

+10.45	Form of 2011 and 2012 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.46	Form of 2013 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.15

+10.47	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-16417), Exhibit 10.28

+10.48
Form of Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2012 and 2013 awards with appropriate adjustments based on award dates)
NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-32940), Exhibit 10.12

+10.49	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.21

+10.50	Form of Non-employee Director Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-16417), Exhibit 10.31

+10.51	NuStar Energy L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

+10.52	Form of NuStar Energy L.P. Amended and Restated Change of Control Severance Agreement	NuStar Energy L.P.’s Current Report on Form 8-K filed August 4, 2016 (File No. 001-16417), Exhibit 10.1

+10.53	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.45

+10.54	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

10.55	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.56	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

10.57	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.58	Amended and Restated Services Agreement dated March 1, 2016 between NuStar Energy L.P., NuStar GP Holdings, LLC, NuStar GP, LLC and NuStar Services Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417), Exhibit 10.2

10.59	Assignment and Assumption Agreement dated March 1, 2016 between NuStar GP, LLC and NuStar Services Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417), Exhibit 10.1

10.60	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.61
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.62
Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC and NuStar Asphalt LLC dated August 2, 2012
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

10.63
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

10.64	Amended and Restated Transaction Agreement by and between LG Asphalt L.P. and NuStar Logistics, L.P. dated as of December 20, 2013	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.47

10.65	Amendment No. 1 to Amended and Restated Transaction Agreement dated as of January 29, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.48

10.66	Amendment No. 2 to Amended and Restated Transaction Agreement dated as of February 26, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.49

21.01	List of subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 23, 2017 (NuStar GP Holdings, LLC)	*
23.02	Consent of KPMG LLP dated February 23, 2017 (NuStar Energy L.P.)	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	**

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	**

99.01	Consolidated Financial Statements of NuStar Energy L.P. for December 31, 2016 and 2015	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

**	Furnished herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
An electronic copy of this Form 10-K is available on our website, free of charge, at http://www.nustargpholdings.com (select the “Investors” link, then the “SEC Filings” link). A paper copy of the Form 10-K also is available without charge to unitholders upon written request at the address below. Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar GP Holdings, LLC, 19003 IH-10 West, San Antonio, Texas 78257 or corporatesecretary@nustarenergy.com.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuStar GP Holdings, LLC (Registrant)

By:	/s/ Bradley C. Barron

Bradley C. Barron
President and Chief Executive Officer
February 23, 2017

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
February 23, 2017

By:	/s/ Jorge A. del Alamo

Jorge A. del Alamo
Senior Vice President and Controller
February 23, 2017

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 23, 2017
William E. Greehey

/s/ Bradley C. Barron	President, Chief Executive	February 23, 2017
Bradley C. Barron	Officer and Director (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President and	February 23, 2017
Thomas R. Shoaf	Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Senior Vice President and Controller	February 23, 2017
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 23, 2017
William B. Burnett

/s/ James F. Clingman	Director	February 23, 2017
James F. Clingman

/s/ Jelynne LeBlanc-Burley	Director	February 23, 2017
Jelynne LeBlanc-Burley