Form 10-Q
period 2017-03-31
NuStar GP Holdings, LLC
filed 2017-05-09
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2017 was 42,951,749.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$588	$207
Income tax receivable	303	303
Prepaid expenses and other current assets	290	292
Total current assets	1,181	802
Investment in NuStar Energy L.P.	263,337	268,742
Deferred income tax assets, net	5,086	5,086
Total assets	$269,604	$274,630
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$31,000	$30,000
Payable to related party	80	317
Accounts payable	173	1
Accrued liabilities	259	460
Taxes other than income tax	8	64
Total current liabilities	31,520	30,842
Commitments and contingencies (Note 8)
Members’ equity (42,951,749 common units outstanding as of March 31, 2017 and December 31, 2016)	251,398	257,662
Accumulated other comprehensive loss	(13,314)	(13,874)
Total members’ equity	238,084	243,788
Total liabilities and members’ equity	$269,604	$274,630
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2017	2016
Equity in earnings of NuStar Energy L.P.	$18,112	$17,015

General and administrative expenses:
Third parties	(587)	(749)
Related party	(241)	(83)
Total general and administrative expenses	(828)	(832)
Other income, net	—	613
Interest expense, net	(292)	(246)
Income before income tax benefit	16,992	16,550
Income tax benefit	—	126
Net income	$16,992	$16,676
Net income per unit	$0.39	$0.39
Weighted-average number of common units outstanding	42,951,749	42,930,549
Comprehensive income	$17,552	$9,958
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$16,992	$16,676
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(18,112)	(17,015)
Distributions of equity in earnings from NuStar Energy L.P.	18,112	17,015
Gain on sale of NuStar Energy L.P. common limited partner units in connection with unit-based compensation	—	(613)
Unit-based compensation expense	203	114
Amortization of deferred debt costs	42	42
Benefit for deferred income tax	—	(128)
Changes in current assets and liabilities (Note 6)	(362)	(1,991)
Increase in long-term receivable from related party	—	(900)
Increase in long-term liabilities	—	1,183
Net cash provided by operating activities	16,875	14,383
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	5,965	6,937
Investment in NuStar Energy L.P.	—	(160)
Proceeds from sale of NuStar Energy L.P. common units in connection with unit-based compensation	—	1,319
Net cash provided by investing activities	5,965	8,096
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	1,000	4,000
Distributions to unitholders	(23,408)	(23,397)
Other, net	(51)	—
Net cash used in financing activities	(22,459)	(19,397)
Net increase in cash and cash equivalents	381	3,082
Cash and cash equivalents as of the beginning of the period	207	34
Cash and cash equivalents as of the end of the period	$588	$3,116
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy or NS) (NYSE: NS). As of March 31, 2017, we have an approximate 15% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. NuStar Energy conducts its operations through its subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P.

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.475 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics issued $550.0 million of 5.625% senior notes for net proceeds of $543.8 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $372.2 million. In conjunction with the Navigator Acquisition, we amended and restated NuStar Energy’s partnership agreement to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 10 for a discussion of these transactions.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of NuStar GP Holdings and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.

We account for our investment in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2017 and 2016 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date. These

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Certain previously reported amounts in the 2016 consolidated financial statements and condensed notes have been reclassified to conform to 2017 presentation.

New Accounting Pronouncement
Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our statements of cash flows or disclosures.

2. INVESTMENT IN NUSTAR ENERGY
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	March 31, 2017	December 31, 2016
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$253,666	$377,183
Property, plant and equipment, net	3,723,268	3,722,283
Goodwill	696,637	696,637
Other non-current assets	221,845	234,442
Total assets	$4,895,416	$5,030,545
Current liabilities	$254,492	$289,396
Long-term debt	2,951,980	3,014,364
Other non-current liabilities	118,601	115,168
Total liabilities	3,325,073	3,418,928
NuStar Energy partners’ equity	1,570,343	1,611,617
Total liabilities and partners’ equity	$4,895,416	$5,030,545

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$487,430	$405,703
Operating income	$97,139	$94,565
Net income	$57,940	$57,401

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	March 31, 2017	December 31, 2016
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$1,570,343	$1,611,617
Less NuStar Energy’s preferred limited partners’ equity	218,307	218,400
NuStar Energy’s partners’ equity, excluding preferred limited partners’ equity	1,352,036	1,393,217
NuStar GP Holdings’ ownership interest in NuStar Energy	14.7%	14.7%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	198,749	204,803
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	64,588	63,939
Investment in NuStar Energy	$263,337	$268,742

We do not own any NuStar Energy preferred limited partner units. Accordingly, we subtract NuStar Energy’s preferred limited partners’ equity from its total equity and apply our ownership percentage of NuStar Energy’s remaining equity when reconciling to our investment in NuStar Energy above.

3. RELATED PARTY TRANSACTIONS

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

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC managed the operations of NuStar Energy under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated specifically to NuStar GP Holdings (the Holdco Administrative Services Expense). For the three months ended March 31, 2016, NuStar Energy reimbursed NuStar GP, LLC $32.0 million for payroll, employee benefit plan and unit-based compensation expenses and $0.1 million related to other expenses. The Holdco Administrative Services Expense totaled $0.3 million for the three months ended March 31, 2016.

In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, a wholly owned subsidiary of NuStar Energy, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. We incurred administrative expenses related to the Amended GP Services Agreement of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, which are reported in related party general and administrative expenses on the consolidated statements of comprehensive income.

Balance Sheet Items. We had a payable to NuStar Energy of $0.1 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to certain NS common units, including those recently issued by NuStar Energy in connection with the Navigator Acquisition. Please refer to Note 10 for further discussion.

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and common limited partners:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,343	$1,961
General partner incentive distribution rights	12,912	10,805
Total general partner distribution	15,255	12,766
Common limited partner distribution	11,185	11,144
Total distributions to NuStar GP Holdings	26,440	23,910
Public common limited partners’ distribution	90,728	74,141
Total cash distributions	$117,168	$98,051
Cash distributions per unit applicable to common limited partners	$1.095	$1.095

The following table summarizes information related to NuStar Energy’s quarterly cash distributions to its general and common limited partners:

Quarter Ended	Cash Distributions Per Common Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2017 (a)	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on April 24, 2017.

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$—	$1,143
Other receivables	—	(32)
Prepaid expenses and other current assets	(40)	76
Increase (decrease) in current liabilities:
Payable to related party	(237)	—
Accounts payable	172	(220)
Accrued compensation expense	—	(1,339)
Accrued liabilities	(201)	(81)
Taxes other than income tax	(56)	(1,538)
Changes in current assets and current liabilities	$(362)	$(1,991)

Cash flows related to interest were as follows:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Cash paid for interest	$251	$200

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

As of March 31, 2017, we had outstanding borrowings of $31.0 million and availability of $19.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. The weighted-average interest rates related to borrowings under our revolving credit facility as of March 31, 2017 and December 31, 2016, were 3.0% and 2.8%, respectively.

Our revolving credit facility requires that NuStar Energy’s consolidated debt coverage ratio (as defined in our revolving credit agreement) not exceed 5.50-to-1.00 as of March 31, 2017. We are also required to receive cash distributions each fiscal quarter of at least $16.0 million in respect of our ownership interests in NuStar Energy. Our management believes that we are in compliance with the covenants in the revolving credit facility as of March 31, 2017.

8. COMMITMENTS AND CONTINGENCIES

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of January 1, 2017	$243,788
Net income	16,992
Distributions to unitholders	(23,408)
Share of NuStar Energy’s other comprehensive income	560
Unit-based compensation expense	152
Balance as of March 31, 2017	$238,084

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,409	$23,397

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2017 (a)	$0.545	$23,409	May 8, 2017	May 16, 2017
December 31, 2016	$0.545	$23,408	February 8, 2017	February 15, 2017

(a)	The distribution was announced on April 24, 2017.

10. SUBSEQUENT EVENTS

Navigator Acquisition
On April 11, 2017, NuStar Logistics and NuStar Energy entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.475 billion, subject to customary adjustments at and following closing. Navigator owns and operates crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas consisting of: (i) more than 500 miles of crude oil gathering and transportation pipelines with approximately 92,000 barrels per day ship-or-pay volume commitments and deliverability of approximately 412,000 barrels per day; (ii) a pipeline gathering system with more than 200 connected producer tank batteries capable of more than 400,000 barrels per day of pumping capacity covering over 500,000 dedicated acres with fixed fee contracts; and (iii) approximately 1.0 million barrels of crude oil storage capacity with 440,000 barrels contracted to third parties.

NuStar Energy closed on the Navigator Acquisition on May 4, 2017 and funded the purchase price with the net proceeds of the equity and debt issuances described below. The Navigator Acquisition broadens NuStar Energy’s geographic footprint by marking its entry into the Permian Basin and complements its existing asset base. NuStar Energy believes this acquisition provides a strong growth platform that, when coupled with its assets in the Eagle Ford region, solidifies its presence in two of the most prolific basins in the United States.

We amended and restated NuStar Energy’s partnership agreement in connection with NuStar Energy’s issuance of the Series B Preferred Units described below and the Navigator Acquisition to waive up to an aggregate $22.0 million of the quarterly incentive distributions payable to us for any NS common units issued from the date of the Acquisition Agreement (other than

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

those attributable to NS common units issued under any equity compensation plan) for ten consecutive quarters, starting with the second quarter of 2017.

Issuance of Common Units
On April 18, 2017, NuStar Energy issued 14,375,000 common units representing limited partner interests at a price of $46.35 per unit. NuStar Energy used the net proceeds from this offering of $657.5 million, including our contribution of $13.6 million to maintain our 2% general partner interest, to fund a portion of the purchase price for the Navigator Acquisition. Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to these common units. We borrowed approximately $14.0 million under our revolving credit facility to fund our general partner contribution to NuStar Energy, and our common limited partner ownership interest in NuStar Energy was approximately 11% subsequent to this issuance.

Issuance of 5.625% Senior Notes
On April 28, 2017, NuStar Logistics issued $550.0 million of 5.625% senior notes due April 28, 2027. NuStar Energy used the net proceeds of $543.8 million from the offering to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses.

Issuance of Series B Preferred Units
On April 28, 2017, NuStar Energy issued 15,400,000 of its Series B Preferred Units representing limited partner interests at a price of $25.00 per unit. NuStar Energy used the net proceeds of $372.2 million from the issuance of the Series B Preferred Units to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses.

Distributions on the Series B Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable on the 15th day of each of March, June, September and December of each year (beginning on September 15, 2017) to holders of record on the first day of each payment month. The initial distribution rate on the Series B Preferred Units to, but not including, June 15, 2022 is 7.625% per annum of the $25.00 liquidation preference per unit (equal to $1.90625 per unit per annum). On and after June 15, 2022, distributions on the Series B Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.643%. The Series B Preferred Units rank senior to NuStar Energy’s common units with respect to distribution rights and rights upon liquidation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy or NS), a publicly traded Delaware limited partnership (NYSE: NS). As of March 31, 2017, we have an approximate 15% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

We account for our investment in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations.

NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom.

NuStar Energy’s partnership agreement requires that it distribute all available cash to its common limited partners and general partner each quarter. Available cash is generally defined as cash receipts less cash disbursements (including distributions to holders of NuStar Energy’s preferred units) and cash reserves established by NuStar Energy’s board of directors, in its sole discretion. Similarly, we are required by our limited liability company agreement to distribute all of our available cash at the end of each quarter, generally defined in our limited liability company agreement as cash on hand at the end of the quarter, less reserves established by our board of directors.

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.475 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics, L.P. issued $550.0 million of 5.625% senior notes for net proceeds of $543.8 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units for net proceeds of $372.2 million. In conjunction with the Navigator Acquisition, we amended and restated NuStar Energy’s partnership agreement to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 10 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of these transactions.

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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,
	2017	2016	Change
Equity in earnings of NuStar Energy	$18,112	$17,015	$1,097

General and administrative expenses	(828)	(832)	4
Other income, net	—	613	(613)
Interest expense, net	(292)	(246)	(46)
Income before income tax benefit	16,992	16,550	442
Income tax benefit	—	126	(126)
Net income	$16,992	$16,676	$316
Net income per unit	$0.39	$0.39	$—

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended March 31,
	2017	2016	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$487,430	$405,703	$81,727
Cost of product sales	207,806	128,990	78,816
Operating expenses	101,026	105,221	(4,195)
Depreciation and amortization expense	54,671	50,987	3,684
Segment operating income	123,927	120,505	3,422
General and administrative expenses	24,595	23,785	810
Other depreciation and amortization expense	2,193	2,155	38
Operating income	$97,139	$94,565	$2,574

Net income	$57,940	$57,401	$539

Net income per unit applicable to common limited partners	$0.49	$0.57	$(0.08)

Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$—

NuStar Energy’s net income remained flat for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The slight increase in NuStar Energy’s segment operating income of $3.4 million was partially offset by an increase of $2.3 million in interest expense. Within NuStar Energy’s segment operating income, higher operating income from its fuels marketing segment was partially offset by a decrease in operating income from its storage segment.
Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2017	2016	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$804	$932	$(128)
General partner incentive distribution rights (IDRs)	12,912	10,805	2,107
General partner’s interest in earnings and incentive distributions of NuStar Energy	13,716	11,737	1,979
Common limited partner interest in earnings of NuStar Energy	5,117	5,999	(882)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$18,112	$17,015	$1,097

Our equity in earnings in NuStar Energy increased $1.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to an increase in our equity in earnings related to our IDRs resulting from NuStar Energy’s common unit issuance in April 2017. The common units from this issuance increased NuStar Energy’s total cash distributions attributable to the first quarter 2017, and because our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions on common units, our equity in earnings of NuStar Energy related to our IDRs increased for the period.

The increase in our equity in earnings related to our IDRs is partially offset by a decrease in our equity in earnings related to our general and common limited partner interest. NuStar Energy’s earnings are first allocated to its preferred units in an amount equal to its earned distributions. Accordingly, our general and common limited partner interest in NuStar Energy for the three months ended March 31, 2017 reflects the reduction in the remaining earnings of NuStar Energy that are allocated to us after deducting the preferred limited partner interest as well as the higher IDRs.

Other Income, Net
For the three months ended March 31, 2016, we recognized other income of $0.6 million due to gains resulting from the satisfaction of certain NuStar Energy long-term incentive awards prior to the employee transfer on March 1, 2016.

TRENDS AND OUTLOOK

NuStar Energy has developed a business model based on strategic diversification: it provides a broad array of services to a diverse customer base in sectors across the energy industry with its portfolio of assets positioned in geographic markets around the globe. NuStar Energy believes its model both protects its results, even through challenging economic conditions, and best positions it for continued growth.

NuStar Energy believes that the fact that it provides both storage and pipeline services, for crude and refined products, to customers across the country and around the world, offers some insulation from the impact of commodity market price fluctuations on its results of operations. Since high crude oil prices have tended to benefit NuStar Energy’s producer customers, high prices have also correlated with increased demand for its crude oil pipeline services. On the other hand, depressed crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for its storage services. In the locations at which NuStar Energy’s assets are integrated physically with the refineries the assets serve, it believes the results generated by those assets depend to a greater degree on the refinery’s continuing need to receive, store and transport the crude and refined products than on crude or refined product prices.

Due to the geographic diversity of NuStar Energy’s asset base, as compared, for example, to certain of its peers with assets portfolios concentrated in the U.S. shale play regions, its results of operations have not been as hard hit by the significant reduction in drilling activity in domestic shale play regions that was driven by sustained low crude oil prices during the past few years. Before the Navigator Acquisition, NuStar Energy’s domestic shale play region assets consisted of its pipeline and storage system in the Eagle Ford, which generated only 12% of its total pipeline and storage segment revenue in 2016.

The Navigator Acquisition broadens NuStar Energy’s geographic footprint by marking its entry into the Permian Basin, one of the most prolific domestic shale basins, and complements its existing asset base. The Permian Basin, which is one of the fastest-growing basins in the United States, represents approximately forty percent of all onshore rig activity in the United States. In addition, this fully integrated crude system is located in some of the most economic and resilient areas of the basin, resulting in some of the lowest break-even values in the United States, and provides customers with access to multiple downstream end markets. NuStar Energy believes this acquisition provides a strong growth platform that, when coupled with its assets in the Eagle Ford region, solidifies its presence in two of the most prolific basins in the United States.

Like NuStar Energy’s Eagle Ford system, the Navigator system is crude-focused, which could increase the potential impact of crude oil prices on its results of operations; however, NuStar Energy believes its contracts, many of which are long-term, take-or-pay arrangements for committed storage or throughput capacity, should help to blunt the impact of volatility of crude oil prices on its results of operations. Although NuStar Energy’s assets in the Eagle Ford region have experienced lower throughputs as production has slowed, the fact that it has minimum volume throughput contracts with large, creditworthy customers has limited the negative impact of that slowdown on its results of operations. In addition to acreage dedication agreements for over 500,000 acres, the Navigator system’s contracts include several long-term ship-or-pay contracts with minimum volume commitments from, as well as storage contracts with, creditworthy customers, which should serve as a buffer for NuStar Energy’s results of operations from declines in Permian Basin production.

NuStar Energy expects volumes in its pipeline segment to increase over the remainder of 2017, mainly due to NuStar Energy’s acquisition of the Navigator crude oil pipeline system’s approximately 92,000 barrels per day ship-or-pay volume commitments, as well as its approximately 412,000 barrels per day of delivery capacity and over 500,000 contractually dedicated acres. Although NuStar Energy expects full-year earnings in 2017 to benefit from the Navigator Acquisition, NuStar Energy’s second quarter of 2017 will be burdened with professional fees incurred in connection with closing this acquisition.

In order to fund the purchase price for the Navigator Acquisition, NuStar Energy issued common units and a new series of preferred units, as well as long-term debt. Accordingly, NuStar Energy’s financing costs, specifically common and preferred unit distributions and interest expense, will be higher than previously expected as a result of the acquisition.

NuStar Energy expects its storage segment to benefit in 2017 from favorable storage contract renewals, NuStar Energy’s acquisition of storage assets from Martin Operating Partnership L.P. and lower operating expenses.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as it bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control. These factors include, but are not limited to, the state of the economy and the capital markets, changes to its customers’ refinery maintenance schedules and unplanned refinery downtime, crude oil prices, the supply of and demand for crude oil, refined products and anhydrous ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

In conjunction with the Navigator Acquisition, we agreed to waive certain quarterly distributions with respect to our incentive distribution rights. Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to certain NS common units, including those recently issued by NuStar Energy in connection with the Navigator Acquisition.

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
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash to its common limited partners and general partner within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. Available cash is generally defined as cash receipts less cash disbursements (including distributions to holders of NuStar Energy’s preferred units) and cash reserves established by NuStar Energy’s board of directors, in its sole discretion. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Per Unit and Percentage Data)
Cash distributions per unit applicable to common limited partners	$1.095	$1.095
Total cash distributions by NuStar Energy to its general and common limited partners	$117,168	$98,051
Cash distributions we received from NuStar Energy:
General partner interest	$2,343	$1,961
General partner incentive distribution rights (IDRs)	12,912	10,805
Limited partner interest – common units	11,185	11,144
Total cash distributions to us	$26,440	$23,910
Distributions to us as a percentage of total cash distributions to NuStar Energy’s general and common limited partners	22.6%	24.4%

Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to certain NS common units, including those recently issued by NuStar Energy in connection with the Navigator Acquisition. Please refer to Note 10 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.
Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016
Cash distributions received from NuStar Energy were $24.0 million for each of the three months ended March 31, 2017 and 2016, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $23.4 million for each of the three months ended March 31, 2017 and 2016.

Credit Facility
As of March 31, 2017, we had outstanding borrowings of $31.0 million and availability of $19.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2017, the weighted-average interest rate was 3.0%. Our management believes that we are in compliance with the covenants of our revolving credit facility as of March 31, 2017. We are in discussions with the lenders to renew or replace our revolving credit facility, which will mature on June 27, 2017. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

Cash Distributions to Unitholders
Our limited liability company agreement requires that, within 50 days after the end of each quarter, we distribute all of our available cash to the holders of record of our units on the applicable record date. Available cash is defined generally as all cash on hand at the end of any calendar quarter less the amount of cash reserves necessary or appropriate, as determined in good faith by our board of directors, to service debt we may incur, if any, and to fund general and administrative expenses, future distributions and other miscellaneous cash requirements. The following table reflects our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545
Total cash distributions	$23,409	$23,397

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-Q for the quarter ended March 31, 2017.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

4.01
Fifth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 28, 2017 (incorporated by reference to Exhibit 3.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

10.01
Form of Performance Unit Award Agreement for 2017 under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-16417))

10.02
Amendment to the NuStar Excess Thrift Plan, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-16417))

10.03
Ninth Amendment to Letter of Credit Agreement, dated as of April 17, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.03 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-16417))

10.04
Membership Interest Purchase and Sale Agreement, dated April 11, 2017, by and between NuStar Logistics, L.P., NuStar Energy L.P. and FR Navigator Holdings LLC (incorporated by reference to Exhibit 2.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 11, 2017 (File No. 001-16417))

10.05
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.4 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

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
May 9, 2017

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 9, 2017

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 9, 2017