Form 10-Q
period 2017-06-30
NuStar GP Holdings, LLC
filed 2017-08-08
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2017 was 42,951,749.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287	$207
Income tax receivable	303	303
Prepaid expenses and other current assets	313	292
Total current assets	903	802
Investment in NuStar Energy L.P.	304,989	268,742
Deferred income tax assets, net	5,080	5,086
Total assets	$310,972	$274,630
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$42,500	$30,000
Payable to related party	86	317
Accounts payable	7	1
Accrued liabilities	312	460
Taxes other than income tax	5	64
Total current liabilities	42,910	30,842
Commitments and contingencies (Note 8)
Members’ equity (42,951,749 common units outstanding as of June 30, 2017 and December 31, 2016)	279,454	257,662
Accumulated other comprehensive loss	(11,392)	(13,874)
Total members’ equity	268,062	243,788
Total liabilities and members’ equity	$310,972	$274,630
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity in earnings of NuStar Energy L.P.	$10,963	$16,280	$29,075	$33,295

General and administrative expenses:
Third parties	(613)	(591)	(1,200)	(1,340)
Related party	(242)	(250)	(483)	(333)
Total general and administrative expenses	(855)	(841)	(1,683)	(1,673)
Other income, net	41,603	—	41,603	613
Interest expense, net	(394)	(267)	(686)	(513)
Income before income tax (expense) benefit	51,317	15,172	68,309	31,722
Income tax (expense) benefit	(6)	(99)	(6)	27
Net income	$51,311	$15,073	$68,303	$31,749
Net income per unit	$1.19	$0.35	$1.58	$0.74
Weighted-average number of common units outstanding	42,951,749	42,931,059	42,951,749	42,930,804
Comprehensive income	$53,233	$11,607	$70,785	$21,565
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$68,303	$31,749
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(29,075)	(33,295)
Distributions of equity in earnings from NuStar Energy L.P.	29,075	33,295
Gain related to NuStar Energy L.P.’s issuance of common limited partner units	(41,603)	—
Gain on sale of NuStar Energy L.P. common limited partner units in connection with unit-based compensation	—	(613)
Unit-based compensation expense	408	287
Amortization of deferred debt costs	85	84
Provision (benefit) for deferred income tax	6	(29)
Changes in current assets and liabilities (Note 6)	(373)	(4,413)
Increase in long-term receivable from related party	—	(898)
Increase in long-term liabilities	—	1,183
Net cash provided by operating activities	26,826	27,350
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	21,436	14,608
Investment in NuStar Energy L.P.	(13,597)	(161)
Proceeds from sale of NuStar Energy L.P. common units in connection with unit-based compensation	—	1,319
Net cash provided by investing activities	7,839	15,766
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	15,500	4,000
Repayment of short-term debt	(3,000)	—
Distributions to unitholders	(46,817)	(46,794)
Other, net	(268)	(41)
Net cash used in financing activities	(34,585)	(42,835)
Net increase in cash and cash equivalents	80	281
Cash and cash equivalents as of the beginning of the period	207	34
Cash and cash equivalents as of the end of the period	$287	$315
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy or NS) (NYSE: NS). As of June 30, 2017, we have an approximate 13% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. NuStar Energy conducts its operations through its subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. Unless otherwise indicated, the term “NuStar Energy” is used in this report to refer to NuStar Energy L.P., to one or more of its consolidated subsidiaries or to all of them taken as a whole.

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 2 for a discussion of these transactions.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2017 and 2016 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date. These

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements
Unit-Based Payments. In May 2017, the Financial Accounting Standards Board (FASB) issued amended guidance that clarifies when a change to the terms and conditions of a unit-based payment award is accounted for as a modification. Under the amended guidance, an entity will apply modification accounting if the value, vesting or classification of the unit-based payment award changes. The guidance is effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied prospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Statement of Cash Flows. In August 2016, the FASB issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our statements of cash flows or disclosures.

2. INVESTMENT IN NUSTAR ENERGY

Navigator Acquisition
On April 11, 2017, NuStar Energy entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion, subject to customary adjustments at and following closing. NuStar Energy closed on the Navigator Acquisition on May 4, 2017 and funded the purchase price with the net proceeds of the equity and debt issuances described below. The assets acquired consisted of crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas consisting of: (i) more than 500 miles of crude oil gathering and transportation pipelines with approximately 92,000 barrels per day ship-or-pay volume commitments and deliverability of approximately 412,000 barrels per day; (ii) a pipeline gathering system with more than 200 connected producer tank batteries capable of more than 400,000 barrels per day of pumping capacity covering over 500,000 dedicated acres with fixed fee contracts; and (iii) approximately 1.0 million barrels of crude oil storage capacity with 440,000 barrels contracted to third parties.

The Navigator Acquisition broadens NuStar Energy’s geographic footprint by marking its entry into the Permian Basin and complements its existing asset base. NuStar Energy believes this acquisition provides a strong growth platform that, when coupled with its assets in the Eagle Ford region, solidifies its presence in two of the most prolific basins in the United States.

In connection with NuStar Energy’s issuance of the Series B Preferred Units described below and the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to waive up to an aggregate $22.0 million of the quarterly incentive distributions payable to us for any NS common units issued from the date of the Acquisition Agreement (other than those attributable to NS common units issued under any equity compensation plan) for ten consecutive quarters, starting with the distributions for the second quarter of 2017.

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

This issuance resulted in a gain of $41.6 million for the three and six months ended June 30, 2017, which is included in “Other income, net” on our condensed consolidated statements of comprehensive income, and represents the increase in the value of our proportionate share of NuStar Energy’s capital.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Issuance of Series B Preferred Units
On April 28, 2017, NuStar Energy issued 15,400,000 of its Series B Preferred Units representing limited partner interests at a price of $25.00 per unit. NuStar Energy used the net proceeds of $371.8 million from the issuance of the Series B Preferred Units to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses.

The Series B Preferred Units rank senior to our general partner and common limited partner interests with respect to distribution rights and rights upon liquidation. Distributions on the Series B Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable quarterly. The holders of the Preferred Units are entitled to receive quarterly distributions at an initial distribution rate of 7.625% per annum of the $25.00 liquidation preference per unit (equal to $1.90625 per unit per annum). On and after June 15, 2022, distributions on the Series B Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.643%.
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	June 30, 2017	December 31, 2016
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$230,862	$377,183
Property, plant and equipment, net	4,147,333	3,722,283
Goodwill	1,023,359	696,637
Intangible assets, net	857,616	127,083
Other non-current assets	100,154	107,359
Total assets	$6,359,324	$5,030,545
Current liabilities	$654,517	$289,396
Long-term debt	3,073,864	3,014,364
Other non-current liabilities	129,894	115,168
Total liabilities	3,858,275	3,418,928
NuStar Energy partners’ equity	2,501,049	1,611,617
Total liabilities and partners’ equity	$6,359,324	$5,030,545

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$435,488	$437,804	$922,918	$843,507
Operating income	$73,404	$91,217	$170,543	$185,782
Net income	$26,250	$52,517	$84,190	$109,918

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	June 30, 2017	December 31, 2016
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$2,501,049	$1,611,617
Less NuStar Energy’s preferred limited partners’ equity	589,953	218,400
NuStar Energy’s partners’ equity, excluding preferred limited partners’ equity	1,911,096	1,393,217
NuStar GP Holdings’ ownership interest in NuStar Energy	12.8%	14.7%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	244,620	204,803
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	60,369	63,939
Investment in NuStar Energy	$304,989	$268,742

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

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC managed the operations of NuStar Energy under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated specifically to NuStar GP Holdings (the Holdco Administrative Services Expense). For the six months ended June 30, 2016, NuStar Energy reimbursed NuStar GP, LLC $32.1 million for payroll, employee benefit plan and unit-based compensation expenses and $0.1 million related to other expenses. The Holdco Administrative Services Expense totaled $0.2 million for the six months ended June 30, 2016.

In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, a wholly owned subsidiary of NuStar Energy, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. Administrative expenses related to the Amended GP Services Agreement are reported in related party general and administrative expenses on the consolidated statements of comprehensive income.

Balance Sheet Items. We had a payable to NuStar Energy of $0.1 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively, mainly comprised of service fees and expenses paid on our behalf.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DISTRIBUTIONS FROM NUSTAR ENERGY

Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to certain NS common units, including those recently issued by NuStar Energy in connection with the Navigator Acquisition. Please refer to Note 2 for further discussion.

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general and common limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,302	$1,961	$4,645	$3,922
General partner incentive distribution rights	10,912	10,805	23,824	21,610
Total general partner distribution	13,214	12,766	28,469	25,532
Common limited partner distribution	11,185	11,185	22,370	22,329
Total distributions to NuStar GP Holdings	24,399	23,951	50,839	47,861
Public common limited partners’ distribution	90,684	74,100	181,412	148,241
Total cash distributions	$115,083	$98,051	$232,251	$196,102
Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$2.190	$2.190

The following table summarizes information related to NuStar Energy’s quarterly cash distributions to its general and common limited partners:

Quarter Ended	Cash Distributions Per Common Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2017 (a)	$1.095	$115,083	August 7, 2017	August 11, 2017
March 31, 2017	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on July 28, 2017.

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2017	2016
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$—	$(1,124)
Other receivables	—	(32)
Prepaid expenses and other current assets	59	(53)
Increase (decrease) in current liabilities:
Payable to related party	(231)	—
Accounts payable	6	(203)
Accrued compensation expense	—	(1,339)
Accrued liabilities	(148)	(9)
Taxes other than income tax	(59)	(1,653)
Changes in current assets and current liabilities	$(373)	$(4,413)

Cash flows related to interest and income tax were as follows:

	Six Months Ended June 30,
	2017	2016
	(Thousands of Dollars)
Cash paid for interest	$597	$418
Cash paid for income tax	$—	$2

7. CREDIT FACILITY
Our revolving credit facility dated June 28, 2013 currently has a borrowing capacity of up to $60.0 million, of which up to $10.0 million may be available for letters of credit. We amended this facility on June 27, 2017 to, among other things, extend its maturity to June 27, 2018 and increase its borrowing capacity from $50.0 million to $60.0 million. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk has pledged a total of 2,926,833 NuStar Energy common units that it owns to secure its guarantee. Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy, to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements.

As of June 30, 2017, we had outstanding borrowings of $42.5 million and availability of $17.5 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. The weighted-average interest rates related to borrowings under our revolving credit facility as of June 30, 2017 and December 31, 2016, were 3.3% and 2.8%, respectively.

Our revolving credit facility requires that NuStar Energy comply with the financial covenant in NuStar Logistics’ credit agreement, which requires NuStar Energy’s consolidated debt coverage ratio (as defined in NuStar Logistics’ credit agreement) not exceed 5.50-to-1.00 as of June 30, 2017. We are also required to receive cash distributions each fiscal quarter of at least $19.0 million in respect of our ownership interests in NuStar Energy. Our management believes that we are in compliance with the covenants in the revolving credit facility as of June 30, 2017.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of January 1, 2017	$243,788
Net income	68,303
Distributions to unitholders	(46,817)
Share of NuStar Energy’s other comprehensive income	2,482
Unit-based compensation expense	306
Balance as of June 30, 2017	$268,062

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,408	$23,398	$46,817	$46,795

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2017 (a)	$0.545	$23,408	August 7, 2017	August 15, 2017
March 31, 2017	$0.545	$23,409	May 8, 2017	May 16, 2017
December 31, 2016	$0.545	$23,408	February 8, 2017	February 15, 2017

(a)	The distribution was announced on July 28, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy or NS), a publicly traded Delaware limited partnership (NYSE: NS). As of June 30, 2017, we have an approximate 13% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights (IDRs) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

We account for our investment in NuStar Energy using the equity method. Therefore, our financial results reflect a portion of NuStar Energy’s net income based on our ownership interest in NuStar Energy. We have no separate operating activities apart from those conducted by NuStar Energy and therefore generate no revenues from operations. Unless otherwise indicated, the term “NuStar Energy” is used in this report to refer to NuStar Energy L.P., to one or more of its consolidated subsidiaries or to all of them taken as a whole.

NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom.

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

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics, L.P. issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units for net proceeds of $371.8 million. In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of these transactions.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2017	2016	Change
Equity in earnings of NuStar Energy	$10,963	$16,280	$(5,317)

General and administrative expenses	(855)	(841)	(14)
Other income, net	41,603	—	41,603
Interest expense, net	(394)	(267)	(127)
Income before income tax expense	51,317	15,172	36,145
Income tax expense	(6)	(99)	93
Net income	$51,311	$15,073	$36,238
Net income per unit	$1.19	$0.35	$0.84

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended June 30,
	2017	2016	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$435,488	$437,804	$(2,316)
Cost of product sales	144,479	157,617	(13,138)
Operating expenses	116,400	112,662	3,738
Depreciation and amortization expense	65,402	51,517	13,885
Segment operating income	109,207	116,008	(6,801)
General and administrative expenses	33,604	22,657	10,947
Other depreciation and amortization expense	2,199	2,134	65
Operating income	$73,404	$91,217	$(17,813)

Net income	$26,250	$52,517	$(26,267)

Net income per unit applicable to common limited partners	$0.05	$0.52	$(0.47)

Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $26.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to increased interest expense, increased general and administrative expenses and decreased segment operating income.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended June 30,
	2017	2016	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$108	$834	$(726)
General partner IDRs	10,912	10,805	107
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,020	11,639	(619)
Common limited partner interest in earnings of NuStar Energy	664	5,362	(4,698)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$10,963	$16,280	$(5,317)

Our equity in earnings in NuStar Energy decreased $5.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a decrease in our equity in earnings related to our general and common limited partner interests, which was mostly due to a decrease in NuStar Energy’s net income. Also, NuStar Energy issued preferred units in the fourth quarter of 2016 and in the second quarter of 2017, and NuStar Energy’s earnings are first allocated to its preferred units in an amount equal to its earned distributions. Accordingly, earnings allocated to our general and common limited partner interests for the three months ended June 30, 2017 were reduced as a portion of its earnings were allocated to the preferred limited partner interest.

Our equity in earnings of NuStar Energy related to our IDRs increased slightly as a result of NuStar Energy’s issuances of common units in 2016. Our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions. In connection with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to waive our IDRs related to NuStar Energy’s common units issued in April of 2017. Although we received incentive distributions with respect to these units for the first quarter of 2017, we will not receive incentive distributions with respect to these units for ten consecutive quarters beginning with the distribution earned for the second quarter of 2017.

Other Income, Net
For the three months ended June 30, 2017 we recognized other income of $41.6 million due to a gain resulting from NuStar Energy’s issuance of common units in the second quarter of 2017. The gain represents the increase in value of our proportionate share of NuStar Energy’s capital.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,
	2017	2016	Change
Equity in earnings of NuStar Energy	$29,075	$33,295	$(4,220)
General and administrative expenses	(1,683)	(1,673)	(10)
Other income, net	41,603	613	40,990
Interest expense, net	(686)	(513)	(173)
Income before income tax (expense) benefit	68,309	31,722	36,587
Income tax (expense) benefit	(6)	27	(33)
Net income	$68,303	$31,749	$36,554
Net income per unit	$1.58	$0.74	$0.84

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Six Months Ended June 30,
	2017	2016	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$922,918	$843,507	$79,411
Cost of product sales	352,285	286,607	65,678
Operating expenses	217,426	217,883	(457)
Depreciation and amortization expense	120,073	102,504	17,569
Segment operating income	233,134	236,513	(3,379)
General and administrative expenses	58,199	46,442	11,757
Other depreciation and amortization expense	4,392	4,289	103
Operating income	$170,543	$185,782	$(15,239)

Net income	$84,190	$109,918	$(25,728)

Net income per unit applicable to common limited partners	$0.51	$1.09	$(0.58)

Cash distributions per unit applicable to common limited partners	$2.190	$2.190	$—

NuStar Energy’s net income decreased $25.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to increased interest expense, increased general and administrative expenses and decreased segment operating income.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Six Months Ended June 30,
	2017	2016	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$912	$1,766	$(854)
General partner IDRs	23,824	21,610	2,214
General partner’s interest in earnings and incentive distributions of NuStar Energy	24,736	23,376	1,360
Common limited partner interest in earnings of NuStar Energy	5,781	11,361	(5,580)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(1,442)	(1,442)	—
Equity in earnings of NuStar Energy	$29,075	$33,295	$(4,220)

Our equity in earnings in NuStar Energy decreased $4.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a decrease in our equity in earnings related to our general and common limited partner interests, which was mostly due a decrease in NuStar Energy’s net income. Also, NuStar Energy issued preferred units in the fourth quarter of 2016 and in the second quarter of 2017, and NuStar Energy’s earnings are first allocated to its preferred units in an amount equal to its earned distributions. Accordingly, earnings allocated to our general and common limited partner interests for the six months ended June 30, 2017 were reduced as a portion of its earnings were allocated to the preferred limited partner interest, as well as to higher IDRs.

Our equity in earnings of NuStar Energy related to our IDRs increased as a result of NuStar Energy’s issuances of common units in 2016 and April of 2017. Our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions. In connection with the Navigator Acquisition, we amended NuStar Energy’s partnership agreement to waive our IDRs related to NuStar Energy’s common units issued in April of 2017. Although we received incentive distributions with respect to these units for the first quarter of 2017, we will not receive incentive distributions with respect to these units beginning with the distribution earned for the second quarter of 2017.

Other Income, Net
For the six months ended June 30, 2017 we recognized other income of $41.6 million due to a gain resulting from NuStar Energy’s issuances of common units in the second quarter of 2017. The gain represents the increase in value of our proportionate share of NuStar Energy’s capital.

TRENDS AND OUTLOOK

NuStar Energy has a business model that is strategically diversified for stability, as well as growth: it provides a broad array of services to a diverse customer base in sectors across the energy industry with its portfolio of assets positioned in geographic markets around the globe. NuStar Energy believes this approach serves to both protect its results, even through challenging economic conditions, and position it for continued growth.

NuStar Energy believes that the fact that it provides both storage and pipeline services, for crude and refined products, to customers across the country and around the world, offers some insulation from the impact of commodity market price fluctuations on its results of operations. Since higher crude oil prices have tended to benefit NuStar Energy’s producer customers, high prices have also correlated with increased demand for its crude oil pipeline services. On the other hand, lower crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for its storage services. In the locations at which NuStar Energy’s assets are integrated physically with the refineries the assets serve, NuStar Energy believes the results generated by those assets depend to a greater degree on each refinery’s continuing need to receive, store and transport the crude and refined products than on crude or refined product prices.

The Navigator Acquisition broadened NuStar Energy’s geographic footprint and marked its entry into the Permian Basin, one of the fastest-growing basins in the United States. The Permian Basin currently represents approximately forty percent of all onshore rig activity in the United States, and rig count growth in the Permian continues to outpace all other domestic shale plays. In addition, NuStar Energy’s Permian Crude System is located in the most economic and highest growth counties in the basin, with some of the lowest break-even values in the United States, and offers its customers access to multiple downstream end-markets. NuStar Energy believes this system provides a strong growth platform in the most prolific basin in the United States.

While the addition of the Permian Crude System to NuStar Energy’s asset portfolio could increase the impact of crude oil prices on its results of operations, NuStar Energy believes that its contracts, many of which are long-term, take-or-pay arrangements for committed storage or throughput capacity, should continue to help to blunt the impact of volatility of crude oil prices on its results of operations. For example, although NuStar Energy’s assets in the Eagle Ford region have experienced lower throughputs as producers slowed production in the wake of the crude oil price downturn, the fact that it has minimum volume throughput contracts, which have terms extending into mid-2018 and beyond, with large, creditworthy customers has limited the negative impact of that slowdown on its results of operations. In addition to acreage dedication agreements for over 500,000 acres, the Permian Crude System’s contracts include several long-term ship-or-pay contracts with minimum volume commitments from, as well as storage contracts with, creditworthy customers, which should serve as a buffer for NuStar Energy’s results of operations from declines in Permian Basin production.

In order to fund the purchase price for the Navigator Acquisition, NuStar Energy issued common units and a new series of preferred units, as well as long-term debt, which increased its common and preferred unit distributions and interest expense. However, NuStar Energy also expects the acquisition to increase earnings and volumes in its pipeline segment over the remainder of 2017, mainly due to the approximately 92,000 barrels per day ship-or-pay volume commitments it acquired with the Permian Crude System.

NuStar Energy expects its storage segment to benefit in 2017 from favorable storage contract renewals, the Martin Terminal Acquisition and lower operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDRs that we own. Due to our ownership of NuStar Energy’s IDRs, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy (as defined in NuStar Energy’s partnership agreement) in the event that NuStar Energy issues additional common units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and, if necessary, borrowings under our revolving credit facility.
Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash to its common limited partners and general partner within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. Available cash is generally defined as cash receipts less cash disbursements (including distributions to holders of NuStar Energy’s preferred units) and cash reserves established by NuStar Energy’s board of directors, in its sole discretion. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our IDRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit and Percentage Data)
Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$2.190	$2.190
Total cash distributions by NuStar Energy to its general and common limited partners	$115,083	$98,051	$232,251	$196,102
Cash distributions we received from NuStar Energy:
General partner interest	$2,302	$1,961	$4,645	$3,922
General partner IDRs	10,912	10,805	23,824	21,610
Limited partner interest – common units	11,185	11,185	22,370	22,329
Total cash distributions to us	$24,399	$23,951	$50,839	$47,861
Distributions to us as a percentage of total cash distributions to NuStar Energy’s general and common limited partners	21.2%	24.4%	21.9%	24.4%

Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to certain NS common units, including those recently issued by NuStar Energy in connection with the Navigator Acquisition. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.
Cash Flows for the Six Months Ended June 30, 2017 and June 30, 2016
Cash distributions received from NuStar Energy were $50.5 million and $47.9 million for the six months ended June 30, 2017 and 2016, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $46.8 million for each of the six months ended June 30, 2017 and 2016.

Credit Facility
We amended our revolving credit facility facility on June 27, 2017 to, among other things, extend its maturity to June 27, 2018 and increase its borrowing capacity from $50.0 million to $60.0 million. As of June 30, 2017, we had outstanding borrowings of $42.5 million and availability of $17.5 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of June 30, 2017, the weighted-average interest rate was 3.3%. Our management believes that we are in compliance with the covenants of our revolving credit facility as of June 30, 2017. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.090	$1.090
Total cash distributions	$23,408	$23,398	$46,817	$46,795

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

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-Q for the quarter ended June 30, 2017.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

4.01
Fifth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 28, 2017 (incorporated by reference to Exhibit 3.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

10.01
Ninth Amendment to Letter of Credit Agreement, dated as of April 17, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.03 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-16417))

10.02
Membership Interest Purchase and Sale Agreement, dated April 11, 2017, by and between NuStar Logistics, L.P., NuStar Energy L.P. and FR Navigator Holdings LLC (incorporated by reference to Exhibit 2.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 11, 2017 (File No. 001-16417))

10.03
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.4 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

10.04
Fourth Amendment to Revolving Credit Agreement, dated as of June 27, 2017, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 27, 2017 (File No. 001-32940))

10.05
Maturity Extension Letter (Amendment No. 4) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 13, 2017 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-16417))

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
August 8, 2017

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 8, 2017

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 8, 2017