Form 10-Q
period 2017-09-30
NuStar GP Holdings, LLC
filed 2017-11-08
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2017 was 42,951,749.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218	$207
Income tax receivable	303	303
Prepaid expenses and other current assets	282	292
Total current assets	803	802
Investment in NuStar Energy L.P.	293,519	268,742
Deferred income tax assets, net	5,283	5,086
Total assets	$299,605	$274,630
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$42,500	$30,000
Payable to related party	81	317
Accounts payable	2	1
Accrued liabilities	361	460
Taxes other than income tax	71	64
Total current liabilities	43,015	30,842
Commitments and contingencies (Note 8)
Members’ equity (42,951,749 common units outstanding as of September 30, 2017 and December 31, 2016)	267,230	257,662
Accumulated other comprehensive loss	(10,640)	(13,874)
Total members’ equity	256,590	243,788
Total liabilities and members’ equity	$299,605	$274,630
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity in earnings of NuStar Energy L.P.	$12,177	$16,130	$41,252	$49,425

General and administrative expenses:
Third parties	(660)	(454)	(1,860)	(1,794)
Related party	(242)	(250)	(725)	(583)
Total general and administrative expenses	(902)	(704)	(2,585)	(2,377)
Other income, net	—	2,142	41,603	2,755
Interest expense, net	(448)	(276)	(1,134)	(789)
Income before income tax benefit	10,827	17,292	79,136	49,014
Income tax benefit	203	28	197	55
Net income	$11,030	$17,320	$79,333	$49,069
Net income per unit	$0.26	$0.40	$1.84	$1.14
Weighted-average number of common units outstanding	42,951,749	42,931,242	42,951,749	42,930,951
Comprehensive income	$11,782	$17,076	$82,567	$38,641
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$79,333	$49,069
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(41,252)	(49,425)
Distributions of equity in earnings from NuStar Energy L.P.	41,252	49,425
Gain related to NuStar Energy L.P.’s issuance of common limited partner units	(41,603)	(2,142)
Gain on sale of NuStar Energy L.P. common limited partner units in connection with unit-based compensation	—	(613)
Unit-based compensation expense	615	460
Amortization of deferred debt costs	134	126
Deferred income tax benefit	(197)	(63)
Changes in current assets and liabilities (Note 6)	(286)	(3,532)
Increase in long-term receivable from related party	—	(899)
Increase in long-term liabilities	—	1,183
Net cash provided by operating activities	37,996	43,589
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	33,658	22,431
Investment in NuStar Energy L.P.	(13,597)	(737)
Proceeds from sale of NuStar Energy L.P. common units in connection with unit-based compensation	—	1,319
Net cash provided by investing activities	20,061	23,013
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	15,500	4,000
Repayment of short-term debt	(3,000)	—
Distributions to unitholders	(70,225)	(70,192)
Other, net	(321)	(84)
Net cash used in financing activities	(58,046)	(66,276)
Net increase in cash and cash equivalents	11	326
Cash and cash equivalents as of the beginning of the period	207	34
Cash and cash equivalents as of the end of the period	$218	$360
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy or NS) (NYSE: NS). As of September 30, 2017, we have an approximate 13% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights (IDRs) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling, storage and marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. NuStar Energy conducts its operations through its subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. Unless otherwise indicated, the term “NuStar Energy” is used in this report to refer to NuStar Energy L.P., to one or more of its consolidated subsidiaries or to all of them taken as a whole.

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our IDRs. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 2 for a discussion of these transactions.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2017 and 2016 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

2. INVESTMENT IN NUSTAR ENERGY

Navigator Acquisition
On April 11, 2017, NuStar Energy entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion. NuStar Energy closed on the Navigator Acquisition on May 4, 2017 and funded the purchase price with the net proceeds of the equity and debt issuances described below. The assets acquired consisted of crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas consisting of: (i) more than 500 miles of crude oil gathering and transportation pipelines with approximately 92,000 barrels per day ship-or-pay volume commitments and deliverability of approximately 412,000 barrels per day; (ii) a pipeline gathering system with more than 200 connected producer tank batteries capable of more than 400,000 barrels per day of pumping capacity covering over 500,000 dedicated acres with fixed fee contracts; and (iii) approximately 1.0 million barrels of crude oil storage capacity with 440,000 barrels contracted to third parties.

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

This issuance resulted in a gain of $41.6 million, which is included in “Other income, net” on our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2017, and represents the gain as if we had sold a proportionate share of our investment in NuStar Energy.

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
Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	September 30, 2017	December 31, 2016
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$233,872	$377,183
Property, plant and equipment, net	4,188,149	3,722,283
Goodwill	1,095,943	696,637
Intangible assets, net	797,339	127,083
Other non-current assets	103,465	107,359
Total assets	$6,418,768	$5,030,545
Current liabilities	$641,067	$289,396
Long-term debt, net of current portion	3,232,599	3,014,364
Other non-current liabilities	125,240	115,168
Total liabilities	3,998,906	3,418,928
NuStar Energy partners’ equity	2,419,862	1,611,617
Total liabilities and partners’ equity	$6,418,768	$5,030,545

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$440,566	$441,418	$1,363,484	$1,284,925
Operating income	$91,717	$87,954	$262,260	$273,736
Net income	$38,592	$51,141	$122,782	$161,059

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	September 30, 2017	December 31, 2016
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$2,419,862	$1,611,617
Less NuStar Energy’s preferred limited partners’ equity	589,920	218,400
NuStar Energy’s partners’ equity, excluding preferred limited partners’ equity	1,829,942	1,393,217
NuStar GP Holdings’ ownership interest in NuStar Energy	12.8%	14.7%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	234,233	204,803
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	59,286	63,939
Investment in NuStar Energy	$293,519	$268,742

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

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC managed the operations of NuStar Energy under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated specifically to NuStar GP Holdings (the Holdco Administrative Services Expense). For the nine months ended September 30, 2016, NuStar Energy reimbursed NuStar GP, LLC $32.1 million for payroll, employee benefit plan and unit-based compensation expenses and $0.1 million related to other expenses. The Holdco Administrative Services Expense totaled $0.2 million for the nine months ended September 30, 2016.

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

Balance Sheet Items. We had a payable to NuStar Energy of $0.1 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, mainly comprised of service fees and expenses paid on our behalf.

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

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general partner and common limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,302	$1,976	$6,947	$5,898
General partner IDRs	10,912	10,890	34,736	32,500
Total general partner distribution	13,214	12,866	41,683	38,398
Common limited partner distribution	11,185	11,185	33,555	33,514
Total distributions to NuStar GP Holdings	24,399	24,051	75,238	71,912
Public common limited partners’ distribution	90,685	74,758	272,097	222,999
Total cash distributions	$115,084	$98,809	$347,335	$294,911
Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to NuStar Energy’s quarterly cash distributions to its general partner and common limited partners:

Quarter Ended	Cash Distributions Per Common Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2017 (a)	$1.095	$115,084	November 9, 2017	November 14, 2017
June 30, 2017	$1.095	$115,083	August 7, 2017	August 11, 2017
March 31, 2017	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017
(a) The distribution was announced on October 18, 2017.

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

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2017	2016
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$—	$(1,227)
Income tax receivable	—	909
Other receivables	—	(32)
Prepaid expenses and other current assets	41	(21)
Increase (decrease) in current liabilities:
Payable to related party	(236)	—
Accounts payable	1	(221)
Accrued compensation expense	—	(1,339)
Accrued liabilities	(99)	11
Taxes other than income tax	7	(1,612)
Changes in current assets and current liabilities	$(286)	$(3,532)

Cash flows related to interest and income tax were as follows:

	Nine Months Ended September 30,
	2017	2016
	(Thousands of Dollars)
Cash paid for interest	$990	$655
Cash refunded for income tax	$—	$(900)

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

As of September 30, 2017, we had outstanding borrowings of $42.5 million and availability of $17.5 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. The weighted-average interest rates related to borrowings under our revolving credit facility as of September 30, 2017 and December 31, 2016, were 3.3% and 2.8%, respectively.

Our revolving credit facility requires that NuStar Energy comply with the financial covenant in NuStar Logistics’ credit agreement, which requires NuStar Energy’s consolidated debt coverage ratio (as defined in NuStar Logistics’ credit agreement) not exceed 5.50-to-1.00 as of September 30, 2017. We are also required to receive cash distributions each fiscal quarter of at least $19.0 million in respect of our ownership interests in NuStar Energy. Our management believes that we are in compliance with the covenants in the revolving credit facility as of September 30, 2017.

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

9. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of January 1, 2017	$243,788
Net income	79,333
Distributions to unitholders	(70,225)
Share of NuStar Energy’s other comprehensive income	3,234
Unit-based compensation	460
Balance as of September 30, 2017	$256,590

Cash Distributions
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,409	$23,398	$70,226	$70,193

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2017 (a)	$0.545	$23,409	November 9, 2017	November 16, 2017
June 30, 2017	$0.545	$23,408	August 7, 2017	August 15, 2017
March 31, 2017	$0.545	$23,409	May 8, 2017	May 16, 2017
December 31, 2016	$0.545	$23,408	February 8, 2017	February 15, 2017

(a)	The distribution was announced on October 18, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy or NS), a publicly traded Delaware limited partnership (NYSE: NS). As of September 30, 2017, we have an approximate 13% ownership in NuStar Energy, consisting of the following:

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

NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling, storage and marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom.

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

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics, L.P. issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units for net proceeds of $371.8 million. In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of these transactions.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,
	2017	2016	Change
Equity in earnings of NuStar Energy	$12,177	$16,130	$(3,953)

General and administrative expenses	(902)	(704)	(198)
Other income, net	—	2,142	(2,142)
Interest expense, net	(448)	(276)	(172)
Income before income tax benefit	10,827	17,292	(6,465)
Income tax benefit	203	28	175
Net income	$11,030	$17,320	$(6,290)
Net income per unit	$0.26	$0.40	$(0.14)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended September 30,
	2017	2016	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$440,566	$441,418	$(852)
Cost of product sales	138,078	155,129	(17,051)
Operating expenses	116,590	117,432	(842)
Depreciation and amortization expense	66,989	51,853	15,136
Segment operating income	118,909	117,004	1,905
General and administrative expenses	25,003	26,957	(1,954)
Other depreciation and amortization expense	2,189	2,093	96
Operating income	$91,717	$87,954	$3,763

Net income	$38,592	$51,141	$(12,549)

Net income per unit applicable to common limited partners	$0.15	$0.49	$(0.34)

Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$—

NuStar Energy’s net income decreased $12.5 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to increased interest expense and other expense, net, which were partially offset by a slight increase from segment operating income.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended September 30,
	2017	2016	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$311	$805	$(494)
General partner IDRs	10,912	10,890	22
General partner’s interest in earnings and incentive distributions of NuStar Energy	11,223	11,695	(472)
Common limited partner interest in earnings of NuStar Energy	1,675	5,156	(3,481)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$12,177	$16,130	$(3,953)

Our equity in earnings in NuStar Energy decreased $4.0 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to a decrease in our equity in earnings related to our general and common limited partner interests, which was mostly due to a decrease in NuStar Energy’s net income. Also, NuStar Energy issued preferred units in the fourth quarter of 2016 and in the second quarter of 2017, and NuStar Energy’s earnings are first allocated to its preferred units in an amount equal to its earned distributions. Accordingly, earnings allocated to our general and common limited partner interests for the three months ended September 30, 2017 were reduced as a portion of its earnings were allocated to the preferred limited partner interest.

Our equity in earnings of NuStar Energy related to our IDRs increased slightly as a result of NuStar Energy’s issuances of common units in the fourth quarter of 2016. Our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions. In connection with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to waive our IDRs related to NuStar Energy’s common units issued in April of 2017. Although we received incentive distributions with respect to these units for the first quarter of 2017, we will not receive incentive distributions with respect to these units for ten consecutive quarters beginning with the distribution earned for the second quarter of 2017.

Other Income, Net
We recognized other income of $2.1 million for the three months ended September 30, 2016 due to a gain resulting from NuStar Energy’s issuance of common units in the third quarter of 2016, which is recognized as if we had sold a proportionate share of our investment in NuStar Energy.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,
	2017	2016	Change
Equity in earnings of NuStar Energy	$41,252	$49,425	$(8,173)
General and administrative expenses	(2,585)	(2,377)	(208)
Other income, net	41,603	2,755	38,848
Interest expense, net	(1,134)	(789)	(345)
Income before income tax benefit	79,136	49,014	30,122
Income tax benefit	197	55	142
Net income	$79,333	$49,069	$30,264
Net income per unit	$1.84	$1.14	$0.70

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Nine Months Ended September 30,
	2017	2016	Change
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Revenues	$1,363,484	$1,284,925	$78,559
Cost of product sales	490,363	441,736	48,627
Operating expenses	334,016	335,315	(1,299)
Depreciation and amortization expense	187,062	154,357	32,705
Segment operating income	352,043	353,517	(1,474)
General and administrative expenses	83,202	73,399	9,803
Other depreciation and amortization expense	6,581	6,382	199
Operating income	$262,260	$273,736	$(11,476)

Net income	$122,782	$161,059	$(38,277)

Net income per unit applicable to common limited partners	$0.65	$1.58	$(0.93)

Cash distributions per unit applicable to common limited partners	$3.285	$3.285	$—

NuStar Energy’s net income decreased $38.3 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to increases in interest expense, general and administrative expenses and other expense, net.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Nine Months Ended September 30,
	2017	2016	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,223	$2,571	$(1,348)
General partner IDRs	34,736	32,500	2,236
General partner’s interest in earnings and incentive distributions of NuStar Energy	35,959	35,071	888
Common limited partner interest in earnings of NuStar Energy	7,456	16,517	(9,061)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,163)	(2,163)	—
Equity in earnings of NuStar Energy	$41,252	$49,425	$(8,173)

Our equity in earnings in NuStar Energy decreased $8.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to a decrease in our equity in earnings related to our general and common limited partner interests, which was mostly due to a decrease in NuStar Energy’s net income. Also, NuStar Energy issued preferred units in the fourth quarter of 2016 and in the second quarter of 2017, and NuStar Energy’s earnings are first allocated to its preferred units in an amount equal to its earned distributions. Accordingly, earnings allocated to our general and common limited partner interests for the nine months ended September 30, 2017 were reduced as a portion of its earnings were allocated to the preferred limited partner interest, as well as to higher IDRs.

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

Other Income, Net
For the nine months ended September 30, 2017 and 2016, we recognized other income of $41.6 million and $2.1 million, respectively, due to the gains resulting from NuStar Energy’s issuances of common units, which are recognized as if we had sold a proportionate share of our investment in NuStar Energy.

TRENDS AND OUTLOOK

As a master limited partnership, NuStar Energy’s core business strategy is to build long-term unitholder value through stable, consistent growth: to that end, it provides a broad array of logistical solution services to a diverse customer base in sectors across the energy industry with its portfolio of assets positioned in geographic markets around the globe, under primarily fee-based, long-term contractual arrangements. This strategy is intended to mitigate the impact of negative market conditions on NuStar Energy’s results and positions itself for the financial health necessary to grow as market conditions improve.

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

At the time of the Navigator Acquisition in May, NuStar Energy anticipated that its issuance of common units, senior notes and preferred units to fund the purchase price would increase its ongoing costs of funding its quarterly distribution, as well as its interest expense, but NuStar Energy made the decision to move forward because it believed, and continues to believe, that the Permian Crude System’s future growth will outweigh those costs in the long run.

The Permian Basin and NuStar Energy’s Permian Crude System have been growing since the acquisition, and NuStar Energy expects that growth to continue, even in a continued low price environment. In contrast, during 2017, NuStar Energy’s pipeline systems and storage assets outside of the Permian Basin (collectively, NuStar Energy’s Base Business) have been faced with several unanticipated challenges, on top of the continuing burden of the third year of sustained low crude prices. In September, hurricanes caused damage in the Gulf and significant destruction in the Caribbean. While NuStar Energy successfully prevented severe damage from Hurricane Harvey’s heavy rainfall to its six affected Gulf Coast facilities, Hurricane Irma passed almost directly over its facility at St. Eustatius, which sustained substantial damage inflicted by the storm’s 146-mph winds and 30-foot seas. The facility, which will be fully operational by mid-December, resumed some operations within weeks of the storm, but the repairs will continue into 2018 and beyond. On top of the unanticipated costs of the hurricane damage, NuStar Energy’s Base Business has also faced significant unanticipated and unplanned turnarounds and downtime at its customers’ refineries in 2017. Further, in the course of NuStar Energy’s ongoing pipeline integrity program, NuStar Energy identified a 50-mile segment of its ammonia pipeline that it must replace over the next five years. Due to the fact that completing the large, unanticipated reliability project in two years will reduce its overall cost, NuStar Energy plans to complete this project by the end of 2018.

Beyond the challenges to NuStar Energy’s Base Business that have arisen in 2017, if this current low crude price cycle continues in 2018, its pipeline segment could suffer from decreased throughput in NuStar Energy’s Base Business pipeline systems. For example, NuStar Energy’s current committed customers on its South Texas Crude System may decline to renew their commitments as those expire over the next few years and may ship only at lower rates. If backwardation continues into next year, NuStar Energy’s storage segment results could also decline, due to downward pressure on rates and contract renewals driven by lower demand for capacity, at NuStar Energy’s St. James terminal and at other locations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit and Percentage Data)
Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$3.285	$3.285
Total cash distributions by NuStar Energy to its general partner and common limited partners	$115,084	$98,809	$347,335	$294,911
Cash distributions we received from NuStar Energy:
General partner interest	$2,302	$1,976	$6,947	$5,898
General partner IDRs	10,912	10,890	34,736	32,500
Limited partner interest – common units	11,185	11,185	33,555	33,514
Total cash distributions to us	$24,399	$24,051	$75,238	$71,912
Distributions to us as a percentage of total cash distributions to NuStar Energy’s general partner and common limited partners	21.2%	24.3%	21.7%	24.4%

Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to certain NS common units, including those recently issued by NuStar Energy in connection with the Navigator Acquisition. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.
Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016
Cash distributions received from NuStar Energy were $74.9 million and $71.9 million for the nine months ended September 30, 2017 and 2016, respectively. The cash distributions we received were used principally to fund distributions to our unitholders, totaling $70.2 million for each of the nine months ended September 30, 2017 and 2016.

Credit Facility
We amended our revolving credit facility on June 27, 2017 to, among other things, extend its maturity to June 27, 2018 and increase its borrowing capacity from $50.0 million to $60.0 million. As of September 30, 2017, we had outstanding borrowings of $42.5 million and availability of $17.5 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of September 30, 2017, the weighted-average interest rate was 3.3%. Our management believes that we are in compliance with the covenants of our revolving credit facility as of September 30, 2017. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.545	$0.545	$1.635	$1.635
Total cash distributions	$23,409	$23,398	$70,226	$70,193

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

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-Q for the quarter ended September 30, 2017.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information

On November 3, 2017, we entered into Amendment No. 1 to our Second Amended and Restated Limited Liability Company Agreement (Amendment No. 1) primarily to reflect certain tax law updates. The description of Amendment No. 1 contained in this Item 5 is qualified in its entirety by reference to the full text of Amendment No. 1, which is filed as Exhibit 3.01 hereto and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit Number	Description

*3.01	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of NuStar GP Holdings, LLC, dated effective as of November 3, 2017

10.01
Maturity Extension Letter (Amendment No. 4) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 13, 2017 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-16417))

10.02
First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated as of August 18, 2017, between NuStar Logistics, L.P. and William E. Greehey (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-16417))

10.03
Second Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 22, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed August 22, 2017 (File No. 001-16417))

10.04
Second Amendment to Purchase and Sale Agreement, dated as of September 20, 2017, by and among the Originators listed therein, NuStar Energy L.P., NuStar Finance LLC, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417))

10.05
Second Amendment to Receivables Financing Agreement, dated as of September 20, 2017, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417))

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
November 8, 2017

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 8, 2017

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 8, 2017