Form 10-K
period 2017-12-31
NuStar GP Holdings, LLC
filed 2018-03-01
CIK 1223786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [    ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [     ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of units held by non-affiliates was approximately $826 million based on the last sales price quoted as of June 30, 2017, the last business day of the registrant’s most recently completed second quarter.
The number of common units outstanding as of January 31, 2018 was 42,953,132.

PART I
Unless otherwise indicated, the terms “NuStar GP Holdings,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions and resources. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, that may cause actual results to differ materially, including the possibility that the proposed merger described under “Recent Developments” below will not be completed prior to the August 8, 2018 outside termination date, the possibility that we will not obtain the required approvals by our unitholders, the possibility that the anticipated benefits from the proposed merger cannot be fully realized, the possibility that costs or difficulties related to the proposed merger will be greater than expected and other risk factors. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia and the terminalling, storage and marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. As of December 31, 2017, we have an approximate 13% ownership interest in NuStar Energy, consisting of the following:

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

RECENT DEVELOPMENTS

Merger. On February 7, 2018, NuStar GP Holdings, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), and Riverwalk Holdings, LLC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be our sole member following the merger. Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, (i) cancel the incentive distribution rights, (ii) convert the 2% general partner interest in NuStar Energy into a non-economic management interest and (iii) provide the holders of NuStar Energy’s common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019. The Merger is subject to the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by our unitholders. Additionally, on February 8, 2018, NuStar Energy announced that NuStar Energy’s management anticipates recommending to the board of directors of NuStar GP, LLC, and expects such board of directors to adopt, a reset of NuStar Energy’s quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution payable in May 2018. We expect to adjust the quarterly distribution to our members accordingly. See Item 1A. “Risk Factors-Risks Related to the Potential Merger.” Please refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the Merger.
NuStar Energy’s Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In order to fund the purchase price: (i) NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, (ii) NuStar Logistics, L.P., a wholly owned subsidiary of NuStar Energy, issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and (iii) NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of these transactions.

ORGANIZATIONAL STRUCTURE

The following chart depicts a summary of our organizational structure and relationship with NuStar Energy as of December 31, 2017:

EMPLOYEES

NuStar Energy’s wholly owned subsidiary, NuStar Services Company LLC (Nustar Services Co), provides employee services to NuStar Energy and to us pursuant to the Amended GP Services Agreement (defined in Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). Our officers, who are also officers of NuStar GP, LLC, are dual employees of NuStar GP, LLC and NuStar Services Co.

ENVIRONMENTAL AND SAFETY REGULATION

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

PROPERTIES

Our only cash generating assets are our indirect ownership interests in NuStar Energy. We have no independent operations.

RISK FACTORS
RISKS RELATED TO THE POTENTIAL MERGER

The market value of the stated consideration to our unitholders will be determined by the price of NuStar Energy’s common units, the value of which will decrease if the market value of NuStar Energy’s common units decreases, and our unitholders cannot be sure of the market value of NuStar Energy common units that will be issued.
Pursuant to the Merger Agreement, our unitholders will receive approximately 23.6 million NuStar Energy common units as a result of the Merger. The aggregate market value of NuStar Energy’s common units that our unitholders will receive in the Merger will fluctuate with any changes in the trading price of NuStar Energy’s common units. This means there is no “price protection” mechanism contained in the Merger Agreement that would adjust the number of NuStar Energy common units that our unitholders will receive based on any decreases in the trading price of NuStar Energy common units. If NuStar Energy’s common unit price decreases, the market value of the stated consideration received by our unitholders will also decrease. Consider the following example:

Example: Pursuant to the Merger Agreement, our unitholders will receive 0.55 of a NuStar Energy common unit for each NuStar GP Holdings common unit, subject to receipt of cash in lieu of any fractional NuStar Energy common units. Based on the closing sales price of NuStar Energy common units on February 7, 2018 of $31.25 per unit, the market value of all NuStar Energy common units to be received by our unitholders would be approximately $737.50 million. If the trading price for NuStar Energy common units decreased 10% from $31.25 to $28.13 per unit, then the market value of all NuStar Energy common units to be received by our unitholders would be approximately $663.87 million. Accordingly, there is a risk that the premium that existed on February 7, 2018, the last trading day before the public announcement of the Merger, will not be realized by our unitholders at the time the Merger is completed. NuStar Energy common unit price changes may result from a variety of factors, including general market and economic conditions, changes in its business, operations and prospects, and regulatory considerations. Many of these factors are beyond NuStar Energy’s control.

The right of our unitholders to distributions will be changed following the Merger.
Under NuStar Energy’s existing partnership agreement, we are entitled, as the indirect owner of NuStar Energy’s general partner, to receive approximately 2% of all distributions made by NuStar Energy and increasing percentages, up to a maximum of 23%, of the amount of incremental cash distributed by NuStar Energy in respect of the NuStar Energy common units as certain target distribution levels are reached in excess of $0.60 per NuStar Energy common unit in any quarter. After the Merger, assuming the number of units outstanding as of January 31, 2018, the former unitholders of NuStar GP Holdings common units as a group would be entitled to receive approximately 22% of all distributions made by NuStar Energy. As a result of this change, the distributions received by the former unitholders of NuStar GP Holdings could be significantly different.

While the Merger Agreement is in effect, our opportunities to enter into different business combination transactions with other parties on more favorable terms may be limited, and we may be limited in our ability to pursue other attractive business opportunities.
While the Merger Agreement is in effect, we are prohibited from knowingly initiating, soliciting or encouraging the submission of any acquisition proposal or from participating in any discussions or negotiations regarding any acquisition proposal, subject to certain exceptions. As a result of these provisions in the Merger Agreement, our opportunities to enter into more favorable transactions may be limited. Likewise, if we were to sell directly to a third party, we might have received more value with respect to the general partner interest in us and the incentive distribution rights in NuStar Energy based on the value of NuStar Energy’s business at such time.

Moreover, the Merger Agreement provides for the payment by NuStar GP Holdings of up to $13.7 million in termination fees under specified circumstances, which may discourage other parties from proposing alternative transactions that could be more favorable to our unitholders.

We have also agreed to refrain from taking certain actions with respect to our business and financial affairs pending the consummation of the Merger or termination of the Merger Agreement. These restrictions could be in effect for an extended period of time if the consummation of the Merger is delayed. These limitations do not preclude us from conducting our business in the ordinary or usual course or from acquiring assets or businesses so long as such activity does not have a “material adverse effect,” as such term is defined in the Merger Agreement, or exceed certain thresholds specifically provided in the Merger Agreement.

In addition to the economic costs associated with pursuing the Merger, we will continue to devote substantial time and other human resources to the proposed Merger, which could limit our ability to pursue other attractive business opportunities, including potential joint ventures, stand-alone projects and other transactions. If we are unable to pursue such other attractive business opportunities, then our growth prospects and long-term strategic position following the Merger could be adversely affected.

The Merger is subject to conditions and may not be consummated even if the required NuStar GP Holdings unitholder approvals are obtained.
The Merger is subject to the satisfaction or waiver of certain conditions, some of which are out of the control of NuStar GP Holdings and NuStar Energy, including approval of the Merger Agreement by NuStar GP Holdings unitholders. The Merger Agreement contains other conditions that, if not satisfied or waived, would result in the Merger not occurring, regardless of whether or not the NuStar GP Holdings unitholders have voted in favor of the Merger-related proposals presented to them. Satisfaction of some of these other conditions to the Merger is not entirely in the control of either NuStar GP Holdings or NuStar Energy. In addition, NuStar GP Holdings and NuStar Energy can agree not to consummate the Merger even if all unitholder approvals have been received. The closing conditions to the Merger may not be satisfied, and NuStar GP Holdings and NuStar Energy may choose not to, or may be unable to, waive an unsatisfied condition, which may cause the Merger not to occur.

The Merger Agreement contains provisions granting both NuStar Energy and NuStar GP Holdings the right to terminate the Merger Agreement for certain reasons, including, among others (1) by mutual consent of NuStar Energy and NuStar GP Holdings; (2) by either party if the Merger has not been consummated on or before August 8, 2018; (3) if certain changes in rules or regulations prohibit the consummation of the Merger; (4) if NuStar GP Holdings fails to obtain NuStar GP Holdings unitholder approval; or (5) if a breach of, or an inaccuracy in, the representations or warranties is not cured within thirty days. Furthermore, NuStar Energy may terminate the Merger Agreement in the event that, prior to NuStar GP Holdings unitholder approval, NuStar GP Holdings has intentionally and materially breached the non-solicitation covenants in the Merger Agreement or the NuStar GP Holdings board issues a change of recommendation pursuant to the terms of the Merger Agreement, and NuStar GP Holdings may terminate the Merger Agreement in order to accept a Superior Proposal (as defined in the Merger Agreement) so long as NuStar GP Holdings (1) has not intentionally and materially breached certain provisions of the Merger Agreement and (2) has paid NuStar Energy a termination fee.

Failure to complete the Merger or delays in completing the Merger could negatively impact our common unit price.
If the Merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	the price of our common units may decline to the extent that the current market price of these securities reflects a market assumption that the Merger will be completed; and

•	some costs relating to the Merger, such as certain investment banking fees and legal and accounting fees, must be paid even if the Merger is not completed.

Additionally, on February 8, 2018, NuStar Energy announced that its management anticipates recommending to the board of directors of NuStar GP, LLC, and expects such board to adopt, a reset of NuStar Energy’s quarterly distribution per NuStar Energy common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution payable in May 2018. If the Merger is not completed, NuStar Energy’s reset of its quarterly distributions would result in a significant reduction in the amount of cash distributed by NuStar Energy per common unit, including, at a $0.60 quarterly distribution or below, the elimination of any distributions with respect to the incentive distribution rights to us, which could negatively impact our common unit price.

The costs of the Merger could adversely affect NuStar Energy’s operations and cash flows available for distribution to its unitholders.
The total costs of the Merger, which could be substantial, primarily consist of investment banking, legal counsel and accounting fees, financial printing and other related costs. These costs could adversely affect NuStar Energy’s operations and cash flows available for distributions to NuStar Energy’s unitholders.

If the Merger Agreement were terminated, we may be obligated to pay NuStar Energy for costs incurred related to the Merger. These costs could require us to seek loans or use our available cash that would have otherwise been available for distributions.
Upon termination of the Merger Agreement, and depending upon the circumstances leading to that termination, we could be responsible for reimbursing NuStar Energy for Merger-related expenses that NuStar Energy has paid.

If the Merger Agreement is terminated, the expense reimbursements required by us under the Merger Agreement may require us to seek loans or use cash received from our distributions from NuStar Energy to reimburse these expenses. In either case, reimbursement of these costs could reduce the cash we have available to make quarterly distributions.

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
Our operating cash flows currently are completely dependent upon NuStar Energy making cash distributions at current levels to its partners, including us. The amount of cash that NuStar Energy can distribute to its partners each quarter principally depends upon the amount of cash it generates from its operations, which fluctuates from quarter to quarter based on, among other things:

•	throughput volumes transported in its pipelines;

•	storage contract renewals or throughput volumes in its terminals and storage facilities;

•	tariff rates and fees it charges and the revenue it realizes for its services;

•	demand for and supply of crude oil, refined products and anhydrous ammonia;

•	the effect of worldwide energy conservation measures;

•	its operating costs;

•	its costs to comply with environmental, health, safety and security laws and regulations;

•	weather conditions;

•	domestic and foreign governmental laws, regulations, sanctions, embargoes and taxes;

•	prevailing economic conditions; and

•	the results of its marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks.

In addition, the amount of cash that NuStar Energy will have available for distribution depends on other factors, including:

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	the sources of cash used to fund its acquisitions;

•	its capital expenditures;

•	fluctuations in its working capital needs;

•	its issuances of debt and equity securities and ability to access the capital markets; and

•	adjustments in cash reserves made by the board of directors of NuStar GP, LLC, in its discretion.

As discussed above, on February 8, 2018, NuStar Energy announced that its management anticipates recommending to the board of directors of NuStar GP, LLC, and expects such board to adopt, a reset of NuStar Energy’s quarterly distribution per NuStar Energy common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution payable in May 2018. In addition, it is possible that one or more of the factors listed above may serve to reduce NuStar Energy’s available cash to such an extent that it could be rendered unable to pay distributions at the current level or at all in a given quarter. Furthermore, cash distributions to NuStar Energy unitholders depend primarily upon cash flows, and not solely on profitability, which is affected by non-cash items, and NuStar Energy may make cash distributions during periods in which it records net losses and may not make cash distributions during periods in which it records net income.

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

We cannot guarantee that in the future we will be able to pay distributions or that any distributions NuStar Energy pays to us will allow us to pay distributions at or above our current quarterly distribution of $0.545 per unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of NuStar Energy. Therefore, a reduction in the amount of cash distributed by NuStar Energy per common unit or on the incentive distribution rights, or an increase in our expenses, may result in our not being able to pay our current quarterly distribution of $0.545 per unit. For instance, in connection with NuStar Energy’s acquisition of Navigator Energy Services, LLC in May 2017, NuStar Energy, with our consent, amended and restated its partnership agreement to waive up to an aggregate $22.0 million of the quarterly incentive distributions payable to us for any NuStar Energy common units issued from April 11, 2017 (other than those attributable to NuStar Energy common units issued under any equity compensation plan) for ten consecutive quarters, starting with the distributions for the second quarter of 2017 and, as described above, NuStar Energy has announced an anticipated reset of its quarterly distribution per NuStar Energy common unit to $0.60 per unit.

If the Merger is not consummated, NuStar Energy’s common unitholders, excluding the owner of NuStar Energy’s general partner, have the right to remove NuStar Energy’s general partner by a simple majority vote, which would cause us to divest our general partner interest and incentive distribution rights in NuStar Energy in exchange for cash or common units of NuStar Energy and cause us to lose our ability to manage NuStar Energy.
We currently manage NuStar Energy through Riverwalk Logistics, L.P., NuStar Energy’s general partner and our indirect, wholly owned subsidiary. NuStar Energy’s partnership agreement, however, gives common unitholders of NuStar Energy the right to remove the general partner of NuStar Energy upon the affirmative vote of holders of a majority of outstanding NuStar Energy common units, excluding the common units owned by us. As of December 31, 2017, we owned 10,214,626 common units representing limited partner interests in NuStar Energy, and the public unitholders owned the remaining 82,962,057 outstanding common units representing limited partner interests. If the Merger is not consummated, and if Riverwalk Logistics, L.P. were removed as the general partner of NuStar Energy, it would receive cash or common units in exchange for its general partner interest and its incentive distribution rights and would lose its ability to manage NuStar Energy. While the common units or cash that Riverwalk Logistics, L.P. would receive are intended under the terms of NuStar Energy’s partnership agreement to fully compensate it in the event it is removed as general partner, these common units or the investments made with the cash over time may not provide us with as much distributable cash, or be as valuable, as the general partner interest and incentive distribution rights had we retained them.

NuStar Energy’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate the growth strategy of NuStar Energy. Our board of directors can give this consent without a vote of our unitholders.
We indirectly own NuStar Energy’s general partner, which owns the incentive distribution rights in NuStar Energy that entitle us to receive increasing percentages, up to a maximum of 23%, of any cash distributed by NuStar Energy to common unitholders as it exceeds a distribution of $0.60 per NuStar Energy common unit in any quarter. A substantial portion of the cash flows we receive from NuStar Energy are provided by these incentive distributions. Our limited liability company agreement provides that our board of directors may consent to the elimination, reduction or modification of the incentive distribution rights without our unitholders’ approval if our board determines that the elimination, reduction or modification will not adversely affect our unitholders in any material respect. For example, in connection with NuStar Energy’s acquisition of

Navigator Energy Services, LLC in May 2017, NuStar Energy, with our consent, amended and restated its partnership agreement to waive up to an aggregate $22.0 million of the quarterly incentive distributions payable to us for any NuStar Energy common units issued from April 11, 2017 (other than those attributable to NuStar Energy common units issued under any equity compensation plan) for ten consecutive quarters, starting with the distributions for the second quarter of 2017.

Restrictions in our credit facility limit our ability to make distributions to our unitholders. Our credit facility matures in June 2018.
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

Our revolving credit facility matures in June 2018. It is possible that our lenders may not agree to renew our credit facility or may only agree to renew it on substantially less favorable terms. If our credit facility is renewed on substantially less favorable terms, or if our credit facility is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities. In the event we are unable to obtain adequate financing and NuStar Energy issues additional units, we may not be able to make contributions to NuStar Energy necessary to maintain our general partner interest.

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
Sales by us or any of our existing unitholders, including William E. Greehey, Chairman of the Boards of Directors of NuStar GP Holdings and NuStar GP, LLC, of a substantial number of our units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2017, Mr. Greehey beneficially owned approximately 21% of our outstanding units.

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

Our incentive distribution rights entitle us to receive increasing percentages, up to 23%, of all cash distributed by NuStar Energy on its common units. However, in connection with NuStar Energy’s acquisition of Navigator Energy Services, LLC in May 2017, NuStar Energy, with our consent, amended and restated its partnership agreement to waive up to an aggregate $22.0 million of the quarterly incentive distributions payable to us for any NuStar Energy common units issued from April 11, 2017 (other than those attributable to NuStar Energy common units issued under any equity compensation plan) for ten consecutive quarters, starting with the distributions for the second quarter of 2017. Because the incentive distribution rights with respect to all common units not temporarily subject to the aforementioned waiver currently participate at the maximum 23% target cash distribution level in all distributions made by NuStar Energy at or above the current distribution level with respect to its common units, future growth in distributions we receive from NuStar Energy will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

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

Staggered Board. Pursuant to our limited liability company agreement, our board is divided into three classes serving staggered three-year terms. This, when coupled with the provision of our limited liability company agreement authorizing only the board of directors to fill vacant or newly created directorships or increase the size of the board of directors and the provision providing that directors may only be removed at a meeting of unitholders and cannot be removed by written consent, may deter a unitholder from gaining control of our board of directors by removing incumbent directors or increasing the number of directorships and simultaneously filling the vacancies or newly created directorships with its own nominees.

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
We are required to disclose material changes made in our internal controls over financial reporting on a quarterly basis and we are required to assess the effectiveness of our controls annually. Effective internal controls are necessary for us to provide reliable and timely financial reports. We may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 requires us, among other things, annually to review and report on the effectiveness of our internal control over financial reporting. Any failure to maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations.

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
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including NuStar Energy’s general partner, on the one hand, and NuStar Energy and its limited partners, on the other hand. The directors and officers of NuStar GP, LLC have fiduciary duties to manage NuStar Energy’s business in a manner beneficial to us, its owner. At the same time, NuStar GP, LLC has a fiduciary duty to manage NuStar Energy in a manner beneficial to NuStar Energy and its unitholders. The board of directors of NuStar GP, LLC or its conflicts committee will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. Our independent directors are not the same as the independent directors who serve on the conflicts committee of NuStar GP, LLC. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, conflicts of interest may arise in the following situations:

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
As of December 31, 2017, NuStar Energy’s consolidated debt was $3.6 billion, and it has the ability to incur more debt. NuStar Energy also may be required to post cash collateral under certain of its hedging arrangements, which it expects to fund with borrowings under its revolving credit agreement. In addition to any potential direct financial impact of NuStar Energy’s debt, it is possible that any material increase to NuStar Energy’s debt or other negative financial factors may be viewed negatively by credit rating agencies, which could result in ratings downgrades and increased costs for NuStar Energy to access the capital markets. In November 2017, S&P Global Ratings downgraded NuStar Energy’s credit rating from BB+ Stable to BB Negative outlook, which raised the interest rate on its 7.65% Senior Notes Due 2018 (the 2018 Senior Notes). In February 2018, Moody’s Investors Service, Inc. downgraded NuStar Energy’s credit rating from Ba1 to Ba2, which increased the interest rate on both the 2018 Senior Notes and amounts borrowed under its credit facilities. Any additional downgrades in NuStar Energy’s credit ratings in the future could result in further increases to the interest rate on its 2018 Senior Notes, significantly increase its capital costs, reduce its liquidity and adversely affect its ability to raise capital in the future.

NuStar Energy’s revolving credit agreement contains restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the revolving credit agreement generally requires NuStar Energy to maintain, as of the end of each rolling period (consisting of any period of four consecutive fiscal quarters) a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the revolving credit agreement) not to exceed 5.00-to-1.00, except in specific circumstances, including acquisitions by NuStar Energy for aggregate net consideration of at least $50 million, when NuStar Energy is permitted to maintain a consolidated debt coverage ratio of up to 5.50-to-1.00 for two rolling periods, as provided in its revolving credit agreement. NuStar Energy’s maximum permitted ratio was raised to 5.50-to-1.00 through March 31, 2018 due to its acquisition of Navigator Energy Services, LLC. NuStar Energy also amended its revolving credit agreement in November 2017 to exclude NuStar Logistics, L.P.’s 7.625% Fixed-to-Floating Rate Subordinated Notes Due 2043 (the Junior Sub Notes) from its calculation of consolidated debt through December 31, 2018. Failure by NuStar Energy to comply with any of the revolving credit agreement restrictive covenants or its required coverage ratio will result in a default and could result in acceleration of its obligations under the revolving credit agreement and possibly other indebtedness. Future financing agreements NuStar Energy may enter into may contain similar or more restrictive covenants than those it has negotiated for its current financing agreements.

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

NuStar Energy’s debt service obligations, restrictive covenants and maturities resulting from its leverage may adversely affect NuStar Energy’s ability to finance future operations, pursue acquisitions, fund its capital needs and pay cash distributions to its unitholders, including us. In addition, this leverage may make NuStar Energy’s results of operations more susceptible to adverse economic or operating conditions, limit its flexibility in planning for, or reacting to, changes in its business and industry and place it at a competitive disadvantage compared to competitors with proportionately less indebtedness. For example, during an event of default under certain of NuStar Energy’s debt agreements, NuStar Energy would be prohibited from making cash distributions to its unitholders, including us. Also, if any of NuStar Energy’s lenders files for bankruptcy or experiences severe financial hardship, they may not honor their pro rata share of NuStar Energy’s borrowing requests under the revolving credit agreement, which may significantly reduce its available borrowing capacity and, as a result, materially adversely affect NuStar Energy’s financial condition and ability to pay distributions to its unitholders, including us.

NuStar Energy’s ability to service its debt will depend on, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If NuStar Energy’s operating results are not sufficient to service its indebtedness, it may be required to reduce its distributions, reduce or delay its business activities, investments or capital expenditures, sell assets or issue equity, which could materially and adversely affect its financial condition, results of operations, cash flows and ability to make distributions to its unitholders, as well as the trading price of its units.

Depending on conditions in the credit and capital markets at a given time, NuStar Energy may not be able to obtain funding on acceptable terms or at all, which may hinder or prevent it from meeting its future capital needs.
From time to time, the domestic and global financial markets and economic conditions are volatile and disrupted by a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the market. In addition, there are fewer investors and lenders for debt and equity capital market issuances by master limited partnerships, such as NuStar Energy, than there are for corporate issuances. As a result, NuStar Energy’s cost of raising capital in the debt and equity capital markets could increase substantially, possibly at a time when the availability of funds from these markets has diminished. The cost of obtaining funds from the credit markets may increase as interest rates increase and tighter lending standards are enacted, and lenders may refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers.

In addition, lending counterparties under NuStar Energy’s existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, NuStar Energy cannot be certain that new financing or funding will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, NuStar Energy may be unable to execute its growth strategy, complete future acquisitions or construction projects or take advantage of other business opportunities, any of which could have a material adverse effect on its revenues and results of operations.

A significant portion of NuStar Energy’s debt matures over the next five years and will need to be repaid or refinanced, and changes to the debt and equity markets could limit its refinancing options.
A significant portion of NuStar Energy’s debt is set to mature within the next five years, including its revolving credit facility. NuStar Energy may not be able to refinance its maturing debt on commercially reasonable terms, or at all, depending on numerous factors, including its financial condition and prospects at the time and the then-current state of the banking and capital markets in the United States.

Increases in interest rates could adversely affect NuStar Energy’s business and the trading price of NuStar Energy’s units.
NuStar Energy has significant exposure to increases in interest rates through variable rate provisions in certain of its debt instruments. As of December 31, 2017, NuStar Energy had approximately $3.6 billion of consolidated debt, of which $2.3 billion was at fixed interest rates and $1.3 billion was at variable interest rates. Also, in January 2018 the interest rates on NuStar Energy’s Junior Sub Notes shifted from a fixed rate to a floating annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period, plus 6.734%. Additionally, at December 31, 2017, NuStar Energy had $600.0 million aggregate notional amount of interest rate swap arrangements, which may expose it to risk of financial loss. Prior ratings downgrades on NuStar Energy’s existing indebtedness caused interest rates under its revolving credit agreement and its 2018 Senior Notes to increase, and any future downgrades may further increase the interest rate on its 2018 Senior Notes. NuStar Energy’s results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates. In addition, NuStar Energy historically has funded its strategic capital expenditures and acquisitions from external sources, primarily borrowings under its revolving credit agreement or funds raised through debt or equity offerings. An increase in interest rates may also have a negative impact on NuStar Energy’s ability to access the capital markets at economically attractive rates.

Furthermore, the market price of master limited partnership units such as NuStar Energy’s, like other yield-oriented securities, may be affected by, among other factors, implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, increases or decreases in interest rates may affect whether or not certain investors decide to invest in master limited partnership units, including NuStar Energy’s, and a rising interest rate environment could have an adverse impact on its unit price and impair its ability to issue additional equity or incur debt to fund growth or for other purposes, including distributions.

Continued low crude oil prices could have an adverse impact on NuStar Energy’s results of operations, cash flows and ability to make distributions to its unitholders, including us.
Since late 2014, the price of crude oil has been depressed, which has caused most crude oil producers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. On the other hand, refiners have benefited from lower crude prices, to the extent that lower feedstock price has been coupled with higher demand for certain refined products in some regional markets. While only a portion of NuStar Energy’s total business is directly affected by the price of crude, continued low crude oil prices and related overall economic downturn could have a negative impact on its cash flows and results of operations.

An extended period of reduced demand for or supply of crude oil and refined products could affect NuStar Energy’s results of operations and ability to make distributions to its unitholders, including us.
Although NuStar Energy enters into throughput and deficiency agreements to protect against near-term fluctuations whenever possible, its business is ultimately dependent upon the long-term demand for and supply of the crude oil and refined products it transports in its pipelines and stores in its terminals. Any sustained decrease in demand for refined products in the markets NuStar Energy’s pipelines and terminals serve that extends beyond the expiration of its existing throughput and deficiency agreements could result in a significant reduction in throughputs in its pipelines and storage in its terminals, which would reduce its cash flows and impair its ability to make distributions to its unitholders, including us. Factors that tend to decrease market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

•	new regulations or court decisions requiring the phase out or reduced use of gasoline-fueled vehicles;

•	the increased use of alternative fuel sources;

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

Similarly, any sustained decrease in the supply of crude oil and refined products in markets NuStar Energy serves could result in a significant reduction in throughputs in its pipelines and storage in its terminals, which would reduce its cash flows and undermine its ability to make distributions to its unitholders, including us. Factors that tend to decrease supply and, by extension, utilization of NuStar Energy’s pipelines and terminals include:

•
prolonged periods of low prices for crude oil and refined products, which could lead to a decrease in exploration and development activity and reduced production in markets served by NuStar Energy’s pipelines and storage terminals;

•	a lack of drilling services or equipment available to accommodate production needs;

•	changes in laws, regulations, sanctions or taxation that directly or indirectly delay supply or production or increase the cost of production of refined products; and

•	macroeconomic forces affecting, or actions taken by, foreign oil and gas producing nations that impact supply of and prices for crude oil and refined products.

NuStar Energy’s inability to develop and execute growth projects and acquire new assets could limit its ability to maintain and grow quarterly distributions to its unitholders, including us.
NuStar Energy’s ability to maintain and grow its distributions to unitholders, including us, depends on the growth of NuStar Energy’s existing businesses and strategic acquisitions. Decisions regarding new growth projects rely on numerous estimates, including, among other factors, predictions of future demand for NuStar Energy’s services, future supply shifts, crude oil production estimates, commodity price environments, economic conditions, both domestic and foreign, and potential changes in the financial condition of NuStar Energy’s customers. NuStar Energy’s predictions of such factors could cause it to forego certain investments and to lose opportunities to competitors who make investments based on different predictions. If NuStar Energy is unable to acquire new assets, due either to high prices or a lack of attractive synergistic targets, its future growth will be limited. In addition, NuStar Energy’s future growth will be limited if it is unable to develop additional expansion projects, implement business development opportunities and finance such activities on economically acceptable terms, which could adversely impact its results of operations and cash flows and, accordingly, result in reduced distributions to unitholders, including us, over time.

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

If NuStar Energy is unable to retain or replace current customers and existing contracts to maintain utilization of its pipeline and storage assets at current or more favorable rates, NuStar Energy’s revenue and cash flows could be reduced to levels that could adversely affect its ability to make quarterly distributions to its unitholders, including us.
NuStar Energy’s revenue and cash flows are generated primarily from its customers’ payments of fees under throughput contracts and storage agreements. Failure by NuStar Energy to renew or enter into new contracts or its storage customers’ material reduction of their utilization under existing contracts could result from many factors, including:

•	continued low crude oil prices;

•	a material decrease in the supply or price of crude oil;

•	a material decrease in demand for refined products in the markets served by NuStar Energy’s pipelines and terminals;

•	political, social or economic instability in another country impacting a customer based there;

•	competition for customers from companies with comparable assets and capabilities;

•	scheduled turnarounds or unscheduled maintenance at refineries NuStar Energy serves;

•	operational problems or catastrophic events affecting NuStar Energy’s assets or a refinery it serves;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at NuStar Energy’s assets or a refinery it serves;

•	increasingly stringent environmental, health, safety and security regulations;

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

Competing midstream service providers, including certain major energy and chemical companies, possess, or have greater financial resources to acquire, assets better suited to meet customer demand, which could undermine NuStar Energy’s ability to obtain and retain customers or reduce utilization of its assets, which could reduce NuStar Energy’s revenues and cash flows, thereby reducing its ability to make its quarterly distributions to unitholders, including us.
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
NuStar Energy’s operations and those of its customers and suppliers are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather conditions (such as hurricanes, tornadoes, storms and floods), accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond its control. In addition, many scientists hypothesize that global climatic changes are occurring that are likely to cause an increase in hurricanes and other severe weather conditions. These events might result in a loss of life or equipment, injury or extensive property damage, as well as an interruption in NuStar Energy’s operations or those of its customers or suppliers. In the event any of NuStar Energy’s facilities, or those of its customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on NuStar Energy’s earnings, its other results of operations and its financial condition as a whole.

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
Weak economic conditions and widespread financial stress could reduce the liquidity of NuStar Energy’s customers, vendors or counterparties, making it more difficult for them to meet their obligations to NuStar Energy. NuStar Energy is therefore subject to risks of loss resulting from nonpayment or nonperformance by its customers to whom it extends credit. Severe financial problems encountered by NuStar Energy’s customers could limit its ability to collect amounts owed to it, or to enforce the performance of obligations owed to it under contractual arrangements. For example, a substantial portion of NuStar Energy’s St. Eustatius facility revenue derives from its storage of petroleum products exported from Venezuela on behalf of Petróleos de Venezuela, S.A. (PDVSA), a state-owned Venezuelan oil company. Significant political, social and economic instability in Venezuela, including constraints on foreign currency transactions by the Venezuelan government, has caused PDVSA to utilize NuStar Energy’s assets significantly less than it forecasted and late-pay invoices from time to time. NuStar Energy’s involvement with products exported from Venezuela also exposes it to the risk of trade restrictions and economic embargoes imposed by the United States and other countries.

In addition, nonperformance by vendors who have committed to provide NuStar Energy with critical products or services could raise its costs or interfere with its ability to successfully conduct its business. Furthermore, nonpayment by the counterparties to any of NuStar Energy’s outstanding derivatives could expose it to additional interest rate or commodity price risk. While NuStar Energy attempts to mitigate its risk through warehouseman’s liens and other security protections, any substantial increase in the nonpayment and nonperformance by its customers, vendors or counterparties could have a material adverse effect on its results of operations, cash flows and ability to make distributions to unitholders, including us.

Cybersecurity breaches and other disruptions could compromise NuStar Energy’s information and operations, and expose it to liability, which would cause its business and reputation to suffer.
NuStar Energy relies on its information technology infrastructure to process, transmit and store electronic information, including information it uses to safely operate its assets. In recent years, there has been a rise in the number of cyberattacks on other companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in NuStar Energy’s systems could result in a disruption of its operations, customer dissatisfaction, damage to its reputation, a loss of customers or revenues and potential regulatory fines. If any such failure, interruption or similar event results in improper disclosure of information maintained in NuStar Energy’s information systems and networks or those of its vendors, including personnel, customer and vendor information, it could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. NuStar Energy’s financial results could also be adversely affected if operational systems are breached or an employee causes its operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating its operational systems.

Although NuStar Energy believes that it has robust information security procedures and other safeguards in place, as cyberthreats continue to evolve, it may be required to expend additional resources to continue to enhance its information security measures and/or to investigate and remediate information security vulnerabilities.

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

Part of NuStar Energy’s overall business strategy includes acquiring additional assets that complement NuStar Energy’s existing asset base and distribution capabilities or provide entry into new markets. NuStar Energy may not be able to identify suitable acquisitions, or it may not be able to purchase or finance any acquisitions on terms that it finds acceptable. Additionally, NuStar Energy competes against other companies for acquisitions, and NuStar Energy may not be successful in the acquisition of any assets or businesses appropriate for its growth strategy.

Even if NuStar Energy does consummate acquisitions that it believes will increase distributable cash flow, these acquisitions may nevertheless result in a decrease in distributable cash flow. Any acquisition involves potential risks, including, among other things:

•	NuStar Energy may not be able to obtain the cost savings and financial improvements it anticipates or acquired assets may not perform as NuStar Energy expects;

•
NuStar Energy may not be able to successfully integrate the assets, management teams or employees of the businesses it acquires with its assets and management team, or such integration may be significantly delayed;

•
NuStar Energy may fail or be unable to discover some of the liabilities of businesses that it acquires, including liabilities resulting from a prior owner’s noncompliance with applicable federal, state or local laws;

•	NuStar Energy may have assumed prior known or unknown liabilities for which it may not be indemnified or have adequate insurance;

•	acquisitions may divert the attention of NuStar Energy’s senior management from focusing on its core business;

•	NuStar Energy may experience a decrease in its liquidity by using a significant portion of its available cash or borrowing capacity to finance acquisitions; and

•	NuStar Energy may face the risk that its existing financial controls, information systems, management resources and human resources will need to grow to support future growth.

NuStar Energy operates a global business that exposes it to additional risk.
NuStar Energy operates a global business. A significant portion of its revenues come from its business outside of the United States, and its operations are subject to various risks unique to each country that could have a material adverse effect on its business, results of operations and financial condition. With respect to any particular country, these risks may include political and economic instability, including: civil unrest, war and other armed conflict; inflation; and currency fluctuations, devaluation and conversion restrictions. NuStar Energy is also exposed to the risk of governmental actions that may: limit or disrupt markets for its operations, restrict payments to it or limit the movement of funds; impose sanctions on its ability to conduct business with certain customers or persons; or result in the deprivation of contract rights. Its operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other foreign laws prohibiting corrupt payments, as well as import and export regulations. Additionally, negotiations are ongoing regarding the United Kingdom’s exit from the European Union, and any future effects from this are currently unknown.

NuStar Energy also has assets in, or does business with customers based in, certain emerging markets, and the developing nature of these markets presents a number of risks. In addition, due to the unsettled political conditions in many oil-producing countries, NuStar Energy’s operations may be subject to the adverse consequences of war, civil unrest, strikes, currency controls and governmental actions. Deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels, in a country or region in which NuStar Energy does business, or affecting a customer with whom NuStar Energy does business, as well as difficulties in staffing and managing foreign operations, may adversely affect its operations or financial results. For example, PDVSA, a state-owned oil company in Venezuela, is a significant customer at NuStar Energy’s terminal facility in St. Eustatius, and recent political, social and economic instability in Venezuela seems to have had a negative impact on both PDVSA’s utilization of NuStar Energy’s facility and its ability to timely pay amounts invoiced.

NuStar Energy is subject to laws and sanctions implemented by the United States and foreign jurisdictions where it does business that may restrict the type of business it is permitted to conduct with certain entities, including PDVSA, restrict its activities in certain countries, or even restrict the services it may provide with respect to crude oil or other products produced in certain countries.   In 2017, the United States and the European Union imposed sanctions relating to Venezuela and PDVSA.  While these sanctions do not prohibit NuStar Energy from continuing to perform under its existing contracts with PDVSA, the sanctions may increase the likelihood that PDVSA will be unable to perform its obligations to NuStar Energy.  In addition, in the event additional sanctions are imposed in the future relating to Venezuela or PDVSA, such future sanctions may result in further deterioration of PDVSA’s ability to perform its obligations to NuStar Energy and could prevent it from continuing to serve PDVSA in St. Eustatius.

NuStar Energy does not own all of the land on which its pipelines and facilities have been constructed, and NuStar Energy is therefore subject to the possibility of increased costs or the inability to retain necessary land use.
NuStar Energy obtains the rights to construct and operate its pipelines, storage terminals and other facilities on land owned by third parties and governmental agencies. Many of these rights-of-way or other property rights are perpetual in duration, but others are for a specific period of time. In addition, some of NuStar Energy’s facilities are located on leased premises. Its loss of property rights, through its inability to renew right-of-way contracts or leases or otherwise, could adversely affect its operations and cash flows available for distribution to unitholders, including us.

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
In response to scientific studies asserting that emissions of certain “greenhouse gases” such as carbon dioxide and methane may be contributing to warming of the Earth’s atmosphere, the U.S. Congress, European Union and other political bodies have considered legislation or regulation to reduce emissions of greenhouse gases. Passage of climate change or fuels legislation or other regulatory initiatives in fuel efficiency, fuel additives, renewable fuels and other areas in which NuStar Energy conducts business, could result in changes to the demand for the products NuStar Energy stores, transports and sells, and could increase the costs of NuStar Energy’s operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its greenhouse gas or other emissions, pay any taxes related to its greenhouse gas or other emissions or administer and manage emissions programs. In addition, certain of NuStar Energy’s blending operations can result in requirements to purchase renewable energy credits. Even though NuStar Energy attempts to mitigate such lost revenues or increased costs through the contracts it signs with its customers, NuStar Energy may be unable to recover those revenues or mitigate the increased costs, and any such recovery may depend on events beyond its control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (STB) or other regulators and the provisions of any final legislation or regulations. Reductions in NuStar Energy’s revenues or increases in its expenses as a result of climate change legislation or other regulatory initiatives could have adverse effects on NuStar Energy’s business, financial position, results of operations and prospects.

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

NuStar Energy owns or leases a number of properties that were used to transport, store or distribute products for many years before NuStar Energy acquired them; therefore, such properties were operated by third parties whose handling, disposal or release of products and wastes was not under NuStar Energy’s control. Environmental laws and regulations could impose obligations to conduct assessment or remediation efforts at NuStar Energy’s facilities, third-party sites where it takes wastes for disposal, or where wastes have migrated. Environmental laws and regulations also may impose joint and several liabilities on NuStar Energy for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault.

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
The FERC regulates the tariff rates and terms and conditions of service for interstate oil movements on NuStar Energy’s common carrier pipelines. FERC regulations require that these rates must be just and reasonable and that the pipeline not engage in undue discrimination or undue preference with respect to any shipper. Under the Interstate Commerce Act, the FERC or shippers may challenge NuStar Energy’s pipeline tariff filings, including rates and terms and conditions of service. Further, other than for rates set under market-based rate authority, if a new rate is challenged by protest and investigated by the FERC, the FERC may suspend collection of such new rate for up to seven months. If such new rate is found to be unjust and unreasonable, the FERC may order refunds of amounts collected in excess of amounts generated by the just and reasonable rate determined by the FERC. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. In addition, shippers may challenge by complaint tariff rates and terms and conditions of service even after the rates and terms and conditions of service are in effect. If the FERC, in response to such a complaint or on its own initiative, initiates an investigation of rates that are already in effect, the FERC may order a carrier to change its rates prospectively. If existing rates are challenged and are determined by the FERC to be in excess of a just and reasonable level, any complaining shipper may obtain reparations for damages sustained during the two years prior to the date the shipper filed a complaint.

NuStar Energy is able to use various FERC-authorized rate change methodologies for its interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and settlement rates. Typically, NuStar Energy adjusts its rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. For the five-year period beginning July 1, 2011, the index was measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. For the five-year period beginning July 1, 2016, the current index is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 1.23%. Further, some of NuStar Energy’s newer projects that involved an open season include negotiated indexation rate caps.

In October 2016, the FERC initiated an Advance Notice of Proposed Rulemaking (ANOPR) to determine whether to require oil pipeline companies to file cost and revenue data for each of the company’s pipeline systems, with the definition of such systems also part of the ANOPR. Among other things, the ANOPR also proposed that index rate adjustments be capped or prohibited under certain circumstances and that ceiling rates be capped under certain circumstances. These methodologies, if adopted, could result in changes in NuStar Energy’s revenue that do not fully reflect changes in costs it incurs to operate and maintain its pipelines. For example, NuStar Energy’s costs could increase more quickly or by a greater amount than the negotiated or, if adopted, FERC-mandated indexation rate cap.

The reporting of system-based cost and revenue data, if adopted as a result of the ANOPR, could lead to an increase in rate litigation at the FERC. Currently, shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s change in costs from the previous year. However, if the index results in a negative adjustment, NuStar Energy is required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in NuStar Energy’s costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us, and to meet its debt service requirements. Additionally, because competition constrains NuStar Energy’s rates in various markets, NuStar Energy may from time to time be forced to reduce some of its rates to remain competitive.

Changes to FERC rate-making principles or pronouncements could have an adverse impact on NuStar Energy’s ability to recover the full cost of operating its pipeline facilities and its ability to make distributions to its unitholders, including us.
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

On July 1, 2016, the D.C. Circuit issued an opinion granting the shippers’ petition for review of the FERC’s rulings on the income tax allowance, finding that the FERC had failed to demonstrate that there is no double recovery of taxes for partnerships that receive an income tax allowance in addition to the return they receive through the rate of return on equity. On this basis, the D.C. Circuit remanded the issue to the FERC, which established a pending industrywide Notice of Inquiry regarding this issue. Certain participants in the Notice of Inquiry made filings claiming that pipeline rates should be reduced based on anticipated income tax reductions related to the Tax Cuts and Jobs Act. Because the extent to which an interstate oil pipeline organized as a partnership is entitled to an income tax allowance is subject to a case-by-case review at the FERC and is a matter that remains under litigation and FERC review, the level of income tax allowance to which NuStar Energy would ultimately be entitled is not certain. The manner in which the FERC’s income tax allowance policy is applied to pipelines owned by publicly traded partnerships could limit NuStar Energy’s ability to include a full income tax allowance in its cost of service.

The rates that NuStar Energy may charge on its interstate ammonia pipeline are subject to regulation by the STB.
NuStar Energy’s ammonia pipeline is subject to regulation under the Interstate Commerce Act by the STB, which is part of the DOT. Under that regulation NuStar Energy’s ammonia pipeline’s rates, rules and practices related to the interstate transportation of anhydrous ammonia must be reasonable and, in providing interstate transportation, NuStar Energy’s ammonia pipeline may not subject a shipper to unreasonable discrimination.

Increases in natural gas and power prices could adversely affect NuStar Energy’s operating expenses and its ability to make distributions to its unitholders, including us.
Power costs constitute a significant portion of NuStar Energy’s operating expenses. For the year ended December 31, 2017, NuStar Energy’s power costs equaled approximately $46.0 million, or 10.2% of NuStar Energy’s operating expenses for the year. NuStar Energy uses mainly electric power at its pipeline pump stations and terminals, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, NuStar Energy’s power costs typically fluctuate with natural gas prices, and increases in natural gas prices may cause NuStar Energy’s power costs to increase further. If natural gas prices increase, NuStar Energy’s cash flows may be adversely affected, which could adversely affect NuStar Energy’s ability to make distributions to its unitholders, including us.

Terrorist attacks and the threat of future attacks worldwide, as well as continued hostilities in the Middle East or other sustained military campaigns, may adversely impact NuStar Energy’s results of operations.
The United States Department of Homeland Security has identified pipelines and other energy infrastructure assets as ones that might be specific targets of terrorist organizations. These potential targets might include NuStar Energy’s pipeline systems, storage facilities or operating systems and may affect its ability to operate or control its pipeline and storage assets. Increased security measures taken by NuStar Energy as a precaution against possible terrorist attacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect NuStar Energy’s operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, instability in the financial markets that could restrict NuStar Energy’s ability to raise capital and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an attack.

Hedging transactions may limit NuStar Energy’s potential gains or result in significant financial losses.
While intended to reduce the effects of volatile commodity prices, hedging transactions, depending on the hedging instrument used, may limit NuStar Energy’s potential gains if petroleum product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose NuStar Energy to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Distributions to unitholders who are treated as holders of corporate stock would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to unitholders. If NuStar Energy were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. Because a tax would be imposed upon us or NuStar Energy as a corporation, our distributable cash flow would be substantially reduced.

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
The present U.S. federal income tax treatment of publicly traded entities treated as partnerships for federal income tax purposes, including us or NuStar Energy, or an investment in our or NuStar Energy’s units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect such entities. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We do not believe the final Treasury regulations affect our or NuStar Energy’s ability to be treated as partnerships for U.S. federal income tax purposes.

In addition, the Tax Cuts and Jobs Act enacted December 22, 2017 makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including changes to the tax rate on a unitholder’s allocable share of income from a publicly traded entity. The Tax Cuts and Jobs Act is complex and lacks administrative guidance. Thus, the impact of certain aspects of its provisions on us or an investment in our units is currently unclear. Unitholders should consult their tax advisor regarding the Tax Cuts and Jobs Act and its effect on us or an investment in our units.

Any changes to the federal income tax laws and interpretations thereof (including administrative guidance relating to the Tax Cuts and Jobs Act) may be applied retroactively and could make it more difficult or impossible for us or NuStar Energy to meet the exception for certain publicly traded entities to be treated as partnerships for federal income tax purposes or otherwise adversely affect our business, financial condition or results of operations. We are unable to predict whether any additional changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

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

If the IRS makes audit adjustments to our or NuStar Energy’s income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us or NuStar Energy, in which case we or NuStar Energy, as applicable, may elect to either pay the taxes directly to the IRS or to have its unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes. If we or NuStar Energy bears such payment, our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our or NuStar Energy’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us or NuStar Energy, as applicable. To the extent possible under the new rules, we may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although we or NuStar Energy’s general partner, as applicable, may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we or NuStar Energy make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

Unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year, and NuStar Energy is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to its trade or business during its taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, a deduction for “business interest” is limited to the sum of a taxpayer’s business interest income plus 30% of its “adjusted taxable income.” This limitation is applied at the entity level for entities treated as partnerships for federal income tax purposes, including us and NuStar Energy. For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. Any interest disallowed at the entity level may be carried forward and deducted in future years by the partner from his share of the entity’s “excess taxable income,”

which is generally equal to the excess of 30% of its adjusted taxable income over the amount of its deduction for business interest for such future taxable year, subject to certain restrictions.

Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in us or NuStar Energy that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in us to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are subject to U.S. federal income tax on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale or disposition of our units will generally be considered to be “effectively connected” with a U.S. trade or business and subject to U.S. federal income tax. Additionally, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or disposition of units. The IRS has temporarily suspended the application of the withholding requirements on sales of publicly traded interests, including our units, pending promulgation of regulations or other guidance. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our units.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed and traded on the New York Stock Exchange under the symbol “NSH.” At the close of business on February 8, 2018, we had 12 holders of record of our units. The following table presents the high and low sales prices for our units during the periods presented (composite transactions as reported by the New York Stock Exchange) and the amount, record date and payment date of the quarterly cash distributions on our units with respect to such periods:

	Price Range per Unit		Cash Distributions
	High	Low	Amount per Common Unit	Record Date	Payment Date
Year 2017
4th Quarter	$21.90	$13.50	$0.545	February 8, 2018	February 15, 2018
3rd Quarter	$25.25	$20.04	$0.545	November 9, 2017	November 16, 2017
2nd Quarter	$28.60	$22.20	$0.545	August 7, 2017	August 15, 2017
1st Quarter	$31.50	$26.65	$0.545	May 8, 2017	May 16, 2017
Year 2016
4th Quarter	$29.30	$22.30	$0.545	February 8, 2017	February 15, 2017
3rd Quarter	$26.45	$22.40	$0.545	November 8, 2016	November 16, 2016
2nd Quarter	$27.07	$19.82	$0.545	August 9, 2016	August 16, 2016
1st Quarter	$23.18	$12.86	$0.545	May 9, 2016	May 17, 2016

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

The following graph compares the cumulative 5-year total return provided to holders of NuStar GP Holdings, LLC’s units relative to the cumulative total returns of the NYSE Composite index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units and in each of the indexes on December 31, 2012, and its relative performance is tracked through December 31, 2017.

	12/12	12/13	12/14	12/15	12/16	12/17
NuStar GP Holdings, LLC	100.00	109.88	143.08	93.94	142.02	84.92
NYSE Composite	100.00	126.28	134.81	129.29	144.73	171.83
Alerian MLP	100.00	137.01	156.49	113.29	136.63	131.07

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
Statement of Comprehensive Income (Loss) Data:
Equity in earnings (loss) of NuStar Energy L.P.	$51,556	$56,096	$79,673	$65,380	$(6,741)
Net income (loss)	86,775	55,068	72,208	61,427	(11,034)
Basic and diluted net income (loss) per unit	2.01	1.28	1.68	1.44	(0.26)
Cash distributions per unit	2.18	2.18	2.18	2.18	2.18
Other Financial Data:
Distributions received from NuStar Energy L.P.	$99,310	$95,905	$96,030	$96,012	$96,134

	December 31,
	2017	2016	2015	2014	2013
	(Thousands of Dollars)
Balance Sheet Data:
Total assets	$283,842	$274,630	$360,490	$385,150	$412,382
Total short-term debt	42,500	30,000	26,000	26,000	26,000
Members’ equity	240,536	243,788	287,070	310,836	349,986

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

Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy), a publicly traded Delaware limited partnership (NYSE: NS). As of December 31, 2017, we have an approximate 13% ownership interest in NuStar Energy, consisting of the following:

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

NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia and the terminalling, storage and marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. NuStar Energy conducts its operations through its subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. Unless otherwise indicated, the terms “NuStar GP Holdings,” “NSH,” “we,” “our” and “us” are used in this report to refer to NuStar GP Holdings, LLC, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

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

Merger. On February 7, 2018, NuStar GP Holdings, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), and Riverwalk Holdings, LLC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be our sole member following the Merger. Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, (i) cancel the incentive distribution rights, (ii) convert the 2% general partner interest in NuStar Energy into a non-economic management interest and (iii) provide the holders of NuStar Energy’s common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019. The Merger is subject to the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by our unitholders. Please refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the Merger.

Employee Transfer from NuStar GP, LLC
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

NuStar Energy’s Acquisitions
Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units for net proceeds of $371.8 million. In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of these transactions.

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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Financial Highlights
(Thousands of Dollars, Except Per Unit Data)

	Year Ended December 31,
	2017	2016	Change
Equity in earnings of NuStar Energy	$51,556	$56,096	$(4,540)

General and administrative expenses	(3,298)	(3,046)	(252)
Other income, net	41,942	3,021	38,921
Interest expense, net	(1,587)	(1,069)	(518)
Income before income tax (expense) benefit	88,613	55,002	33,611
Income tax (expense) benefit	(1,838)	66	(1,904)
Net income	$86,775	$55,068	$31,707
Basic and diluted net income per unit	$2.01	$1.28	$0.73

The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2017	2016	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,814,019	$1,756,682	$57,337
Cost of product sales	651,599	633,653	17,946
Operating expenses	449,670	448,367	1,303
Depreciation and amortization expense	255,534	208,217	47,317
Segment operating income	457,216	466,445	(9,229)
General and administrative expenses	112,240	98,817	13,423
Other depreciation and amortization expense	8,698	8,519	179
Operating income	$336,278	$359,109	$(22,831)
Net income	$147,964	$150,003	$(2,039)
Net income per unit applicable to common limited partners	$0.64	$1.27	$(0.63)
Cash distributions per unit applicable to common limited partners	$4.38	$4.38	$—

NuStar Energy’s net income slightly decreased for the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease in other expense, net, mainly resulting from a $58.7 million impairment charge in 2016 on NuStar Energy’s term loan to Axeon Specialty Products, was offset by increased interest expense, increased general and administrative expenses and decreased segment operating income.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2017	2016	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,237	$2,091	$(854)
General partner incentive distribution rights (IDRs)	45,669	43,407	2,262
General partner’s interest in earnings and incentive distributions of NuStar Energy	46,906	45,498	1,408
Common limited partner interest in earnings of NuStar Energy	7,534	13,482	(5,948)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings of NuStar Energy	$51,556	$56,096	$(4,540)

Our equity in earnings in NuStar Energy decreased $4.5 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to a decrease in our equity in earnings related to our general and common limited partner interests. NuStar Energy issued preferred units in the fourth quarter of 2016 and in the second and fourth quarters of 2017, and NuStar Energy’s earnings are first allocated to its preferred units in an amount equal to its earned distributions. Accordingly, earnings allocated to our general and common limited partner interests for year ended December 31, 2017 were reduced by the amount of NuStar Energy’s earnings allocated to the preferred limited partner interests, as well as to higher IDRs.

Our equity in earnings of NuStar Energy related to our IDRs increased as a result of NuStar Energy’s issuances of common units in 2016 and in April of 2017. Our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions. In connection with the Navigator Acquisition, we amended NuStar Energy’s partnership agreement to waive our IDRs related to NuStar Energy’s common units issued in April of 2017 for ten consecutive quarters beginning with the distribution earned for the second quarter of 2017 up to a maximum of $22.0 million. Please refer to Notes 4 and 6 of the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of the incentive distribution waiver and of how NuStar Energy’s distributions are allocated.

General
For the years ended December 31, 2017 and 2016, we recognized other income, net of $41.9 million and $3.0 million, respectively, mainly due to gains resulting from NuStar Energy’s issuances of common units, calculated as if we had sold a proportionate share of our investment in NuStar Energy.
Income tax (expense) benefit changed by $1.9 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the U.S. corporate tax rate reduction from 35% to 21% due to the Tax Cuts and Jobs Act (“the Act”) enacted on December 22, 2017. Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion on income taxes.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Financial Highlights
(Thousands of Dollars, Except Per Unit Data)

	Year Ended December 31,
	2016	2015	Change
Equity in earnings of NuStar Energy	$56,096	$79,673	$(23,577)

General and administrative expenses	(3,046)	(3,338)	292
Other income (expense), net	3,021	(2,333)	5,354
Interest expense, net	(1,069)	(893)	(176)
Income before income tax benefit (expense)	55,002	73,109	(18,107)
Income tax benefit (expense)	66	(901)	967
Net income	$55,068	$72,208	$(17,140)
Basic and diluted net income per unit	$1.28	$1.68	$(0.40)

The following table summarizes NuStar Energy’s statement of income data:

	Year Ended December 31,
	2016	2015	Change
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,756,682	$2,084,040	$(327,358)
Cost of product sales	633,653	907,574	(273,921)
Operating expenses	448,367	473,031	(24,664)
Depreciation and amortization expense	208,217	201,719	6,498
Segment operating income	466,445	501,716	(35,271)
General and administrative expenses	98,817	102,521	(3,704)
Other depreciation and amortization expense	8,519	8,491	28
Operating income	$359,109	$390,704	$(31,595)

Income from continuing operations	$150,003	$305,946	$(155,943)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$150,003	$306,720	$(156,717)

Net income per unit applicable to common limited partners	$1.27	$3.30	$(2.03)

Cash distributions per unit applicable to common limited partners	$4.38	$4.38	$—

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

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2016	2015	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,091	$5,270	$(3,179)
General partner IDRs	43,407	43,220	187
General partner’s interest in earnings and incentive distributions of NuStar Energy	45,498	48,490	(2,992)
Common limited partner interest in earnings of NuStar Energy	13,482	34,067	(20,585)
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	—
Equity in earnings of NuStar Energy	$56,096	$79,673	$(23,577)

Our equity in earnings related to our general and common limited partner interests in NuStar Energy decreased $23.6 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to a decrease in NuStar Energy’s net income. However, our equity in earnings of NuStar Energy related to our IDRs increased slightly as a result of NuStar Energy’s issuances of common units in 2016. Our IDRs in NuStar Energy entitle us to an increasing amount of NuStar Energy’s cash distributions. Please refer to Note 6 of the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of how NuStar Energy’s distributions are allocated.

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

TRENDS AND OUTLOOK

As discussed in more detail in Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” we and NuStar Energy entered into the Merger Agreement to simplify our corporate structure. At the closing of the Merger, which is subject to, among other things, approval of our unitholders: (i) NuStar Energy will issue 0.55 of an NS common unit for each outstanding NSH unit; (ii) our economic rights in the 2% general partner interest, the incentive distribution rights (the IDRs) in NS and the NS common units held by us will be cancelled; and (iii) NS will pay off and cancel our obligations under our revolving credit agreement.

NuStar Energy believes simplifying the corporate structure and eliminating the IDRs will lower NuStar Energy’s cost of capital and create a more efficient and transparent structure. In addition, NuStar Energy’s management anticipates recommending, and the NuStar Energy board of directors indicated it intends to approve, resetting NuStar Energy’s quarterly distribution from $1.095 per common unit to $0.60 per common unit, effective with the first quarter 2018 distribution. NuStar Energy expects that resetting its distribution will improve its ability to fund cash requirements immediately, and, in the longer-term, will also serve to improve its leverage metrics and reduce its future need to access the capital markets.

Historically, master limited partnerships (MLPs), like NuStar Energy, have typically funded strategic capital expenditures and acquisitions from external sources, primarily through borrowings under revolving credit agreements and issuance of equity and debt securities. In the past few years, the total number of, and aggregate amount raised by, MLP common equity issuances has dropped dramatically, and MLPs with low coverage and high leverage have found it increasingly difficult to issue common equity. Through the combination of the simplification and distribution reset discussed above, NuStar Energy expects to be able to fund a larger proportion of its capital projects with the cash generated by its operations, which should, over time, reduce its need to access capital markets to finance future growth opportunities.

During 2017, NuStar Energy’s legacy pipeline systems and storage assets, other than its Permian Crude System, faced several unanticipated challenges, on top of the continuing burden of the third year of sustained low crude prices. In September, hurricanes caused damage in the Gulf of Mexico and significant destruction in the Caribbean. Hurricane Harvey’s heavy rainfall caused only minimal damage to NuStar Energy’s six affected Gulf Coast facilities, but Hurricane Irma passed almost directly over its facility at St. Eustatius, causing a temporary shutdown and inflicting substantial damage. NuStar Energy received hurricane insurance proceeds of $12.5 million in the fourth quarter of 2017 and $87.5 million in January 2018. NuStar Energy expects to recognize a gain in its first quarter 2018 results equal to the amount by which the insurance proceeds received exceed its actual expense incurred during the period, or approximately $85 million. At this time, NuStar Energy expects that costs incurred, over and above its deductible amount, will be covered by the insurance proceeds it has already received. NuStar Energy expects these repairs to continue through next year and into 2020.

Due to that fact that some of NuStar Energy’s current committed shippers’ contracts on its South Texas Crude System expire in the second half of 2018, as well as NuStar Energy’s assessment of the current market conditions in the Eagle Ford, its 2018 forecast reflects its expectation that some of those customers will decline to renew their commitments and demand rates lower than previously contracted rates. As a result, NuStar Energy is projecting lower throughput and rates for the South Texas Crude System in the second half of 2018, which it expects to result in lower revenues for that system during 2018 as compared to 2017.

Since NuStar Energy agrees with the many energy experts who currently predict that backwardation, which tends to decrease demand for storage capacity, will continue through 2018, NuStar Energy’s 2018 forecast reflects lower storage rates and contract renewals at certain of its facilities, which it expects to result in lower revenues for those facilities during 2018 as compared to 2017.

In January 2018, as a result of the widely reported economic strife in Venezuela and the mounting financial and operational challenges facing NuStar Energy’s St. Eustatius anchor tenant, Petróleos de Venezuela, S.A. (PDVSA), NuStar Energy reduced its expectations for PDVSA’s utilization of the terminal during 2018 to reflect a more conservative outlook. In 2017 and this year so far, news outlets around the world have reported the dramatic deterioration of economic conditions in Venezuela, and during 2017, NuStar Energy saw PDVSA’s activity at the terminal decrease to levels well below their historical levels. In addition, in August 2017, the United States imposed sanctions against Venezuela intended to limit PDVSA’s access to credit, and the Trump Administration has announced it may also ban imports of Venezuelan crude into the U.S. and export of U.S. refined products to Venezuela. If implemented, these additional sanctions, together with the current sanctions, could have a significant negative impact on Venezuela and on PDVSA.

Largely due to the impact NuStar Energy believes those negative factors may have on PDVSA and PDVSA’s utilization of its facility, NuStar Energy’s 2018 forecast reflects that its 2018 results of operations of its storage segment will be lower than 2017 and that the current forecast properly reflects its conservative assessment of significant uncertainty and risk surrounding PDVSA’s ability to perform this year. That being said, since early January PDVSA’s activity at the terminal has increased, and, if they are able to continue this trend through all or a portion of the year, all other factors remaining constant, NuStar Energy could see improvement in its revenue generated for St. Eustatius, in comparison with its current forecast for 2018, as the year progresses. While NuStar Energy is hopeful that PDVSA will maintain its current activity and continues to work to retain them as an important customer, NuStar Energy also continues to closely monitor PDVSA’s activity and financial well-being and are working to diversify its St. Eustatius facility customer base.

While NuStar Energy’s outlook for 2018 reflects all the challenges it has described, NuStar Energy believes that the consummation of the Merger and its board of director’s approval of its recommended reset to its distribution will immediately increase NuStar Energy’s cash available to pay for capital expenditures, and, over time, will improve its leverage metrics. NuStar Energy expects these steps to strengthen its balance sheet in 2018 and beyond. NuStar Energy also projects that the Permian Crude System will continue to grow, and expects its positive contributions to its pipeline segment’s overall results to grow accordingly.

NuStar Energy’s earnings and the distributions we receive from NuStar Energy directly affect our results. NuStar Energy’s outlook, both overall and for any of its segments, may change, as NuStar Energy bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control. These factors include, but are not limited to, the state of the economy and the capital markets, changes to its customers’ refinery maintenance schedules and unplanned refinery downtime, crude oil prices, the supply of and demand for crude oil, refined products and anhydrous ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

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

Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, cancel the incentive distribution rights and convert the 2% general partner interest in NuStar Energy into a non-economic management interest. Furthermore, the 10,214,626 NuStar Energy common units currently owned by us will be cancelled and will cease to exist. As a result, after the Merger, we will no longer receive incentive distributions or quarterly cash distributions related to our ownership interest, from NuStar Energy. At the effective time of the Merger, each of our outstanding common units will be converted into the right to receive 0.55 of a NuStar Energy common unit. All of our common units, when converted, will cease to be outstanding and will automatically be cancelled and no longer exist. NuStar Energy will pay off and cancel our obligations under our revolving credit agreement. Additionally, on February 8, 2018, NuStar Energy announced that NuStar Energy’s management anticipates recommending to the board of directors of NuStar GP, LLC, and expects such board of directors to adopt, a reset of NuStar Energy’s quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution payable in May 2018. We expect to adjust the quarterly distribution to our members accordingly. Please refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the Merger.

Cash Distributions from NuStar Energy
NuStar Energy distributes all of its available cash to its common limited partners and general partner within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. Available cash is generally defined as cash receipts less cash disbursements (including distributions to holders of NuStar Energy’s preferred units, as further discussed under the Investment in NuStar Energy section below) and cash reserves established by NuStar Energy’s board of directors, in its sole discretion. The following table reflects the cash distributions earned for the periods shown with respect to our ownership interests in NuStar Energy and our incentive distribution rights (IDRs):

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars, Except Per Unit and Percentage Data)
Cash distributions per unit applicable to common limited partners	$4.38	$4.38	$4.38
Total cash distributions by NuStar Energy to its general partner and common limited partners	$462,602	$393,882	$392,204
Cash distributions we received from NuStar Energy:
General partner interest	$9,252	$7,877	$7,844
General partner IDRs	45,669	43,407	43,220
Limited partner interest – common units	44,740	44,699	45,073
Total cash distributions to us	$99,661	$95,983	$96,137
Distributions to us as a percentage of total cash distributions to NuStar Energy’s general partner and common limited partners	21.5%	24.4%	24.5%

Beginning with the distribution earned for the second quarter of 2017 and for a period of up to ten consecutive quarters, we will not receive incentive distributions with respect to certain NS common units, including those recently issued by NuStar Energy in connection with the Navigator Acquisition. Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion.

Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
For the years ended December 31, 2017, 2016 and 2015, cash distributions received from NuStar Energy were used primarily to fund distributions to our unitholders.

Credit Facility
We amended our revolving credit facility on June 27, 2017 to, among other things, extend its maturity to June 27, 2018 and increase its borrowing capacity from $50.0 million to $60.0 million. The revolving credit agreement allows for the use of up to $10.0 million of its borrowing capacity for letters of credit. Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. Riverwalk has pledged 2,926,833 NuStar Energy common units that it owns to secure its guarantee.

As of December 31, 2017, we had outstanding borrowings of $42.5 million and availability of $17.5 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. Our management believes that we are in compliance with the covenants of the revolving credit facility as of December 31, 2017. Please refer to Note 9 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion on our revolving credit facility.

Investment in NuStar Energy
Issuances of Common Units. On April 18, 2017, NuStar Energy issued 14,375,000 common units representing limited partner interests at a price of $46.35 per unit. NuStar Energy used the net proceeds from this offering of $657.5 million, including our contribution of $13.6 million to maintain our 2% general partner interest, to fund a portion of the purchase price for the Navigator Acquisition. Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to these common units. We borrowed approximately $14.0 million under our revolving credit facility to fund our general partner contribution to NuStar Energy. Our common limited partner ownership interest in NuStar Energy was approximately 11% subsequent to this issuance. This issuance resulted in a gain of $41.6 million, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income for the year ended December 31, 2017, calculated as if we had sold a proportionate share of our investment in NuStar Energy.

In 2016, NuStar Energy issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit. NuStar Energy received net proceeds of $28.3 million, which includes our contribution of $0.6 million in order to maintain our 2% general partner interest. This issuance resulted in a gain of $2.1 million for the year ended December 31, 2016, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income, and represents a gain as if we had sold a proportionate share of our investment in NuStar Energy.

Issuances of Preferred Units. In 2017 and 2016, NuStar Energy issued fixed-to-floating rate cumulative redeemable perpetual preferred units representing limited partner interests. The preferred units rank senior to all of NuStar Energy’s other classes of equity securities, including our general partner and common limited partner interests, with respect to distribution rights and rights upon liquidation. Distributions on the preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates and are payable on the 15th day or next business day of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The following is a summary of NuStar Energy’s preferred units outstanding as of December 31, 2017:

Units	Original Issuance Date	Number of Units Issued and Outstanding	Fixed Distribution Rate per Annum (as a Percentage of the $25.00 Liquidation Preference per Unit)	Fixed Distribution Rate per Unit per Annum	Date at Which Distribution Rate Becomes Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	November 25, 2016	9,060,000	8.50%	$2.125	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	April 28, 2017	15,400,000	7.625%	$1.90625	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	November 30, 2017	6,900,000	9.00%	$2.25	December 15, 2022	Three-month LIBOR plus 6.88%

Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion of NuStar Energy’s issuances of units.

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

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.18
Total cash distributions	$93,649	$93,601	$93,561

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

Following the Merger, we will be a wholly owned subsidiary of NuStar Energy. Please refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of the Merger.

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

Investment in NuStar Energy
We evaluate our investment in NuStar Energy for impairment if and when there is evidence that we may not be able to recover the carrying amount of our investment or that NuStar Energy is unable to sustain an earnings capacity that justifies the carrying amount. If a decline in the value of our investment is determined to be other than temporary, then we would record an impairment loss in the current period based on the difference between the estimated current fair value of the investment and our carrying amount. In order to determine fair value, our management must make certain estimates and assumptions regarding NuStar Energy’s operations, including, among other things, an assessment of market conditions, projected cash flows, interest rates and growth rates that could significantly impact the fair value of our investment. Due to the significant subjectivity of the assumptions used to determine fair value, changes in market conditions and/or changes in assumptions could result in significant impairment charges in the future, thus affecting our earnings. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2017 is recoverable.

Unit-Based Compensation
Prior to the Employee Transfer, we accounted for awards of NS performance units and restricted units to employees and directors of NuStar GP, LLC and its affiliates at fair value, whereby a liability for the award was initially recorded and subsequent changes in the fair value were included in the determination of net income. The fair value of NS restricted units and performance units equaled the market price of NS common units at each reporting date. However, NS performance units were earned only upon NuStar Energy’s achievement of an objective performance measure. We recorded compensation expense each reporting period such that the cumulative compensation expense equaled the portion of the award’s current fair value that had vested. We recorded compensation expense for NS restricted units and performance units until the date of vesting.

We account for awards of NSH restricted units granted to employees of NuStar GP, LLC and our directors based on the fair value of the awards at the grant date. The fair value of NSH restricted units equals the market price of NSH common units at the grant date. Compensation expense for NSH restricted units is recognized ratably over the vesting period based on the initial fair value determination.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-K for the year ended December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar GP Holdings, LLC’s internal control over financial reporting as of December 31, 2017. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 47.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NuStar GP Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

/s/    KPMG LLP
San Antonio, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members
of NuStar GP Holdings, LLC:

Opinion on Internal Control Over Financial Reporting
We have audited NuStar GP Holdings, LLC (a Delaware limited partnership) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    KPMG LLP
San Antonio, Texas
February 28, 2018

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$422	$207
Income tax receivable	105	303
Other receivables	26	—
Prepaid expenses and other current assets	319	292
Total current assets	872	802
Investment in NuStar Energy L.P.	279,721	268,742
Deferred income tax assets, net	3,249	5,086
Total assets	$283,842	$274,630
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$42,500	$30,000
Payable to related party	205	317
Accounts payable	3	1
Accrued liabilities	500	460
Taxes other than income tax	98	64
Total current liabilities	43,306	30,842
Commitments and contingencies (Note 10)
Members’ equity (42,977,132 and 42,951,749 common units outstanding as of December 31, 2017 and 2016, respectively)	251,358	257,662
Accumulated other comprehensive loss	(10,822)	(13,874)
Total members’ equity	240,536	243,788
Total liabilities and members’ equity	$283,842	$274,630
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2017	2016	2015
Equity in earnings of NuStar Energy L.P.	$51,556	$56,096	$79,673

General and administrative expenses:
Third parties	(2,427)	(2,258)	(3,338)
Related party	(871)	(788)	—
Total general and administrative expenses	(3,298)	(3,046)	(3,338)
Other income (expense), net	41,942	3,021	(2,333)
Interest expense, net	(1,587)	(1,069)	(893)
Income before income tax (expense) benefit	88,613	55,002	73,109
Income tax (expense) benefit	(1,838)	66	(901)
Net income	86,775	55,068	72,208
Other comprehensive income (loss):
Share of NuStar Energy L.P.’s other comprehensive income (loss)	3,052	(685)	(3,107)
Pension and other postretirement benefit plan adjustments	—	(4,525)	218
Total other comprehensive income (loss)	3,052	(5,210)	(2,889)
Comprehensive income	$89,827	$49,858	$69,319
Net income per unit	$2.01	$1.28	$1.68
Weighted-average number of basic common units outstanding	42,954,230	42,932,320	42,914,297
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$86,775	$55,068	$72,208
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(51,556)	(56,096)	(79,673)
Distributions of equity in earnings from NuStar Energy L.P.	51,556	56,096	79,673
Gain related to NuStar Energy L.P.’s issuance of common limited partner units	(41,942)	(2,408)	—
(Gain) loss on sale of NuStar Energy L.P. common limited partner units in connection with unit-based compensation	—	(613)	2,333
Unit-based compensation expense	849	661	239
Amortization of deferred debt costs	182	169	155
Expense (benefit) for deferred income tax	1,837	(75)	952
Changes in current assets and liabilities (Note 8)	92	(3,336)	296
(Increase) decrease in long-term receivable from related party	—	(898)	363
Increase (decrease) in long-term liabilities	—	1,183	(647)
Net cash provided by operating activities	47,793	49,751	75,899
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	47,754	39,809	16,357
Investment in NuStar Energy L.P.	(13,738)	(842)	(7,444)
Proceeds from sale of NuStar Energy L.P. common units in connection with unit-based compensation	—	1,319	5,935
Net cash provided by investing activities	34,016	40,286	14,848
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	15,500	4,000	—
Repayment of short-term debt	(3,000)	—	—
Distributions to unitholders	(93,634)	(93,590)	(93,567)
Other, net	(460)	(274)	14
Net cash used in financing activities	(81,594)	(89,864)	(93,553)
Net increase (decrease) in cash and cash equivalents	215	173	(2,806)
Cash and cash equivalents as of the beginning of the period	207	34	2,840
Cash and cash equivalents as of the end of the period	$422	$207	$34
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Thousands of Dollars, Except Unit Data)

	Units	Members’ Equity	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2015	42,913,277	$316,611	$(5,775)	$310,836
Net income	—	72,208	—	72,208
Other comprehensive loss	—	—	(2,889)	(2,889)
Distributions to unitholders	—	(93,567)	—	(93,567)
Unit-based compensation	17,272	468	—	468
Other	—	14	—	14
Balance as of December 31, 2015	42,930,549	295,734	(8,664)	287,070
Net income	—	55,068	—	55,068
Other comprehensive loss	—	—	(5,210)	(5,210)
Distributions to unitholders	—	(93,590)	—	(93,590)
Unit-based compensation	21,200	450	—	450
Balance as of December 31, 2016	42,951,749	257,662	(13,874)	243,788
Net income	—	86,775	—	86,775
Other comprehensive income	—	—	3,052	3,052
Distributions to unitholders	—	(93,634)	—	(93,634)
Unit-based compensation	25,383	555	—	555
Balance as of December 31, 2017	42,977,132	$251,358	$(10,822)	$240,536
See Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy or NS) (NYSE: NS). As of December 31, 2017, we have an approximate 13% ownership interest in NuStar Energy, consisting of the following:

•	the general partner interest;

•
100% of the incentive distribution rights issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy, currently at the maximum percentage of 23%; and

•	10,214,626 common units of NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia and the terminalling, storage and marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. NuStar Energy conducts its operations through its subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P.

Recent Developments
Merger. On February 7, 2018, NuStar GP Holdings, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), and Riverwalk Holdings, LLC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be our sole member following the Merger. Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, (i) cancel the incentive distribution rights, (ii) convert the 2% general partner interest in NuStar Energy into a non-economic management interest and (iii) provide the holders of NuStar Energy’s common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019. The Merger is subject to the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by our unitholders. Please refer to Note 15 for further discussion of the Merger.

NuStar Energy’s Navigator Acquisition and Financing Transactions. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In order to fund the purchase price, NuStar Energy issued 14,375,000 common units for net proceeds of $657.5 million, NuStar Logistics issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and NuStar Energy issued 15,400,000 of its 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our incentive distribution rights. In April 2017, we borrowed approximately $14.0 million under our revolving credit facility to fund a contribution to NuStar Energy in order to maintain our 2% general partner interest in connection with NuStar Energy’s issuance of common units. Please refer to Note 4 for a discussion of these transactions.

Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, our wholly owned subsidiary, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). Our officers, who are also officers of NuStar GP, LLC, are now dual employees of NuStar GP, LLC and NuStar Services Co. As a result of the Employee Transfer, NuStar Energy pays employee costs directly and sponsors the long-term incentive plan and other employee benefit plans. Please refer to Note 5 for a discussion of the Employee Transfer and our related party agreements.

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

Investment in NuStar Energy
We account for our investment in NuStar Energy using the equity method. As the general partner, we exercise significant influence over NuStar Energy. We evaluate our investment in NuStar Energy for impairment when there is evidence that we may not be able to recover the carrying amount of our investment or that the investee is unable to sustain an earnings capacity that justifies the carrying amount. If a decline in the value of our investment is determined to be other than temporary, then we would record an impairment loss in the current period based on the difference between the estimated current fair value of the investment and our carrying amount. We believe that the carrying amount of our investment in NuStar Energy as of December 31, 2017 is recoverable.

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

Income tax expense includes federal and state income and withholding taxes currently payable and deferred federal and state income taxes resulting from temporary differences between financial statement and tax bases of assets and liabilities when such differences exist. We, or certain of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2013 through 2016, according to standard statutes of limitations.

We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2017 and 2016.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Income Per Common Unit
Net income per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our common units and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plan. Net income attributable to distribution equivalent rights for outstanding restricted units totaled $0.2 million for the years ending December 31, 2017 and 2016. We compute net income per common unit by dividing net income attributable to our common units by the weighted-average number of common units outstanding during the period. Basic and diluted net income per common unit are the same as we have no potentially dilutive securities outstanding.

Unit-Based Compensation
We account for awards of NSH restricted units granted to employees of NuStar GP, LLC and our directors based on the fair value of the awards at the grant date. Compensation expense for NSH restricted units is recognized ratably over the vesting period based on the initial fair value determination, and is included in “General and administrative expenses” on our consolidated statements of comprehensive income.

Prior to the Employee Transfer, we accounted for awards of NS performance units and restricted units to employees and directors of NuStar GP, LLC and its affiliates at fair value, whereby a liability for the award was initially recorded and subsequent changes in the fair value were included in the determination of net income. The fair value of NS restricted units and performance units equaled the market price of NS common units at each reporting date. However, NS performance units were earned only upon NuStar Energy’s achievement of an objective performance measure. We recorded compensation expense each reporting period such that the cumulative compensation expense equaled the portion of the award’s current fair value that had vested. We recorded compensation expense related to NS restricted units and performance units until the date of vesting. Prior to the Employee Transfer, we recorded a liability on our consolidated balance sheet for awards of NS performance units and restricted units and NuStar Energy reimbursed us for the expenses resulting from NS awards and NSH awards to employees providing services to NuStar Energy. Following the Employee Transfer, NuStar Energy retains the expenses resulting from NS awards and we retain the expenses resulting from NSH awards.

Distribution Equivalent Rights (DERs) paid with respect to outstanding, unvested NS units were expensed, whereas DERs with respect to outstanding, unvested NSH restricted units reduce equity, similar to cash distributions to unitholders. Forfeitures of our unit-based awards are recognized as an adjustment to compensation expense when they occur.

3. NEW ACCOUNTING PRONOUNCEMENTS

Unit-Based Payments
In May 2017, the Financial Accounting Standards Board (FASB) issued amended guidance that clarifies when a change to the terms and conditions of a unit-based payment award is accounted for as a modification. Under the amended guidance, an entity will apply modification accounting if the value, vesting or classification of the unit-based payment award changes. The guidance is effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied prospectively. We adopted these provisions January 1, 2018, and they did not have a material impact on our financial position, results of operations or disclosures.

Statement of Cash Flows
In August 2016, the FASB issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We adopted these provisions January 1, 2018, and they did not have an impact on our statements of cash flows or disclosures.

Financial Instruments
In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We adopted these provisions January 1, 2018, and they did not have a material impact on our financial position, results of operations or disclosures.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Taxes
In November 2015, the FASB issued amended guidance that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2016, using either a prospective or retrospective transition method, and early adoption is permitted. We adopted these provisions on a prospective basis on January 1, 2017, and they did not have an impact on our financial position, results of operations or disclosures.

4. INVESTMENT IN NUSTAR ENERGY

NuStar Energy’s Acquisitions
Navigator Acquisition. On April 11, 2017, NuStar Logistics and NuStar Energy entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion. NuStar Energy closed the Navigator Acquisition on May 4, 2017 and funded the purchase price with the net proceeds of the equity and debt issuances described below. NuStar Energy acquired crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas consisting of: (i) more than 500 miles of crude oil gathering and transportation pipelines with approximately 92,000 barrels per day ship-or-pay volume commitments and deliverability of approximately 412,000 barrels per day; (ii) a pipeline gathering system with more than 200 connected producer tank batteries capable of more than 400,000 barrels per day of pumping capacity covering over 500,000 dedicated acres with fixed fee contracts; and (iii) approximately 1.0 million barrels of crude oil storage capacity with 440,000 barrels contracted to third parties.

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

NuStar Energy’s Equity Issuances
Issuances of Common Units. On April 18, 2017, NuStar Energy issued 14,375,000 common units representing limited partner interests at a price of $46.35 per unit. NuStar Energy used the net proceeds from this offering of $657.5 million, including our contribution of $13.6 million to maintain our 2% general partner interest, to fund a portion of the purchase price for the Navigator Acquisition. Beginning with the distribution earned for the second quarter of 2017, we will not receive incentive distributions with respect to these common units. We borrowed approximately $14.0 million under our revolving credit facility to fund our general partner contribution to NuStar Energy, and our common limited partner ownership interest in NuStar Energy was approximately 11% subsequent to this issuance. This issuance resulted in a gain of $41.6 million, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income for the year ended December 31, 2017, calculated as if we had sold a proportionate share of our investment in NuStar Energy.

In 2016, NuStar Energy issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit. NuStar Energy received net proceeds of $28.3 million, which includes our contribution of $0.6 million in order to maintain our 2% general partner interest. This issuance resulted in a gain of $2.1 million for the year ended December 31, 2016, which is included in “Other income (expense), net” on our consolidated statements of comprehensive income, calculated as if we had sold a proportionate share of our investment in NuStar Energy.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Issuances of Preferred Units. In 2017 and 2016, NuStar Energy issued fixed-to-floating rate cumulative redeemable perpetual preferred units representing limited partner interests. The preferred units rank senior to all of NuStar Energy’s other classes of equity securities, including our general partner and common limited partner interests, with respect to distribution rights and rights upon liquidation. Distributions on the preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates and are payable on the 15th day or next business day of each of March, June, September and December of each year to holders of record on the first business day of each payment month.

The following is a summary of NuStar Energy’s preferred units outstanding as of December 31, 2017:

Units	Original Issuance Date	Number of Units Issued and Outstanding	Fixed Distribution Rate per Annum (as a Percentage of the $25.00 Liquidation Preference per Unit)	Fixed Distribution Rate per Unit per Annum	Date at Which Distribution Rate Becomes Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	November 25, 2016	9,060,000	8.50%	$2.125	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	April 28, 2017	15,400,000	7.625%	$1.90625	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	November 30, 2017	6,900,000	9.00%	$2.25	December 15, 2022	Three-month LIBOR plus 6.88%

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	December 31,
	2017	2016
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$250,432	$377,183
Property, plant and equipment, net	4,300,933	3,722,283
Goodwill	1,097,475	696,637
Other non-current assets	886,393	234,442
Total assets	$6,535,233	$5,030,545
Current liabilities	$651,506	$289,396
Long-term debt	3,263,069	3,014,364
Other non-current liabilities	140,569	115,168
Total liabilities	4,055,144	3,418,928
NuStar Energy partners’ equity	2,480,089	1,611,617
Total liabilities and partners’ equity	$6,535,233	$5,030,545

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$1,814,019	$1,756,682	$2,084,040
Operating income	$336,278	$359,109	$390,704

Income from continuing operations	$147,964	$150,003	$305,946
Income from discontinued operations, net of tax	—	—	774
Net income	$147,964	$150,003	$306,720

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
Our investment in NuStar Energy reconciles to NuStar Energy’s total partners’ equity as follows:

	December 31,
	2017	2016
	(Thousands of Dollars, Except Percentage Data)
NuStar Energy’s partners’ equity	$2,480,089	$1,611,617
Less NuStar Energy’s preferred limited partners’ equity	756,603	218,400
NuStar Energy’s partners’ equity, excluding preferred limited partners’ equity	1,723,486	1,393,217
NuStar GP Holdings’ ownership interest in NuStar Energy	12.8%	14.7%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	220,606	204,803
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	59,115	63,939
Investment in NuStar Energy	$279,721	$268,742

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

The following table summarizes our equity in earnings of NuStar Energy:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$1,237	$2,091	$5,270
General partner incentive distribution rights	45,669	43,407	43,220
General partner’s interest in earnings and incentive distributions of NuStar Energy	46,906	45,498	48,490
Common limited partner interest in earnings of NuStar Energy	7,534	13,482	34,067
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(2,884)	(2,884)	(2,884)
Equity in earnings of NuStar Energy	$51,556	$56,096	$79,673

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

GP Services Agreement. Prior to the Employee Transfer, NuStar GP, LLC performed services for NuStar Energy’s U.S. operations. Employees of NuStar GP, LLC provided services to both NuStar Energy and NuStar GP Holdings; therefore, NuStar Energy reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated specifically to NuStar GP Holdings (the Holdco Administrative Services Expense). For the years ended December 31, 2016 and 2015, the Holdco Administrative Services Expense totaled $0.2 million and $1.5 million, respectively. The following table summarizes information pertaining to related party transactions reimbursed by NuStar Energy:

	Year Ended December 31,
	2016	2015
	(Thousands of Dollars)
Expenses for payroll, employee benefit plans and unit-based compensation	$32,053	$201,852
Other expenses	$121	$484

In conjunction with the Employee Transfer, NuStar GP, LLC entered into an Amended and Restated Services Agreement with NuStar Services Co, a wholly owned subsidiary of NuStar Energy, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. We incurred administrative expenses related to the Amended GP Services Agreement of $0.9 million and $0.8 million for the year ended December 31, 2017 and 2016, respectively, which is reported in related party general and administrative expenses on the consolidated statements of comprehensive income.

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

As shown in the table above, we transferred to NuStar Services Co $32.7 million in benefit obligations associated with the Pension Plans and other postretirement benefit plans, which were primarily reported in “Long-term liabilities” on our consolidated balance sheet prior to the Employee Transfer. Additionally, we transferred an accumulated other comprehensive income balance related to the unrecognized components of net periodic benefit cost (income) of $4.2 million. We also transferred to NuStar Services Co all outstanding awards under the Fifth Amended and Restated 2000 Long-Term Incentive Plan, which represented 730,288 units, and removed the obligation related to these unit-based awards, which was previously reported as “Current liabilities,” from our consolidated balance sheet.

Balance Sheet Items. We had a payable to NuStar Energy of $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings.

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. DISTRIBUTIONS FROM NUSTAR ENERGY

NuStar Energy’s partnership agreement, determines the amount and priority of cash distributions that NuStar Energy’s unitholders and general partner may receive. We, as NuStar Energy’s general partner, are entitled to incentive distributions if the amount NuStar Energy distributes with respect to any quarter exceeds $0.60 per common unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per common unit. We also receive a 2% distribution with respect to our general partner interest. The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general partner and common limited partners:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$9,252	$7,877	$7,844
General partner incentive distribution rights	45,669	43,407	43,220
Total general partner distribution	54,921	51,284	51,064
Common limited partner distribution	44,740	44,699	45,073
Total distributions to NuStar GP Holdings	99,661	95,983	96,137
Public common limited partners’ distribution	362,941	297,899	296,067
Total cash distributions	$462,602	$393,882	$392,204
Cash distributions per unit applicable to common limited partners	4.38	4.38	4.38

The following table summarizes information related to NuStar Energy’s quarterly cash distributions to its general partner and common limited partners:

Quarter Ended	Cash Distributions Per Common Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2017 (a)	$1.095	$115,267	February 8, 2018	February 13, 2018
September 30, 2017	$1.095	$115,084	November 9, 2017	November 14, 2017
June 30, 2017	$1.095	$115,083	August 7, 2017	August 11, 2017
March 31, 2017	$1.095	$117,168	May 8, 2017	May 12, 2017

(a)	The distribution was announced on January 29, 2018.

7. FAIR VALUE MEASUREMENTS

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

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party, net	$—	$(993)	$1,134
Income tax receivable	198	909	(1)
Other receivables	(26)	(32)	22
Other current assets	(44)	(117)	(8)
Increase (decrease) in current liabilities:
Payable to related party	(112)	—	—
Accounts payable	2	(222)	16
Accrued compensation expense	—	(1,339)	(954)
Accrued liabilities	40	120	(97)
Taxes other than income tax	34	(1,662)	184
Changes in current assets and current liabilities	$92	$(3,336)	$296

Cash flows related to interest and income tax were as follows:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Cash paid for interest	$1,395	$890	$736
Cash refunded for income tax, net	$(198)	$(900)	$(50)

The above changes in current assets and current liabilities differ from changes between amounts reflected in our consolidated balance sheets due to the non-cash related party transactions associated with the Employee Transfer. Please refer to Note 5 for further details.

Non-cash investing and financing activities mainly consisted of:

•
Adjustments to our investment in NuStar Energy and accumulated other comprehensive income (loss) through recognition of our proportionate share of NuStar Energy’s accumulated other comprehensive income (loss); and

•	Prior to the Employee Transfer, pension funding adjustments recognized in accumulated other comprehensive income (loss).

9. CREDIT FACILITY

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

As of December 31, 2017, we had outstanding borrowings of $42.5 million and availability of $17.5 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. The weighted-average interest rates related to borrowings under our revolving credit facility as of December 31, 2017 and 2016 were 3.6% and 2.8%, respectively. As of December 31, 2017 and 2016, unamortized

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deferred debt costs associated with our revolving credit agreement totaled $0.1 million and are included in “Prepaid expenses and other current assets” on our consolidated balance sheets.

The revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, the revolving credit facility requires NuStar Energy to comply with the financial covenant contained in NuStar Logistics revolving credit facility. We are also required to receive cash distributions each fiscal quarter of at least $19.0 million in respect of our ownership interests in NuStar Energy. Our management believes that we are in compliance with the covenants of our revolving credit facility as of December 31, 2017.

10. COMMITMENTS AND CONTINGENCIES

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

Commitments
As of December 31, 2017, we had no future minimum payments applicable to non-cancellable operating leases and purchase obligations.

11. MEMBERS’ EQUITY

Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component:

	Share of NuStar Energy’s Other Comprehensive (Loss) Income	Pension and Other Postretirement Benefit Plan Adjustments	Total
	(Thousands of Dollars)
Balance as of January 1, 2015	$(10,082)	$4,307	$(5,775)
Other comprehensive (loss) income before reclassification adjustments	(3,107)	1,312	(1,795)
Amounts reclassified to general and administrative expenses (a)	—	(1,094)	(1,094)
Other comprehensive (loss) income	(3,107)	218	(2,889)
Balance as of December 31, 2015	(13,189)	4,525	(8,664)
Other comprehensive loss before reclassification adjustments	(685)	—	(685)
Amounts reclassified to general and administrative expenses (a)	—	(324)	(324)
Employee Transfer (b)	—	(4,201)	(4,201)
Other comprehensive loss	(685)	(4,525)	(5,210)
Balance as of December 31, 2016	(13,874)	—	(13,874)
Other comprehensive income before reclassification adjustments	3,052	—	3,052
Balance as of December 31, 2017	$(10,822)	$—	$(10,822)

(a)	These amounts are components of net periodic pension cost (income), and prior to the Employee Transfer on March 1, 2016, NuStar Energy reimbursed us for these employee costs.

(b)
Represents the balance of accumulated other comprehensive loss related to the unrecognized components of net periodic benefit cost (income), net of income taxes of $2.4 million, that was transferred to NuStar Services Co in connection with the Employee Transfer as described in Note 5.

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

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$2.18	$2.18	$2.18
Total cash distributions	$93,649	$93,601	$93,561

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2017 (a)	$0.545	$23,423	February 8, 2018	February 15, 2018
September 30, 2017	$0.545	$23,409	November 9, 2017	November 16, 2017
June 30, 2017	$0.545	$23,408	August 7, 2017	August 15, 2017
March 31, 2017	$0.545	$23,409	May 8, 2017	May 16, 2017

(a)	The distribution was announced on January 29, 2018.

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

12. UNIT-BASED COMPENSATION

2006 LTIP
We sponsor the 2006 Long-Term Incentive Plan (the LTI Plan) under which NuStar GP Holdings may award up to 2,000,000 NSH units to our employees, consultants and directors who perform services for us or our affiliates. Awards under the LTI Plan can include NSH unit options, performance units, distribution equivalent rights (DERs), restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2017, a total of 1,391,259 NSH units remained available to be awarded under the LTI Plan. Effective on the date of the Employee Transfer and the Assignment Agreement, we retain the expense associated with awards granted under the LTI Plan to our employees, whereas these expenses were previously reimbursed by NuStar Energy.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Units. What we refer to as “restricted units” are considered phantom units as they represent the right to receive our common units upon vesting. The following table summarizes information related to outstanding NSH restricted units awarded under the LTI Plan:

	Restricted Unit Grants to Employees	Restricted Unit Grants to Non- Employee Directors	Total	Weighted- Average Grant-Date Fair Value Per Unit
Balance as of January 1, 2015	39,090	20,425	59,515	$31.13
Granted	26,240	12,814	39,054	$23.80
Vested	(11,403)	(10,086)	(21,489)	$30.80
Balance as of December 31, 2015	53,927	23,153	77,080	$27.51
Granted	32,456	12,126	44,582	$25.42
Vested	(15,251)	(11,637)	(26,888)	$28.23
Balance as of December 31, 2016	71,132	23,642	94,774	$26.32
Granted	45,965	22,042	68,007	$15.40
Vested	(19,890)	(11,282)	(31,172)	$27.10
Balance as of December 31, 2017	97,207	34,402	131,609	$20.49

The outstanding restricted units granted to domestic employees are equity-classified awards and generally vest over five years, beginning one year after the grant date. The outstanding restricted units granted to non-employee directors (NEDs) are equity-classified awards that vest over three years, beginning one year after the grant date. The fair value of these awards is measured at the grant date.

The following table presents supplemental information regarding our restricted unit awards:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars, Except Unit Data)
DERs paid to restricted unitholders	$206	$167	$129
Fair value of restricted units that vested during the period	$477	$700	$379
Units issued for settlement of awards vested, net of employee tax withholding requirements	25,383	21,200	17,272

Unrecognized compensation cost related to our equity-classified awards totaled $2.5 million as of December 31, 2017, which we expect to recognize over a weighted-average period of 3.6 years.

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

On March 1, 2016, in conjunction with the Employee Transfer, we transferred to NuStar Services Co all outstanding awards under the 2000 LTIP, which totaled 730,288 units, including 77,014 performance units, and removed the obligation related to these unit-based awards from our consolidated balance sheet. However, of the performance units transferred, only 35,373 were considered granted for accounting purposes, as the performance measure for the remaining units had not yet been set.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about awards we granted under the 2000 LTIP, prior to the Employee Transfer:

		Awards Granted
		Year Ended December 31,
	Vesting	2016	2015
2000 LTIP:
Performance units	(a)	47,646	29,633
Restricted units	1/5 per year	—	250,563
Restricted units (grants to non-employee directors of NuStar GP, LLC)	1/3 per year	—	7,553

(a)	Performance units vest 1/3 per year if certain performance measures are met, as defined in the award agreements.

The following table summarizes information pertaining to long-term incentive plan compensation expense:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Long-term incentive plan compensation expense charged to NuStar Energy	$—	$490	$6,397
Expenses resulting from NuStar GP Holdings awards	$849	$661	$239

13. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Act”). The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate tax rate from 35% to 21% starting in 2018. As a result, we recorded an expense of $2.0 million in the fourth quarter of 2017, which is included “Income tax (expense) benefit” in the consolidated statements of comprehensive income. The expense results from the revaluation of our net deferred tax assets based on the new lower corporate income tax rate. Our accounting for the corporate tax rate reduction is complete. The Act is expected to have minimal impact to future years.

Components of income tax (expense) benefit were as follows:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Current:
U.S. federal	$—	$—	$—
U.S. state	(1)	(9)	51
Total current	(1)	(9)	51
Deferred:
U.S. federal	(1,858)	76	(940)
U.S. state	21	(1)	(12)
Total deferred	(1,837)	75	(952)
Total income tax (expense) benefit	$(1,838)	$66	$(901)

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax based on our status as a limited liability company.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2017	2016
	(Thousands of Dollars)
Deferred income tax assets:
Capital loss	$807	$1,344
Net operating loss	3,131	5,239
Foreign tax credits	74	74
Other	137	80
Total deferred income tax assets	4,149	6,737
Less: Valuation allowance	(881)	(1,418)
Net deferred income tax assets	3,268	5,319

Deferred income tax liabilities:
Investment in Riverwalk Logistics, L.P. and NuStar Energy	(19)	(233)

Total net deferred income tax assets	$3,249	$5,086

As of December 31, 2017, our U.S. corporate operations have net operating loss carryforwards and capital loss carryforwards for tax purposes totaling approximately $14.9 million and $3.8 million, respectively, which are subject to a twenty-year and a five-year carryforward limitation, respectively, and begin to expire in 2031 and 2018, respectively.

As of December 31, 2017 and 2016, we have a valuation allowance of $0.9 million and $1.4 million, respectively, related to our deferred tax assets. We estimate the amount of valuation allowance based upon our expectations of taxable income and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain capital loss carryforwards and foreign tax credits before they expire.

The realization of deferred income tax assets recorded as of December 31, 2017 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets as of December 31, 2017 will be realized, based upon expected future taxable income and potential tax planning strategies.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2017:
Net income	$16,992	$51,311	$11,030	$7,442	$86,775
Net income per unit	0.39	1.19	0.26	0.17	2.01
Cash distributions per unit	0.545	0.545	0.545	0.545	2.180
2016:
Net income	$16,676	$15,073	$17,320	$5,999	$55,068
Net income per unit	0.39	0.35	0.40	0.14	1.28
Cash distributions per unit	0.545	0.545	0.545	0.545	2.180

In the second quarter of 2017, we recognized a gain of $41.6 million resulting from NuStar Energy’s issuance of common units. See Note 4 for a detailed discussion of NuStar Energy’s unit issuances. In the fourth quarter of 2016, NuStar Energy recognized a $58.7 million impairment charge on its term loan to Axeon Specialty Products LLC.

NUSTAR GP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SUBSEQUENT EVENT
On February 7, 2018, NuStar GP Holdings, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), and Riverwalk Holdings, LLC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be our sole member following the Merger. Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, (i) cancel the incentive distribution rights, (ii) convert the 2% general partner interest in NuStar Energy into a non-economic management interest and (iii) provide the holders of NuStar Energy’s common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019.
At the effective time of the Merger, each of our outstanding common units will be converted into the right to receive 0.55 of a NuStar Energy common unit. All of our common units, when converted, will cease to be outstanding and will automatically be cancelled and no longer exist. No fractional NuStar Energy common units will be issued in the Merger; instead, each holder of our common units otherwise entitled to receive a fractional NuStar Energy common unit will receive cash in lieu thereof. Furthermore, the 10,214,626 NuStar Energy common units currently owned by us will be cancelled and will cease to exist.
At the effective time of the Merger, each outstanding award of NuStar GP Holdings restricted units will be converted, on the same terms and conditions as were applicable to the awards immediately prior to the Merger, into an award of NuStar Energy restricted units. The number of NuStar Energy restricted units subject to the converted awards will be determined as provided in the Merger Agreement. Each of our executive officers and directors has agreed and acknowledged that the Merger will not be deemed to trigger a “change of control” as defined under the NuStar GP Holdings plan or award, and has waived any rights to vesting, payment or other benefit thereunder that would arise upon a “change of control,” to which he or she might otherwise have been entitled.

The Merger Agreement contains customary representations and warranties and covenants by each of the parties. Completion of the Merger is conditioned upon, among other things: (i) approval of the Merger Agreement by the affirmative vote of holders of a Unit Majority, as defined in the Second Amended and Restated Limited Liability Company Agreement of NuStar GP Holdings, as amended; (ii) the effectiveness of a registration statement on Form S-4 with respect to the issuance by NuStar Energy of its common units in connection with the Merger; (iii) the absence of certain legal injunctions or impediments prohibiting the transactions; (iv) the receipt of certain tax opinions from a nationally recognized tax counsel; and (v) the approval for the listing of NuStar Energy’s common units to be issued in the Merger on the New York Stock Exchange.

NuStar Energy entered into a Support Agreement, dated as of February 7, 2018 (the Support Agreement), with Merger Sub, WLG Holdings, LLC, a Texas limited liability company (WLG Holdings), Mr. Greehey (together, WLG Holdings and Mr. Greehey are referred to as the Greehey Unitholders), and, for limited purposes, us, pursuant to which the Greehey Unitholders have agreed to vote in favor of the approval and adoption of the Merger Agreement, the approval of the Merger and any other action required in furtherance thereof submitted for the vote or written consent of our unitholders. The Greehey Unitholders collectively own approximately 21% of our outstanding units. The Support Agreement will terminate (i) at the effective time of the Merger, (ii) upon the termination of the Merger Agreement, or (iii) at such time as NuStar Energy and the Greehey Unitholders agree in writing to terminate the Support Agreement.
After the Merger, the NuStar GP, LLC board of directors is expected to consist of nine members, initially composed of the six members of the NuStar GP, LLC board of directors and the three independent directors of the board of directors of NuStar GP Holdings.

Additionally, on February 8, 2018, NuStar Energy announced that NuStar Energy’s management anticipates recommending to the board of directors of NuStar GP, LLC, and expects such board of directors to adopt, a reset of NuStar Energy’s quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution payable in May 2018. We expect to adjust the quarterly distribution to our members accordingly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our business is managed under the direction of our Board of Directors (the Board). Our Second Amended and Restated Limited Liability Company Agreement, as amended (LLC Agreement), provides for the Board to be divided into Class I, Class II and Class III directors, with each class elected by our unitholders and serving a staggered three-year term. Our Board conducts its business through meetings of its members and its committees. Our officers are appointed annually by our Board.

Set forth below is certain information concerning our directors and executive officers, effective as of February 20, 2018.

Name	Age	Position Held with NuStar GP Holdings	Director Class (1)
William E. Greehey	81	Chairman of the Board	I
Bradley C. Barron	52	President, Chief Executive Officer and Director	II
William B. Burnett	68	Director	II
James F. Clingman, Jr.	80	Director	III
Jelynne LeBlanc-Burley	57	Director	I
Mary Rose Brown	61	Executive Vice President and Chief Administrative Officer
Thomas R. Shoaf	59	Executive Vice President and Chief Financial Officer
Jorge A. del Alamo	48	Senior Vice President and Controller
Daniel S. Oliver	51	Senior Vice President-Marketing and Business Development
Amy L. Perry	49	Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary
Karen M. Thompson	50	Senior Vice President and General Counsel-Litigation, Regulatory & Environmental
Michael Truby	58	Senior Vice President-Operations

(1)
The terms of the Class I, II and III directors expire at our 2019, 2020 and 2018 annual meetings of unitholders, respectively. As described below in Item 13, on February 7, 2018, NuStar GP Holdings, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Riverwalk Holdings, LLC and Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be the sole member of NuStar GP Holdings following the Merger. After the Merger, Mr. Burnett, Mr. Clingman and Ms. LeBlanc-Burley are expected to serve as members of the NuStar GP, LLC board of directors and the six members of the NuStar GP, LLC board of directors immediately prior to the effective time of the Merger (including Mr. Greehey and Mr. Barron) will continue to serve as members of the NuStar GP, LLC board of directors following the Merger. Please refer to Item 13 for further discussion of the Merger.

The Nominating/Governance Committee of our Board evaluates policies on the size and composition of our Board and criteria and procedures for director nominations, and considers and recommends candidates for election to the Board. The members of the Nominating/Governance Committee are Mr. Clingman (Chairman), Mr. Burnett and Ms. LeBlanc-Burley. In accordance with our Corporate Governance Guidelines, individuals are considered for membership on our Board based on their character, judgment, integrity, diversity, age, skills (including financial literacy), independence and experience in the context of the overall needs of the Board. Nominees are also selected based on their knowledge about our industry and their respective experience leading or advising large companies. We require that our directors have the ability to work collegially, exercise good judgment and think critically. The Nominating/Governance Committee strives to find the best possible candidates to represent the interests of NuStar GP Holdings and its unitholders. As part of its annual self-assessment process, the Nominating/Governance Committee annually evaluates the mix of independent and non-independent directors, the selection and functions of the presiding director and whether the Board has the appropriate range of talents, expertise and backgrounds.

Our Board is led by its Chairman, Mr. Greehey. Although the Board believes that separating the roles of Chairman and Chief Executive Officer is appropriate in the current circumstances, our Corporate Governance Guidelines do not establish this approach as a policy. Our Board also has appointed Mr. Clingman as its presiding director to serve as a point of contact for unitholders wishing to communicate with the Board and to lead executive sessions of the non-management directors.

Mr. Greehey became the Chairman of our Board in March 2006. He also has been the Chairman of the board of directors of NuStar GP, LLC since January 2002. Mr. Greehey served as Chairman of the board of directors of Valero Energy Corporation (Valero Energy) from 1979 through January 2007. Mr. Greehey was Chief Executive Officer of Valero Energy from 1979 through December 2005, and President of Valero Energy from 1998 until January 2003. Mr. Greehey’s pertinent experience, qualifications, attributes and skills include: his decades of experience in virtually every aspect of the refining and logistics industries, including his extensive years of service as both Chief Executive Officer and Chairman of the board of directors at Valero Energy, and the knowledge and experience he has attained through his service as Chairman of our Board and as Chairman of the board of directors at NuStar GP, LLC.

Mr. Barron became President, Chief Executive Officer and a director of NuStar GP Holdings and NuStar GP, LLC in January 2014. He served as Executive Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC from February 2012 until his promotion in January 2014. From April 2007 to February 2012, he served as Senior Vice President and General Counsel of NuStar GP Holdings and NuStar GP, LLC. Mr. Barron also served as Secretary of NuStar GP Holdings and NuStar GP, LLC from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until April 2007 and as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007. He has been with NuStar GP, LLC since July 2003 and, prior to that, was with Valero Energy from January 2001 until July 2003. Mr. Barron’s pertinent experience, qualifications, attributes and skills include: his many years of experience in the refining and logistics industries and the extensive knowledge and experience he has attained through his service as an executive officer of NuStar GP Holdings and NuStar GP, LLC.

Mr. Burnett became a director of NuStar GP Holdings in August 2006. Mr. Burnett served as the Chief Financial Officer of Lucifer Lighting Company (Lucifer), a San Antonio, Texas-based manufacturer of architectural lighting products, from 2004 to 2007 and as a director of Lucifer from 2004 to 2009. Mr. Burnett is a C.P.A., and, in 2001, he retired as a partner with Arthur Andersen LLP after 29 years of service. Mr. Burnett’s pertinent experience, qualifications, attributes and skills include: financial literacy and expertise, managerial experience through his years at Arthur Andersen and Lucifer, and the knowledge and experience he has attained through his service as a director of NuStar GP Holdings.

Mr. Clingman became a director of NuStar GP Holdings in December 2006. From 1984 through 2003, Mr. Clingman served as the President and Chief Operating Officer of HEB Grocery Company. He also served on the board of HEB from 1984 through 2008. From 2003 through June 2010, Mr. Clingman served on the board of directors of CarMax, a publicly held NYSE-listed company; he also served as a member of its audit committee and, from 2003 through 2005, its compensation committee. He also has served as Chairman of the board of directors of three privately held food manufacturing companies owned by Silver Ventures Inc. since 2005. Mr. Clingman’s pertinent experience, qualifications, attributes and skills include: the knowledge and experience attained through decades of service for HEB, both as an officer and as a director, and the experience attained through his service on the boards of CarMax and NuStar GP Holdings.

Ms. LeBlanc-Burley became a director of NuStar GP Holdings in April 2013. She has served as President and Chief Executive Officer of The Center for Health Care Services since May 1, 2017. From August 2013 through February 2016, Ms. LeBlanc-Burley served as Group Executive Vice President and Chief Delivery Officer of CPS Energy. Prior thereto, she served as Executive Vice President - Corporate Support Services and Chief Administrative Officer of CPS Energy since August 2010. She served as the Acting General Manager of CPS Energy from November 2009 to July 2010 and the Senior Vice President - Chief Administrative Officer at CPS Energy from April 2008 to November 2009. Prior to her services at CPS Energy, Ms. LeBlanc-Burley was the Deputy City Manager for the City of San Antonio from February 2006 to February 2008. Ms. LeBlanc-Burley’s pertinent experience, qualifications, attributes and skills include: her experience and knowledge gained through her years as an executive at CPS Energy, her decades of service with the City of San Antonio and her work as a director and audit committee member of several large non-profit companies.

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

Mr. Oliver became Senior Vice President - Marketing and Business Development of NuStar GP Holdings and NuStar GP, LLC in May 2014. Prior thereto, he served as Senior Vice President - Business and Corporate Development of NuStar GP Holdings and NuStar GP, LLC since March 2011. He served as Senior Vice President - Marketing and Business Development of NuStar GP Holdings and NuStar GP, LLC from May 2010 to March 2011 and as Vice President - Marketing and Business Development of NuStar GP Holdings from December 2009 until May 2010 and of NuStar GP, LLC from October 2008 until May 2010. Prior to that, Mr. Oliver served as Vice President for NuStar Marketing LLC. Previously, Mr. Oliver served as Vice President - Product Supply & Distribution for Valero Energy from May 1997 to July 2007.

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

Mr. Truby became Senior Vice President-Operations of NuStar GP Holdings in November 2015 and of NuStar GP, LLC in February 2013. Prior thereto, he served as Vice President - Pipeline Operations of NuStar GP, LLC since April 2012 and as Vice President - Health, Safety and Environmental of NuStar GP, LLC from January 2012 until April 2012. Previously, he served as Vice President and General Manager of NuStar GP, LLC’s former San Antonio Refinery from May 2011 until January 2012 and led NuStar GP, LLC’s East Region from November 2009 until May 2011.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our directors, executive officers and persons who beneficially own more than 10% of our common units to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of our common units. We believe that our directors, executive officers and greater than 10% unitholders have filed all Section 16(a) reports by the applicable deadlines with respect to the year ended December 31, 2017.

CODE OF ETHICS OF SENIOR FINANCIAL OFFICERS

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and controller. A copy of this code is available on our website at www.nustargpholdings.com. This code charges the senior financial officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports we file with or submit to the SEC, compliance with applicable laws, rules and regulations, adherence to the code and reporting of violations of the code. We also have a Code of Business Conduct and Ethics that applies to all of our employees and directors.

CORPORATE GOVERNANCE

AUDIT COMMITTEE

The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of our internal and external accountants and auditors, the adequacy of our financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors our efforts to comply with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee, a copy of which is available on our website at www.nustargpholdings.com. The members of the Audit Committee are Mr. Burnett (Chairman), Mr. Clingman and Ms. LeBlanc-Burley. The Board has determined that Mr. Burnett is an “audit committee financial expert” (as defined by the SEC), and that each member of the Audit Committee is “independent” as that term is used in the NYSE Listing Standards and described below in Item 13. The Audit Committee met eight times during 2017. For further information, see the Audit Committee Report below.

AUDIT COMMITTEE REPORT

Management is responsible for NuStar GP Holdings’ internal controls and the financial reporting process. KPMG, NuStar GP Holdings’ independent registered public accounting firm for the year ended December 31, 2017, is responsible for performing an independent audit of NuStar GP Holdings’ consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), and an audit of NuStar GP Holdings’ internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar GP Holdings’ independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

The Audit Committee has reviewed and discussed NuStar GP Holdings’ audited financial statements with management and KPMG. The Audit Committee has discussed with KPMG the matters required to be discussed by Auditing Standard 1301, “Communications with Audit Committees,” issued by the PCAOB. The Audit Committee has received written disclosures and the letter from KPMG required by applicable requirements of the PCAOB concerning independence, and has discussed with KPMG its independence.

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited financial statements of NuStar GP Holdings be included in NuStar GP Holdings’ Annual Report on Form 10-K for the year ended December 31, 2017.

Members of the Audit Committee:

William B. Burnett (Chairman)
James F. Clingman, Jr.
Jelynne LeBlanc-Burley

RISK OVERSIGHT
Although it is the job of management to assess and manage our risk, the Board and its Audit Committee (each where applicable) discuss the guidelines and policies that govern the process by which risk assessment and management is undertaken and evaluate reports from various functions with the management team on risk assessment and management. The Board interfaces regularly with management and receives periodic reports that include updates on operational, financial, legal and risk management matters. The Audit Committee assists the Board in oversight of the integrity of NuStar GP Holdings’ financial statements and NuStar GP Holdings’ compliance with legal and regulatory requirements, including those related to the health, safety and environmental performance of our company. The Audit Committee also reviews and assesses the performance of NuStar GP Holdings’ internal audit function and its independent auditors. The Board receives regular reports from the Audit Committee. For a description of our oversight and evaluation of compensation risk, see “Evaluation of Compensation Risk” in Item 11 below.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE

The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also conducts periodic reviews of director compensation and makes recommendations to the Board regarding director compensation. The Compensation Committee also approves and administers our equity compensation plan. The Board has adopted a written charter for the Compensation Committee, a copy of which is available on our website at www.nustargpholdings.com. The members of the Compensation Committee are Mr. Clingman (Chairman) and Mr. Burnett, neither of whom is a current or former employee or officer of NuStar GP Holdings and each of whom has been determined by the Board to be “independent,” as described below in Item 13. The Compensation Committee met two times during 2017.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion and such other matters the Compensation Committee deemed relevant and appropriate, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Compensation Committee:

James F. Clingman, Jr. (Chairman)
William B. Burnett

COMPENSATION DISCUSSION AND ANALYSIS

Our only cash-generating asset is our indirect ownership interest in NuStar Energy, a publicly traded Delaware limited partnership (NYSE: NS). Our wholly owned subsidiary, NuStar GP, LLC, is the general partner of the general partner of NuStar Energy. Our officers also serve as officers of NuStar GP, LLC and subsidiaries of NuStar Energy, including NuStar Services Co, which, as described below, currently provides all management and administrative services to us. Our officers are employees of both NuStar GP, LLC and NuStar Services Co.

SERVICES AGREEMENT

We historically have not paid our officers. Instead, under a services agreement in effect until March 1, 2016 (the Services Agreement), we received administrative services, which included executive management, accounting, legal, cash management, corporate finance and other services, from NuStar GP, LLC for an administrative services fee. In addition to the administrative services fee, we historically have paid 1% of NuStar GP, LLC’s domestic bonus and unit compensation expense, subject to certain adjustments.

On March 1, 2016, NuStar GP, LLC transferred and assigned to NuStar Services Co, a wholly owned subsidiary of NuStar Energy, employment of all of NuStar GP, LLC’s employees. In connection with the transfer and assignment, we amended and restated the Services Agreement (the Amended and Restated Services Agreement) such that, beginning March 1, 2016, we receive all management and administrative services from NuStar Services Co. We pay NuStar Services Co an administrative services fee of $1.0 million per year, subject to adjustment (1) by an annual amount equal to NuStar Services Co’s annual merit increase percentage for the most recently completed fiscal year and (2) for changed levels of services due to expansion of operations through acquisitions, construction of new businesses or assets or otherwise. For 2017, the administrative services fee was approximately $900,000. Beginning March 1, 2016, we no longer pay 1% of NuStar GP, LLC’s domestic bonus and unit compensation expense. Instead, we retain the expense associated with our common unit awards and any other compensation that we may provide to our officers.

EXECUTIVE COMPENSATION

Our named executive officers (NEOs) for the year ended December 31, 2017 were:

•	Bradley C. Barron, President and Chief Executive Officer;

•	Thomas R. Shoaf, Executive Vice President and Chief Financial Officer;

•	Mary Rose Brown, Executive Vice President and Chief Administrative Officer;

•	Daniel S. Oliver, Senior Vice President-Marketing and Business Development; and

•	Michael Truby, Senior Vice President-Operations.

Our NEOs also are the NEOs of NuStar GP, LLC and officers of subsidiaries of NuStar Energy. All of our NEOs are compensated by NuStar Energy through its subsidiary, NuStar Services Co. The compensation committee of the board of directors of NuStar GP, LLC (the NS Compensation Committee) establishes the compensation paid to our NEOs for their services as officers of NuStar GP, LLC and subsidiaries of NuStar Energy, which is disclosed in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2017 (the NS 2017 Form 10-K).

We pay an administrative services fee to NuStar Services Co for all management and administrative services, as described above. Beginning March 1, 2016, we also retain the expense associated with awards of our common units. No portion of the administrative services fee paid to NuStar Services Co is allocated for the compensation of our NEOs. The only compensation that we provide to our NEOs is an annual award of “phantom” units (which we refer to as “restricted units” in Part III of this Annual Report) under our Long-Term Incentive Plan, as amended and restated as of April 1, 2007 (the LTI Plan). Our performance is directly tied to the performance of NuStar Energy since our sole cash-generating asset is our indirect ownership interest in NuStar Energy. Accordingly, we provide an annual award of our restricted units to our NEOs to tie a portion of our NEOs’ overall financial reward opportunities with the rewards to our unitholders, as measured by our long-term common unit price performance. We believe that the grants of our restricted units encourage our NEOs to continue to devote their best efforts to advancing our business and the business of NuStar Energy.

As described in the NS 2017 Form 10-K, the NS Compensation Committee annually considers the aggregate compensation payable to each NEO, as well as the form of compensation. In consultation with NuStar Energy’s Human Resources department and Energy Partners Pay Advisors (EPPA), the Chief Executive Officer develops recommendations for the compensation of the other NEOs for consideration by the NS Compensation Committee. Each of the NS Compensation Committee and our Compensation Committee retained EPPA as independent compensation consultant for guidance with respect to executive compensation matters and determined that there are no conflicts of interest with EPPA.

The NS Compensation Committee designates a target long-term incentive award opportunity for each NEO expressed as a percentage of each NEO’s base salary established by the NS Compensation Committee. Approximately 65% of each NEO’s total long-term incentive target is provided through restricted unit awards, with 30% of the target restricted unit value provided through awards of our restricted units by our Compensation Committee and 70% of the target restricted unit value provided through awards of NuStar Energy restricted units by the NS Compensation Committee.

On October 18, 2017, our Compensation Committee approved restricted unit grants to our NEOs and determined that the restricted unit grants would be made as soon as administratively practicable and no earlier than the third business day following our third quarter earnings release. Due to the time required to award and implement the grants, the 2017 annual grants were not effective until November 16, 2017. The following table sets forth the restricted units granted to each NEO by our Compensation Committee in 2017.

Name	Restricted Units
Barron	13,315
Shoaf	5,830
Brown	6,280
Oliver	3,690
Truby	3,430

No units are issued at the time of grant and our restricted units represent the right to receive common units upon vesting. The awards are calculated from an assumed unit value based on the average closing price of our common units for the first 10 business days of the month prior to the Compensation Committee meeting at which the awards are to be approved. For more information regarding our 2017 restricted unit grants, see the table entitled “Grants of Plan-Based Awards During the Year Ended December 31, 2017.”

In April 2017, we held a unitholder advisory vote on the compensation of our NEOs. More than 88% of the votes cast on the matter approved the compensation of our NEOs as disclosed in our 2017 proxy statement, and our executive compensation program and policies have not changed substantively since that time. We currently hold our say-on-pay advisory vote once every three years.

IMPACT OF ACCOUNTING AND TAX TREATMENTS

Accounting Treatment

We account for awards of our restricted units granted under the LTI Plan at fair value.  We use the market price at the grant date as the fair value of restricted units. We recognize the resulting compensation expense ratably over the vesting period.

Tax Treatment

We are a limited liability company. We are treated as a partnership and not a corporation for U.S. federal income tax purposes. Therefore, we are not subject to the executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

COMPENSATION-RELATED POLICIES

Unit Ownership Guidelines

As mentioned above, our only cash-generating asset is our indirect ownership interest in NuStar Energy and, as such, our performance is directly tied to the performance of NuStar Energy. We believe that ownership of our common units and NuStar Energy units aligns the interests of our directors and executives with those of our unitholders. We have long emphasized and reinforced the importance of unit ownership among our executives and directors. Our unit ownership and retention guidelines are described below.

Non-Employee Director Unit Ownership Guidelines
Non-employee directors are expected to acquire and hold during their service as a Board member NuStar GP Holdings common units and/or NuStar Energy units with an aggregate value of at least two times their annual cash retainer. Directors have five years from their initial election to the Board to meet the target unit ownership guidelines, and they are expected to continuously own sufficient units to meet the guidelines, once attained. As of December 31, 2017, each of our directors exceeded the ownership levels set forth in the unit ownership guidelines.

Officer Unit Ownership Guidelines
Unit ownership guidelines for the officers set forth below are as follows:

Officer	Value of NuStar GP Holdings Common Units and/or NuStar Energy Units Owned
CEO/President	4.0x base salary
EVP serving on CEO’s officer committee	3.0x base salary
SVP serving on CEO’s officer committee	2.0x base salary
VP serving on CEO’s officer committee	1.0x base salary

The officers subject to the unit ownership and retention guidelines, including each of our NEOs, are expected to meet the applicable guidelines within five years of becoming subject to the guidelines and continuously own sufficient units to meet the guidelines, once attained. As of December 31, 2017, each of our NEOs exceeded the ownership levels set forth in the unit ownership guidelines.

Unit Ownership
For purposes of satisfying the unit ownership guidelines, the following units are considered owned:

•	units owned directly;

•	units owned indirectly through possession of the right to sell, transfer and/or vote such units; and

•	unvested restricted or phantom units granted under our LTI Plan or NuStar GP, LLC’s long-term incentive plan.

Unexercised unit options and unvested performance units are not considered owned for purposes of satisfying the unit ownership guidelines.

Prohibition on Insider Trading and Speculation in NuStar GP Holdings or NuStar Energy Units

We have established policies prohibiting our officers, directors and employees from purchasing or selling either NuStar GP Holdings or NuStar Energy securities while in possession of material, nonpublic information or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. Directors, officers and certain other employees are prohibited from trading in either NuStar GP Holdings or NuStar Energy securities for the period beginning on the last business day of each calendar quarter through the first business day following our disclosure of our quarterly or annual financial results. In addition, our policies prohibit officers, directors and employees from speculating in either NuStar GP Holdings or NuStar Energy units, such as by short selling (profiting if the market price of our units decreases), buying or selling publicly traded options (including writing covered calls), hedging or any other type of derivative arrangement that has a similar economic effect. Directors, officers and certain other employees also are required to obtain consent from the Chief Executive Officer (or, in the case of the Chief Executive Officer, from the Chair of the applicable company’s Audit Committee) before they enter into margin loans or other financing arrangements that may lead to the ownership or other rights to their NuStar GP Holdings or NuStar Energy securities being transferred to a third party.

EVALUATION OF COMPENSATION RISK

Historically, pursuant to a services agreement between our subsidiary, NuStar GP, LLC, and NuStar Energy, as described above in “Compensation Discussion and Analysis,” NuStar GP, LLC employees performed our management and administrative services, for which we paid an annual services fee and 1% of NuStar GP, LLC’s domestic bonus and unit compensation expense. On March 1, 2016, NuStar GP, LLC transferred and assigned to NuStar Services Co, a wholly owned subsidiary of NuStar Energy, employment of all of NuStar GP, LLC’s employees. In connection with the transfer and assignment, NuStar GP Holdings, NuStar GP, LLC, NuStar Energy and NuStar Services Co amended and restated the services agreement such that, beginning March 1, 2016, we receive all management and administrative services from NuStar Services Co. We pay NuStar Services Co an administrative services fee of $1.0 million per year, subject to certain adjustments, but we no longer pay 1% of NuStar GP, LLC’s domestic bonus and unit compensation expense. Instead, we retain the expense associated with our common unit awards and any other compensation that we may provide to our officers.

Although we have officers, we historically have not paid their compensation, other than through the fees paid under the services agreement. The administrative services fee for 2017 was approximately $900,000. We believe that our common unit awards and the administrative services fee that we pay do not create incentives to take risks that are reasonably likely to have a material adverse effect on NuStar GP Holdings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no compensation committee interlocks. The members of our Compensation Committee are Mr. Clingman (Chairman) and Mr. Burnett. None of the members of the Compensation Committee have served as an officer or employee of ours. Furthermore, except for compensation arrangements disclosed in this Annual Report on Form 10-K, NuStar GP Holdings has not participated in any contracts, loans, fees or awards, nor does it have financial interests, direct or indirect, with any Compensation Committee member. In addition, none of our management or Board members are aware of any means, directly or indirectly, by which a Compensation Committee member could receive a material benefit from NuStar GP Holdings.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

As described above in “Compensation Discussion and Analysis,” all of our officers are compensated by NuStar Energy and NuStar Services Co and, under the Amended and Restated Services Agreement, we pay NuStar Services Co an administrative services fee. No portion of the administrative services fee paid to NuStar Services Co is allocated for the compensation of our NEOs. The NuStar GP Holdings restricted units are the only compensation that we currently provide to our NEOs. Prior to March 1, 2016, 99% of bonus and unit compensation expense and 100% of all other compensation provided to our NEOs was paid by NuStar Energy (as reflected in the disclosures in the NS 2017 Form 10-K). Accordingly, the following tables only include disclosure with respect to the NuStar GP Holdings restricted units that we provided to our NEOs:

•	Summary Compensation Table (with respect to 2017 and 2016 only);

•	Grants of Plan-Based Awards During the Year Ended December 31, 2017;

•	Outstanding Equity Awards at December 31, 2017; and

•	Option Exercises and Units Vested During the Year Ended December 31, 2017.

Prior to March 1, 2016, NuStar GP, LLC maintained pension and benefit plans for officers and other employees, and NuStar Energy reimbursed NuStar GP, LLC for the associated costs. Following the March 1, 2016 employee transfer and assignment to NuStar Services Co, NuStar Energy continues to fund those plans, through its subsidiary, NuStar Services Co. As a result, we have omitted the following tables from our disclosure:

•	Pension Benefits For the Year Ended December 31, 2017;

•	Nonqualified Deferred Compensation For the Year Ended December 31, 2017; and

•	Potential Payments Upon Termination or Change of Control.

Please see the NS 2017 Form 10-K for disclosure of the compensation of certain NuStar GP, LLC and NuStar Services Co officers (who also serve as our NEOs) for their services for NuStar Energy.

SUMMARY COMPENSATION TABLE

The following table provides a summary of compensation paid by us for the years ended December 31, 2017 and December 31, 2016 to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers serving during 2017. Mr. Oliver and Mr. Truby were not considered “executive officers” for SEC reporting purposes prior to 2017 and, accordingly, their compensation is reported only with respect to 2017.

Name and Principal Position	Year	Unit Awards ($) (1)	Total ($)
Bradley C. Barron President and Chief Executive Officer	2017	208,380	208,380
	2016	226,350	226,350
Thomas R. Shoaf Executive Vice President and Chief Financial Officer	2017	91,240	91,240
	2016	101,606	101,606
Mary Rose Brown Executive Vice President and Chief Administrative Officer	2017	98,282	98,282
	2016	109,403	109,403
Daniel S. Oliver Senior Vice President-Marketing and Business Development	2017	57,749	57,749
Michael Truby Senior Vice President-Operations	2017	53,680	53,680

(1)
The amounts reported represent the grant date fair value of grants of NuStar GP Holdings restricted units. The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings restricted units that were granted by the NYSE closing unit price of NuStar GP Holdings common units on the date of grant. Please see the footnotes to the Grants of Plan-Based Awards During the Year Ended December 31, 2017 table below for information regarding the vesting schedule. For information regarding the assumptions made in the valuation of restricted units, see Note 12 of the Notes to the Consolidated Financial Statements in Item 8.

PAY RATIO

As required by SEC regulations, we are providing the following information regarding the ratio of the annual total compensation of our President and Chief Executive Officer, Mr. Barron, to the median of the annual total compensation of our employees for our last completed fiscal year.

As described above in “Compensation Discussion and Analysis,” we receive all management and administrative services from NuStar Services Co, and we pay an administrative services fee to NuStar Services Co for those services. We only have 10 employees, each of whom also serves as an officer of NuStar Services Co. No portion of the administrative services fee that we pay to NuStar Services Co is allocated to the compensation of our employees. The only compensation that we provide to our employees is an annual award of restricted units, the grant date fair value of which is reflected in the Summary Compensation Table above for our NEOs.

For 2017:

•	the median of the annual total compensation of all of our employees (other than our President and Chief Executive Officer) was $46,481; and

•	the annual total compensation of our President and Chief Executive Officer, as reported in the Summary Compensation Table above, was $208,380.

Accordingly, for 2017, the ratio of the annual total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all of our employees was 4.5 to 1. To determine this ratio, we examined the annual total compensation of each of our employees (other than our President and Chief Executive Officer) as of December 31, 2017, identified the median employee as of that date and calculated the ratio. The annual total compensation used to determine the ratio, which consists solely of the grant date fair value of the annual restricted unit award, is calculated in the same manner as the annual total compensation reflected in the Summary Compensation Table above. We did not make any assumptions, adjustments or estimates to identify the median employee or to determine the annual total compensation for each employee.

GRANTS OF PLAN-BASED AWARDS
DURING THE YEAR ENDED DECEMBER 31, 2017

The following table provides information regarding grants of NuStar GP Holdings restricted units to the NEOs during 2017.

Name	Grant Date		Date of Approval by Compensation Committee of Equity-Based Awards	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)

Barron	11/16/2017	(1)	10/18/2017	13,315	208,380	(2)
Shoaf	11/16/2017	(1)	10/18/2017	5,830	91,240	(2)
Brown	11/16/2017	(1)	10/18/2017	6,280	98,282	(2)
Oliver	11/16/2017	(1)	10/18/2017	3,690	57,749	(2)
Truby	11/16/2017	(1)	10/18/2017	3,430	53,680	(2)

(1)
NuStar GP Holdings restricted units were approved by our Compensation Committee on October 18, 2017, and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the meeting and no earlier than the third business day following our third quarter earnings release. The restricted units were awarded pursuant to the LTI Plan and vest 1/5 annually over five years beginning on the first anniversary of the grant date. All grantees receiving NuStar GP Holdings restricted units are entitled to receive an amount in cash equal to the product of (a) the number of restricted units granted to the grantee that remain outstanding and unvested as of the record date for such quarter and (b) the quarterly distribution declared by our Board for such quarter with respect to our common units.

At the effective time of the Merger, each outstanding award of NuStar GP Holdings restricted units will be converted, on the same terms and conditions as were applicable to the awards immediately prior to the Merger, into an award of NuStar Energy restricted units. The number of NuStar Energy restricted units subject to the converted awards will be determined as provided in the Merger Agreement. Each of our NEOs has agreed and acknowledged that the Merger will not be deemed to trigger a “change of control” as defined under any NuStar GP Holdings plan or award, and has waived any rights to vesting, payment or other benefit thereunder that would arise upon a “change of control,” to which he or she might otherwise have been entitled.

(2)
The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings restricted units that were granted by the NYSE closing unit price of our common units on the date of grant, $15.65.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2017

The following table provides information regarding our NEOs’ unvested NuStar GP Holdings restricted units as of December 31, 2017. The value of the restricted units reported below is equal to the number of restricted units reflected in the table multiplied by $15.70, our common unit closing price on the NYSE on December 29, 2017 (the last trading day of 2017). The footnotes to the table describe the vesting schedules for the unvested restricted units reflected in the table. None of our NEOs had outstanding unit options as of December 31, 2017.

At the effective time of the Merger, each outstanding award of NuStar GP Holdings restricted units will be converted, on the same terms and conditions as were applicable to the awards immediately prior to the Merger, into an award of NuStar Energy restricted units. The number of NuStar Energy restricted units subject to the converted awards will be determined as provided in the Merger Agreement. Each of our NEOs has agreed and acknowledged that the Merger will not be deemed to trigger a “change of control” as defined under any NuStar GP Holdings plan or award, and has waived any rights to vesting, payment or other benefit thereunder that would arise upon a “change of control,” to which he or she might otherwise have been entitled.

Name	Unit Awards
	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)
Barron	27,505(1)	431,829
Shoaf	12,551(2)	197,051
Brown	13,709(3)	215,231
Oliver	8,924(4)	140,107
Truby	6,259(5)	98,266

(1)
Mr. Barron’s restricted units consist of: 688 restricted units granted December 16, 2013; 1,922 restricted units granted December 19, 2014; 4,380 restricted units granted November 16, 2015; 7,200 restricted units granted November 16, 2016; and 13,315 restricted units granted November 16, 2017. All of Mr. Barron’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(2)
Mr. Shoaf’s restricted units consist of: 461 restricted units granted December 16, 2013; 970 restricted units granted December 19, 2014; 2,058 restricted units granted November 16, 2015; 3,232 restricted units granted November 16, 2016; and 5,830 restricted units granted November 16, 2017. All of Mr. Shoaf’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(3)
Ms. Brown’s restricted units consist of: 688 restricted units granted December 16, 2013; 1,044 restricted units granted December 19, 2014; 2,217 restricted units granted November 16, 2015; 3,480 restricted units granted November 16, 2016; and 6,280 restricted units granted November 16, 2017. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(4)
Mr. Oliver’s restricted units consist of: 486 restricted units granted December 16, 2013; 736 restricted units granted December 19, 2014; 1,560 restricted units granted November 16, 2015; 2,452 restricted units granted November 16, 2016; and 3,690 restricted units granted November 16, 2017. All of Mr. Oliver’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(5)
Mr. Truby’s restricted units consist of: 1,101 restricted units granted November 16, 2015; 1,728 restricted units granted November 16, 2016; and 3,430 restricted units granted November 16, 2017. All of Mr. Truby’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

OPTION EXERCISES AND UNITS VESTED
DURING THE YEAR ENDED DECEMBER 31, 2017

The following table provides information regarding the vesting of NuStar GP Holdings restricted units held by our NEOs during 2017. None of our NEOs had outstanding unit option awards during 2017.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Barron	5,387(2)	82,239
Shoaf	2,764(3)	42,050
Brown	3,335(4)	50,586
Oliver	2,352(5)	35,674
Truby	799(6)	12,504

(1)
The value realized on vesting of restricted units was calculated by multiplying the closing price of our common units on the NYSE on the date of vesting (or the preceding trading day, in the case of the December 16, 2017 vesting date, which was not a trading day on the NYSE) by the number of units vested. The closing prices on the applicable dates are as follows:

Date	Closing Price ($)
November 16, 2017	15.65
December 15, 2017	15.05
December 19, 2017	14.50

(2)	Mr. Barron’s restricted units vested in 2017 as follows: 3,260 units on November 16, 2017; 688 units on December 16, 2017; and 1,439 units on December 19, 2017.

(3)	Mr. Shoaf’s restricted units vested in 2017 as follows: 1,494 units on November 16, 2017; 461 units on December 16, 2017; and 809 units on December 19, 2017.

(4)	Ms. Brown’s restricted units vested in 2017 as follows: 1,609 units on November 16, 2017; 688 units on December 16, 2017; and 1,038 units on December 19, 2017.

(5)	Mr. Oliver’s restricted units vested in 2017 as follows: 1,133 units on November 16, 2017; 486 units on December 16, 2017; and 733 units on December 19, 2017.

(6)	Mr. Truby’s restricted units vested on November 16, 2017.

DIRECTOR COMPENSATION
FOR THE YEAR ENDED DECEMBER 31, 2017

The following table provides a summary of compensation paid for the year ended December 31, 2017 to the directors who served on the Board during 2017.

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($)	TOTAL ($)
William E. Greehey	109,583	104,996	—	N/A	—	214,579
Bradley C. Barron	(4)	(4)	(4)	(4)	(4)	(4)
William B. Burnett	95,083	79,987	—	N/A	—	175,070
James F. Clingman, Jr.	95,183	79,987	—	N/A	—	175,170
Jelynne LeBlanc-Burley	80,683	79,987	—	N/A	—	160,670

(1)	The amounts disclosed in this column exclude reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.

(2)
The amounts reported represent the grant date fair value for the November 16, 2017 grant of NuStar GP Holdings restricted units to our non-employee directors (6,709 restricted units for Mr. Greehey, as Chairman, and 5,111 restricted units for each of the other non-employee directors) based on the closing price of our common units on the NYSE on November 16, 2017 ($15.65). Restricted units are contractual obligations of NuStar GP Holdings to provide common units upon vesting. For information regarding the assumptions made in the valuation of restricted units, see Note 12 of the Notes to the Consolidated Financial Statements in Item 8.

As of December 31, 2017, each director held the following aggregate number of restricted units. None of the directors had outstanding unit options as of December 31, 2017.

Name	Aggregate # of Restricted Units
Mr. Greehey	10,558
Mr. Barron (a)	27,505
Mr. Burnett	7,948
Mr. Clingman	7,948
Ms. LeBlanc-Burley	7,948

(a)
Mr. Barron is not compensated for his service as a director. The units in the table were awarded in connection with his service as President and Chief Executive Officer of NuStar GP, LLC and NuStar Services Co, as described under “Compensation Discussion and Analysis” above.

(3)
Our non-employee directors do not participate in these plans. Prior to March 1, 2016, pension and benefit plans were maintained by our wholly owned subsidiary, NuStar GP, LLC, and costs incurred by us related to pension and other retirement benefit plans were reimbursed by NuStar Energy. Beginning March 1, 2016, these plans are maintained by NuStar Services Co, a wholly owned subsidiary of NuStar Energy, and funding for these plans is provided by NuStar Services Co.

(4)	Mr. Barron was not compensated for his service as a director of NuStar GP Holdings.

Directors who are employees receive no compensation (other than reimbursement of expenses) for serving as directors. The compensation structure for our non-employee directors consists of the following components: (1) an annual cash retainer; (2) an annual restricted unit grant; (3) an additional cash payment for each meeting attended in-person and telephonically; (4) an additional annual cash retainer for each committee chair; and (5) an additional annual retainer for the Chairman of the Board, which includes both cash and restricted units.

During 2017, the Compensation Committee engaged EPPA to review our non-employee directors’ compensation. Based on its review, EPPA recommended, and our Board and Compensation Committee approved effective July 27, 2017, increasing the annual cash retainer from $55,000 to $60,000 and increasing the value of the annual equity award from $70,000 to $80,000, resulting in the compensation structure for our non-employee directors set forth in the table below.

Non-Employee Director Compensation Component	Amount
Annual Cash Retainer ($)	60,000
Annual Restricted Unit Grant ($ value of restricted units)	80,000
Per Meeting Fees (in-person attendance) ($)	1,500
Per Meeting Fees (telephonic attendance) ($)	500
Annual Audit Committee Chair Additional Retainer ($)	10,000
Annual Compensation and Nominating/Governance Committee Chair Additional Retainers ($)	5,000
Annual Chairman of the Board Retainer ($25,000 value in restricted units/$50,000 cash)	75,000

As described above, we supplement the cash compensation paid to non‑employee directors with an annual grant of restricted units that vests in equal annual installments over a three-year period. We believe this annual grant of restricted units increases the non-employee directors’ identification with the interests of our unitholders through ownership of our common units. Upon a non-employee director’s initial election to the Board, the director will receive a grant of restricted units.

In the event of a “change of control” as defined in the LTI Plan, all unvested restricted units previously granted immediately become vested. The LTI Plan also contains anti-dilution provisions providing for an adjustment in the number of restricted units that have been granted to prevent dilution of benefits in the event there is a change in our capital structure that affects our common units. At the effective time of the Merger, each outstanding award of NuStar GP Holdings restricted units will be converted, on the same terms and conditions as were applicable to the awards immediately prior to the Merger, into an award of NuStar Energy restricted units. The number of NuStar Energy restricted units subject to the converted awards will be determined as provided in the Merger Agreement. Each of our directors has agreed and acknowledged that the Merger will not be deemed to trigger a “change of control” as defined under any NuStar GP Holdings plan or award, and has waived any rights to vesting, payment or other benefit thereunder that would arise upon a “change of control,” to which he or she might otherwise have been entitled.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 20, 2018 regarding NuStar GP Holdings common units and NuStar Energy common units beneficially owned (or deemed to be owned) by each director, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown and none of the units shown are pledged as security. None of the named persons or members of the group beneficially owns (or is deemed to beneficially own) any NuStar Energy 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units or 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.

	NuStar GP Holdings, LLC		NuStar Energy L.P.
Name of Beneficial Owner (1)	Number Beneficially Owned (2)	Percentage Beneficially Owned (2)	Number Beneficially Owned (2)	Percentage Beneficially Owned (2)
William E. Greehey (3)	9,178,320	21.4%	3,480,533	3.7%
Bradley C. Barron	31,540	*	53,640	*
William B. Burnett	23,298	*	—	*
James F. Clingman, Jr.	40,893	*	—	*
Jelynne LeBlanc-Burley	9,558	*	—	*
Mary Rose Brown	46,977	*	59,125	*
Thomas R. Shoaf	12,022	*	25,137	*
Daniel S. Oliver	12,920	*	30,628	*
Michael Truby	1,028	*	16,633	*

All directors and executive officers as a group (12 people) (3)	9,360,098	21.8%	3,699,110	4.0%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(1)	The business address for all beneficial owners listed above is 19003 IH-10 West, San Antonio, Texas 78257.

(2)
As of February 20, 2018, 42,953,132 NuStar GP Holdings common units and 93,182,030 NuStar Energy common units were outstanding. Beneficial ownership is calculated in accordance with Rule 13d-3 of the Exchange Act. Phantom units (which we refer to as “restricted units” for purposes of this Annual Report) awarded under our long-term incentive plan and restricted units awarded under NuStar GP, LLC’s long-term incentive plan are rights to receive NuStar GP Holdings common units or NuStar Energy common units, respectively, upon vesting and, as such, may not be disposed of or voted until vested. The restricted units do not vest within 60 days after February 20, 2018. Accordingly, the restricted units set forth in the table below are not included in the calculation of beneficial ownership pursuant to Rule 13d-3 and are not reflected in the table above. As described below in Item 13, on February 7, 2018, we, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Riverwalk Holdings, LLC and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity, such that NuStar Energy will be the sole member of NuStar GP Holdings following the Merger. At the effective time of the Merger, each NuStar GP Holdings common unit outstanding will be converted into the right to receive 0.55 of a NuStar Energy common unit and each award of NuStar GP Holdings restricted units will be converted into an award of NuStar Energy restricted units, in each case as provided in the Merger Agreement.

	Restricted Units Not Reflected in Table Above
Name	NuStar GP Holdings, LLC	NuStar Energy L.P.
William E. Greehey	10,558	6,336
Bradley C. Barron	27,505	35,272
William B. Burnett	7,948	—
James F. Clingman, Jr.	7,948	—
Jelynne LeBlanc-Burley	7,948	—
Mary Rose Brown	13,709	17,607
Thomas R. Shoaf	12,551	16,102
Daniel S. Oliver	8,924	11,479
Michael Truby	6,259	9,650

All directors and executive officers as a group (12 people)	121,514	120,959

(3)
The number of NuStar GP Holdings common units shown as beneficially owned by Mr. Greehey and by all directors and executive officers as a group includes 385,889 NuStar GP Holdings common units owned indirectly by Mr. Greehey through a limited liability company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Except as otherwise indicated, the following table sets forth information as of December 31, 2017 regarding each person or entity known to us to be the beneficial owner of more than 5% of our common units, and it is based solely upon reports filed by such persons or entities with the SEC.

Name and Address of Beneficial Owner	Number of Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
William E. Greehey (2)	9,178,320	21.4%
Neuberger Berman Group LLC (3)	6,503,281	15.1%
OppenheimerFunds, Inc. (4)	4,719,654	11.0%

(1)	As of December 31, 2017, there were 42,977,132 common units issued and outstanding.

(2)
Mr. Greehey is Chairman of our Board, and his business address is 19003 IH-10 West, San Antonio, Texas 78257. The number of common units shown for Mr. Greehey is as February 20, 2018 and includes 385,889 common units owned indirectly by Mr. Greehey through a limited liability company.

(3)
As reported on a Schedule 13G/A filed on February 15, 2018, Neuberger Berman Group LLC and its affiliates may be deemed to beneficially own 6,503,281common units because they or certain affiliated persons have shared dispositive power with respect to 6,503,281 common units and shared voting power with respect to 6,249,885 common units of unrelated clients. Neuberger Berman Group LLC and its affiliates disclaim beneficial ownership of the common units pursuant to Rule 13d-4 of the Exchange Act. The business address for Neuberger Berman Group LLC and its affiliates is 1290 Avenue of the Americas, New York, New York 10104.

(4)
As reported on a Schedule 13G/A filed on February 6, 2018, OppenheimerFunds, Inc. (OFI) is an investment adviser that may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 4,719,654 common units. OFI’s business address is 225 Liberty Street, New York, New York 10281.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2017 about our equity compensation plan, which is described in further detail in Note 12 of the Notes to the Consolidated Financial Statements in Item 8.

Plan categories	Number of securities to be issued upon exercise of outstanding unit options, warrants and rights (#)	Weighted-average exercise price of outstanding unit options, warrants and rights ($) (1)	Number of securities remaining for future issuance under equity compensation plans (#)
Equity Compensation Plans approved by security holders (2)	131,609	—	1,391,259
Equity Compensation Plans not approved by security holders	—	—	—

(1)	No value is included in this column because there were no unit options outstanding as of December 31, 2017 and because restricted units do not have an exercise price.

(2)	The information in this row relates to the LTI Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

In January 2007, our Board adopted a written related person transaction policy that codifies our prior practice. For purposes of the policy, a related person transaction is one that is not available to all employees generally or involves $10,000 or more when aggregated with similar transactions. The policy requires that any transaction between NuStar GP Holdings and any: (1) vice president, Section 16 officer, director or any other person designated for these purposes as an officer by the Board; (2) unitholder owning greater than 5% of NuStar Energy or NuStar GP Holdings; (3) immediate family member of any such officer or director; or (4) entity owned or controlled by any of (1), (2) or (3) (or in which any of (1), (2) or (3) owns a 5% or greater ownership interest or controls such entity) must be approved by the disinterested members of the Board. In addition, the policy provides that such officers and directors have an affirmative obligation to inform our Corporate Secretary of his or her immediate family members, as well as any entities in which he or she controls or owns 5% or more.

RELATIONSHIP WITH NUSTAR ENERGY

Due to our ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2017, we indirectly owned:

•	the general partner interest in NuStar Energy, through our indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of NuStar Energy’s incentive distribution rights; and

•	10,214,626 common units of NuStar Energy.

Our officers also are officers of NuStar GP, LLC, as well as certain subsidiaries of NuStar Energy, including NuStar Services Co. Our Chairman, William E. Greehey, also is the Chairman of the board of directors of NuStar GP, LLC. Our Board appointed NuStar GP, LLC’s directors and generally is responsible for oversight of the general partner of NuStar Energy. See “Security Ownership of Our Management and Directors” above for our common units and the common units of NuStar Energy owned by Mr. Greehey, as well as by our other directors and our executive officers.

See “Compensation Discussion and Analysis” above for a description of the Amended and Restated Services Agreement among NuStar GP Holdings, NuStar GP, LLC, NuStar Energy and NuStar Services Co.

MERGER AGREEMENT

On February 7, 2018, NuStar GP Holdings, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Riverwalk Holdings, LLC and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity, such that NuStar Energy will be the sole member of NuStar GP Holdings following the Merger. Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, (1) cancel the incentive distribution rights held by the general partner of NuStar Energy, (2) convert the 2% general partner interest in NuStar Energy held by the general partner into a non-economic management interest and (3) provide the holders of NuStar Energy common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019.

At the effective time of the Merger, each outstanding NuStar GP Holdings common unit, other than those held by NuStar GP Holdings or its subsidiaries, will be converted into the right to receive 0.55 of a NuStar Energy common unit. All NuStar GP Holdings common units, when converted, will cease to be outstanding and will automatically be cancelled and no longer exist. No fractional NuStar Energy common units will be issued in the Merger; instead, each holder of NuStar GP Holdings’ common units otherwise entitled to receive a fractional NuStar Energy common unit will receive cash in lieu thereof. Furthermore, the 10,214,626 NuStar Energy common units currently owned by NuStar GP Holdings will be cancelled and will cease to exist.

At the effective time of the Merger, each outstanding award of NuStar GP Holdings restricted units will be converted, on the same terms and conditions as were applicable to the awards immediately prior to the Merger, into an award of NuStar Energy restricted units. The number of NuStar Energy restricted units subject to the converted awards will be determined as provided in the Merger Agreement. Each of our executive officers and directors has agreed and acknowledged that the Merger will not be deemed to trigger a “change of control” as defined under any NuStar GP Holdings plan or award, and has waived any rights to vesting, payment or other benefit thereunder that would arise upon a “change of control,” to which he or she might otherwise have been entitled.

The Merger Agreement contains customary representations and warranties and covenants by each of the parties. Completion of the Merger is conditioned upon, among other things: (1) approval of the Merger Agreement by the affirmative vote of holders of a Unit Majority, as defined in the LLC Agreement; (2) the effectiveness of a registration statement on Form S-4 with respect to the issuance by NuStar Energy of its common units in connection with the Merger; (3) the absence of certain legal injunctions or impediments prohibiting the transactions; (4) the receipt of certain tax opinions from a nationally recognized tax counsel; and (5) the approval for the listing on the New York Stock Exchange of NuStar Energy’s common units to be issued in the Merger.

NuStar Energy entered into a Support Agreement, dated as of February 7, 2018 (the Support Agreement), with Merger Sub, WLG Holdings, LLC, a Texas limited liability company controlled by Mr. Greehey (WLG Holdings), Mr. Greehey (together, WLG Holdings and Mr. Greehey are referred to as the Greehey Unitholders), and, for limited purposes, NuStar GP Holdings, pursuant to which the Greehey Unitholders have agreed to vote in favor of the approval and adoption of the Merger Agreement, the approval of the Merger and any other action required in furtherance thereof submitted for the vote or written consent of NuStar GP Holdings unitholders. The Support Agreement will terminate (1) at the effective time of the Merger, (2) upon the termination of the Merger Agreement as provided therein, or (3) at such time as NuStar Energy and the Greehey Unitholders agree in writing to terminate the Support Agreement.

After the Merger, the NuStar GP, LLC board of directors is expected to consist of nine members, initially composed of the six members of the NuStar GP, LLC board of directors and our three independent directors (Mr. Burnett, Mr. Clingman and Ms. LeBlanc-Burley).

DIRECTOR INDEPENDENCE

Our business is managed under the direction of our Board. Our LLC Agreement provides for the Board to be divided into Class I, Class II and Class III directors, with each class serving a staggered three-year term. Our Board conducts its business through meetings of its members and its committees. Each committee has a written charter. During 2017, the Board held seven meetings, the Audit Committee held eight meetings, the Compensation Committee held two meetings and the Nominating/Governance Committee held one meeting. No member of the Board attended less than 75% of the meetings of the Board and committees of which he or she was a member during 2017. Our Board members, other than our Chairman of the Board, Mr. Greehey, and our President, Chief Executive Officer and director, Mr. Barron, did not attend our 2017 Annual Meeting of Unitholders on April 26, 2017. Mr. Greehey and Mr. Barron are expected to attend meetings of our unitholders.

INDEPENDENT DIRECTORS

The Board includes one member of management, Mr. Barron, President and Chief Executive Officer, and four non-management directors. The Board has determined that three of its four non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. The independent directors are: Mr. Burnett, Mr. Clingman and Ms. LeBlanc-Burley.

Mr. Greehey, Chairman of the Board, also serves as the Chairman of the NuStar GP, LLC board of directors and, as of December 31, 2017, beneficially owned approximately 21% of our outstanding common units. Mr. Greehey is not an independent director under the NYSE’s listing standards.

Mr. Barron has been President and Chief Executive Officer since January 2014. Mr. Barron also serves as President and Chief Executive Officer of NuStar GP, LLC. As a member of management, Mr. Barron is not an independent director under the NYSE’s listing standards.

The Audit, Compensation and Nominating/Governance Committees of the Board are composed entirely of directors who meet the independence requirements of the NYSE listing standards. Each member of the Audit Committee also meets the additional independence standards for Audit Committee members set forth in the regulations of the SEC. For further information about the committees, see also Item 10 and Item 11 above.

INDEPENDENCE DETERMINATIONS

Under the NYSE listing standards, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with NuStar GP Holdings. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that none of Mr. Burnett, Mr. Clingman or Ms. LeBlanc-Burley has any more than an immaterial relationship with NuStar GP Holdings, either directly or as a partner, stockholder or officer of an organization that has a relationship with NuStar GP Holdings and, therefore, each is independent under the NYSE listing standards.

As provided for under the NYSE listing standards, the Board has adopted categorical standards or guidelines to assist the Board in making its independence determinations with respect to each director. Under the NYSE listing standards, immaterial relationships that fall within the guidelines are not required to be disclosed in this Annual Report on Form 10-K.

An immaterial relationship falls within the guidelines adopted by the Board if it:

•	is not a relationship that would preclude a determination of independence under Section 303A.02(b) of the NYSE Listed Company Manual;

•
consists of charitable contributions by us to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2% of the organization’s gross revenue in any of the last three years;

•
consists of charitable contributions by us to any organization with which a director, or any member of a director’s immediate family, is affiliated as an officer, director or trustee pursuant to a matching gift program of ours and made on terms applicable to employees and directors generally, or is in amounts that do not exceed $250,000 per year; and

•	is not required to be disclosed in this Annual Report on Form 10-K.

Our Corporate Governance Guidelines contain the director qualification standards, including the guidelines listed above, and are available on our website at www.nustargpholdings.com (under the “Corporate Governance” tab in the “Investors” section) or are available in print upon request to our Corporate Secretary at the address indicated on the cover page of this Annual Report on Form 10-K or corporatesecretary@nustarenergy.com.

PRESIDING DIRECTOR/MEETINGS OF NON-MANAGEMENT DIRECTORS

The Board has designated Mr. Clingman to serve as the Presiding Director for meetings of the non-management Board members outside the presence of management.

COMMUNICATIONS WITH THE BOARD, NON-MANAGEMENT DIRECTORS OR PRESIDING DIRECTOR

Unitholders and other interested parties may communicate with the Board, its non-management directors or the Presiding Director by sending a written communication in an envelope addressed to “Board of Directors,” “Non-Management Directors,” or “Presiding Director” in care of our Corporate Secretary at the address indicated on the cover page of this Annual Report on Form 10-K or corporatesecretary@nustarenergy.com.

AVAILABILITY OF GOVERNANCE DOCUMENTS

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the Charters of the Audit Committee, Compensation Committee and Nominating/Governance Committee on our website at www.nustargpholdings.com (under the “Corporate Governance” tab in the “Investors” section). Our governance documents are available in print to any unitholder of record who makes a written request to NuStar GP Holdings. Requests must be directed to our Corporate Secretary at the address indicated on the cover page of this Annual Report on Form 10-K or corporatesecretary@nustarenergy.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES

The aggregate fees for professional services rendered to us by KPMG for the years ended December 31, 2017 and 2016 were:

Category of Service	2017	2016
Audit fees (1)	$98,000	$98,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$98,000	$98,000

(1)
Audit fees for 2017 and 2016 were for professional services rendered by KPMG in connection with the audits of our annual financial statements for the years ended December 31, 2017 and 2016, respectively, included in our Annual Reports on Form 10-K, reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q, the audit of the effectiveness of our internal control over financial reporting as of December 31, 2017 and 2016, respectively, and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC).

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee has adopted a pre-approval policy to address the pre-approval of all services to be rendered to us by our independent auditor and ensure that the provision of any non-audit services does not impair the auditor’s independence. None of the services (described above) for 2017 or 2016 provided by KPMG were approved by the Audit Committee pursuant to the pre-approval waiver contained in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar GP Holdings, LLC and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm (KPMG LLP)
		Consolidated Balance Sheets as of December 31, 2017 and 2016
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
		Consolidated Statements of Members’ Equity for the Years Ended December 31, 2017, 2016 and 2015
		Notes to Consolidated Financial Statements
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

2.01
Agreement and Plan of Merger, dated as of February 7, 2018, by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, Riverwalk Holdings, LLC and NuStar GP Holdings, LLC
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed February 8, 2018 (File No. 001-32940), Exhibit 2.1

3.01	Certificate of Formation of UDS Logistics, LLC, dated June 5, 2000	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment of Certificate of Formation of UDS Logistics, LLC, dated January 19, 2006	NuStar GP Holdings, LLC’s Amendment No. 2 to Registration Statement on Form S-1 filed June 15, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amendment to Certificate of Formation of Valero GP Holdings, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed March 27, 2007 (File No. 001-32940), Exhibit 3.01

3.04	Second Amended and Restated Limited Liability Company Agreement of Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 3.01

3.05	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of NuStar GP Holdings, LLC	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-32940), Exhibit 3.01

4.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

4.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

4.03	Sixth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of November 30, 2017	NuStar Energy L.P.’s Current Report on Form 8-K filed November 30, 2017 (File No. 001-16417), Exhibit 3.1

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.04	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002 and effective January 8, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

4.05	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.04

4.06	Certificate of Amendment to Certificate of Limited Partnership of NuStar Logistics, L.P., dated and effective as of March 18, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.09

4.07	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

4.08	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

4.09	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

4.10	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

4.11	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.12	Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

4.13	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

4.14	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-32940), Exhibit 3.03

4.15	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

4.16	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.17	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC, effective as of June 1, 2006	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.20

4.18	Third Amendment to First Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 29, 2016 and effective as of March 21, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 3.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.19	Form of certificate evidencing units representing interests in Valero GP Holdings, LLC	NuStar GP Holdings, LLC’s Amendment to the Registration Statement on Form 8-A/A filed September 6, 2006 (File No. 001-32940), Exhibit 4.01

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

10.05
Fourth Amendment to Revolving Credit Agreement, dated as of June 27, 2017, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed June 27, 2017 (File No. 001-32940), Exhibit 10.01

10.06	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

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

10.09
Fourth Supplemental Indenture, dated as of April 4, 2008, to Indenture dated as of July 15, 2002, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed April 4, 2008 (File No. 001-16417), Exhibit 4.2

Exhibit Number	Description	Incorporated by Reference to the Following Document

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

10.13
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee

NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417), Exhibit 4.4

10.14
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

10.15
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.2

10.16
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

10.17
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

10.18
Second Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 22, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed August 22, 2017 (File No. 001-16417), Exhibit 10.01

10.19
Third Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of November 22, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed November 22, 2017 (File No. 001-16417), Exhibit 10.01

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

10.22
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.2

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

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.28
Seventh Amendment to Letter of Credit Agreement, dated as of April 30, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015 (File No. 001-16417), Exhibit 10.02

10.29
Eighth Amendment to Letter of Credit Agreement, dated as of May 6, 2016, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 10.01

10.30
Ninth Amendment to Letter of Credit Agreement, dated as of April 17, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent

NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2017 (File No. 001-16417), Exhibit 10.03

10.31	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.32
Letter of Credit Agreement dated as of September 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed September 9, 2014 (File No. 001-16417), Exhibit 10.1

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

10.35
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

10.36
Maturity Extension Letter (Amendment No. 4) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 13, 2017 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2017 (File No. 001-16417), Exhibit 10.02

10.37	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.38	Letter of Credit Agreement dated as of June 5, 2013 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 11, 2013 (File No. 001-16417), Exhibit 10.01

10.39
Amendment No. 1 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of November 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.2

10.40
Purchase and Sale Agreement, dated as of June 15, 2015, among NuStar Energy Services, Inc., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and NuStar Supply & Trading LLC, as Originators, NuStar Energy L.P., as Servicer, and NuStar Finance LLC, as Buyer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.1

10.41
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as Borrower, the persons from time to time party thereto as Lenders and Group Agents, PNC Bank, National Association, as Administrative Agent, and NuStar Energy L.P., as initial Servicer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.2

10.42
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to the Purchase and Sale Agreement referenced above and the First Amendment to the Receivables Financing Agreement referenced above among the respective parties thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.26

10.43
Second Amendment to Purchase and Sale Agreement, dated as of September 20, 2017, by and among the Originators listed therein, NuStar Energy L.P., NuStar Finance LLC, Mizuho Bank, Ltd. and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417), Exhibit 10.01

10.44
Second Amendment to Receivables Financing Agreement, dated as of September 20, 2017, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417), Exhibit 10.02

+10.45	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2007 (File No. 001-32940), Exhibit 10.04

+10.46	First Amendment to the NuStar GP Holdings, LLC Long-Term Incentive Plan, dated as of February 7, 2018	*

+10.47	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan (2012 awards substantially the same as 2011 awards)	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed January 5, 2011 (File No. 001-32940), Exhibit 10.03

+10.48	Form of 2013 Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-32940), Exhibit 10.30

+10.49	Form of Phantom Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-32940), Exhibit 10.40

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.50	Form of Non-employee Director Phantom Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-32940), Exhibit 10.42

+10.51	NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016	*

+10.52	First Amendment to the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, dated as of February 7, 2018	*

+10.53	Form of 2012 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.54	Form of 2013 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.15

+10.55	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-16417), Exhibit 10.28

+10.56	Form of 2017 Performance Unit Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2017 (File No. 001-16417), Exhibit 10.01

+10.57	Form of Non-employee Director Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-16417), Exhibit 10.31

+10.58	NuStar Energy L.P. Annual Bonus Plan	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-32940), Exhibit 10.57

+10.59	Form of NuStar Energy L.P. Amended and Restated Change of Control Severance Agreement	NuStar Energy L.P.’s Current Report on Form 8-K filed August 4, 2016 (File No. 001-16417), Exhibit 10.1

+10.60	Form of Executive Change of Control Waiver Agreement dated effective as of February 7, 2018	*

+10.61	Form of NuStar GP Holdings, LLC Non-employee Director Change of Control Waiver Agreement dated effective as of February 7, 2018	*

+10.62	Form of NuStar GP, LLC Non-employee Director Change of Control Waiver Agreement dated effective as of February 7, 2018	*

+10.63	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.45

+10.64	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-32940), Exhibit 10.16

+10.65	Amendment to NuStar Excess Thrift Plan, effective as of January 1, 2017	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2017 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.66	Amended and Restated Omnibus Agreement among Valero Energy Corporation, Valero GP, LLC, Riverwalk Logistics, L.P., Valero L.P. and Valero Logistics Operations, L.P., dated March 31, 2006	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed March 31, 2006 (File No. 333-132917), Exhibit 10.14

10.67	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar GP Holdings, LLC’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-32940), Exhibit 10.03

10.68	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-32940), Exhibit 10.01

10.69	Amended and Restated Services Agreement dated March 1, 2016 between NuStar Energy L.P., NuStar GP Holdings, LLC, NuStar GP, LLC and NuStar Services Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417), Exhibit 10.2

10.70	Assignment and Assumption Agreement dated March 1, 2016 between NuStar GP, LLC and NuStar Services Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417), Exhibit 10.1

10.71	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.72	First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated as of August 18, 2017, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2017 (File No. 001-16417), Exhibit 10.02

10.73	Membership Interest Purchase and Sale Agreement, dated April 11, 2017, by and between NuStar Logistics, L.P., NuStar Energy L.P. and FR Navigator Holdings LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed April 11, 2017 (File No. 001-16417), Exhibit 2.1

10.74
Support Agreement, dated as of February 7, 2018, by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, Riverwalk Holdings, LLC and NuStar GP Holdings, LLC
NuStar GP Holdings, LLC’s Current Report on Form 8-K filed February 8, 2018 (File No. 001-32940), Exhibit 10.1

21.01	List of subsidiaries of NuStar GP Holdings, LLC	*

23.01	Consent of KPMG LLP dated February 28, 2018 (NuStar GP Holdings, LLC)	*
23.02	Consent of KPMG LLP dated February 28, 2018 (NuStar Energy L.P.)	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	**

Exhibit Number	Description	Incorporated by Reference to the Following Document

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	**

99.01	Consolidated Financial Statements of NuStar Energy L.P. for December 31, 2017 and 2016	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

**	Furnished herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
February 28, 2018

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
February 28, 2018

By:	/s/ Jorge A. del Alamo

Jorge A. del Alamo
Senior Vice President and Controller
February 28, 2018

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 28, 2018
William E. Greehey

/s/ Bradley C. Barron	President, Chief Executive	February 28, 2018
Bradley C. Barron	Officer and Director (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President and	February 28, 2018
Thomas R. Shoaf	Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Senior Vice President and Controller	February 28, 2018
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ William B. Burnett	Director	February 28, 2018
William B. Burnett

/s/ James F. Clingman	Director	February 28, 2018
James F. Clingman

/s/ Jelynne LeBlanc-Burley	Director	February 28, 2018
Jelynne LeBlanc-Burley