Form 10-Q
period 2018-03-31
NuStar GP Holdings, LLC
filed 2018-05-08
CIK 1223786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2018 was 42,953,132.

NUSTAR GP HOLDINGS, LLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$241	$422
Income tax receivable	105	105
Other receivables	—	26
Prepaid expenses and other current assets	259	319
Total current assets	605	872
Investment in NuStar Energy L.P.	270,649	279,721
Deferred income tax assets, net	3,246	3,249
Total assets	$274,500	$283,842
Liabilities and Members’ Equity
Current liabilities:
Short-term debt	$43,000	$42,500
Payable to related party	72	205
Accounts payable	126	3
Accrued liabilities	255	500
Taxes other than income tax	169	98
Total current liabilities	43,622	43,306
Commitments and contingencies (Note 9)
Members’ equity (42,953,132 and 42,977,132 common units outstanding as of March 31, 2018 and December 31, 2017)	239,033	251,358
Accumulated other comprehensive loss	(8,155)	(10,822)
Total members’ equity	230,878	240,536
Total liabilities and members’ equity	$274,500	$283,842
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2018	2017
Equity in earnings of NuStar Energy L.P.	$13,315	$18,112

General and administrative expenses:
Third parties	(670)	(587)
Related party	(218)	(241)
Total general and administrative expenses	(888)	(828)
Interest expense, net	(486)	(292)
Income before income tax expense	11,941	16,992
Income tax expense	(2)	—
Net income	$11,939	$16,992
Net income per unit	$0.28	$0.39
Weighted-average number of common units outstanding	42,955,799	42,951,749
Comprehensive income	$14,606	$17,552
See Condensed Notes to Consolidated Financial Statements.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$11,939	$16,992
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of NuStar Energy L.P.	(13,315)	(18,112)
Distributions of equity in earnings from NuStar Energy L.P.	13,315	18,112
Unit-based compensation expense	232	203
Amortization of deferred debt costs	49	42
Deferred income tax expense	3	—
Changes in current assets and liabilities (Note 7)	(147)	(362)
Net cash provided by operating activities	12,076	16,875
Cash Flows from Investing Activities:
Distributions in excess of equity in earnings from NuStar Energy L.P.	11,109	5,965
Net cash provided by investing activities	11,109	5,965
Cash Flows from Financing Activities:
Proceeds from short-term debt borrowings	500	1,000
Distributions to unitholders	(23,423)	(23,408)
Other, net	(443)	(51)
Net cash used in financing activities	(23,366)	(22,459)
Net (decrease) increase in cash and cash equivalents	(181)	381
Cash and cash equivalents as of the beginning of the period	422	207
Cash and cash equivalents as of the end of the period	$241	$588
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

We have no operations or sources of income or cash flows other than our investment in NuStar Energy L.P. (NuStar Energy or NS) (NYSE: NS). As of March 31, 2018, we have an approximate 13% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•	100% of the incentive distribution rights (IDRs) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy; and

•	10,214,626 common units of NuStar Energy.

NuStar Energy is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom. NuStar Energy conducts its operations through its subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. Unless otherwise indicated, the term “NuStar Energy” is used in this report to refer to NuStar Energy L.P., to one or more of its consolidated subsidiaries or to all of them taken as a whole.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2018 and 2017 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements
Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. Pursuant to the new guidance, we classify cash distributions received from NuStar Energy on our statements of cash flows using a

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cumulative earnings approach. We adopted these provisions January 1, 2018, and the guidance did not impact our statements of cash flows or disclosures.

2. MERGER AGREEMENT

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

NuStar Energy entered into a Support Agreement, dated as of February 7, 2018 (the Support Agreement), with Merger Sub, WLG Holdings, LLC, a Texas limited liability company (WLG Holdings), Mr. Greehey (together, WLG Holdings and Mr. Greehey are referred to as the Greehey Unitholders), and, for limited purposes, us, pursuant to which the Greehey Unitholders have agreed to vote in favor of the approval and adoption of the Merger Agreement, the approval of the Merger and any other action required in furtherance thereof submitted for the vote or written consent of our unitholders. The Greehey Unitholders collectively own approximately 21% of our outstanding units. The Support Agreement will terminate (i) at the effective time of the Merger, (ii) upon the termination of the Merger Agreement as provided therein, or (iii) at such time as NuStar Energy and the Greehey Unitholders agree in writing to terminate the Support Agreement.
After the Merger, the NuStar GP, LLC board of directors is expected to consist of nine members, initially composed of the six members of the NuStar GP, LLC board of directors and the three independent directors of the board of directors of NuStar GP Holdings.

NuStar Energy filed a registration statement on Form S-4, as amended, with respect to the common units to be issued by NuStar Energy in connection with the Merger.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENT IN NUSTAR ENERGY

Navigator Acquisition
On April 11, 2017, NuStar Energy entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion (the Navigator Acquisition). NuStar Energy closed the Navigator Acquisition on May 4, 2017. The assets acquired consist of crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas.

Summary Financial Information
Condensed consolidated financial information reported by NuStar Energy is presented below:

	March 31, 2018	December 31, 2017
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$227,997	$250,432
Property, plant and equipment, net	4,387,224	4,300,933
Goodwill	1,094,661	1,097,475
Other non-current assets	876,831	886,393
Total assets	$6,586,713	$6,535,233
Current liabilities	$652,636	$651,506
Long-term debt, net of current portion	3,306,093	3,263,069
Other non-current liabilities	135,927	140,569
Total liabilities	4,094,656	4,055,144
NuStar Energy partners’ equity	2,492,057	2,480,089
Total liabilities and partners’ equity	$6,586,713	$6,535,233

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Statement of Comprehensive Income Information:
Revenues	$475,881	$487,430
Operating income	$98,480	$97,139
Net income	$126,133	$57,940
Other
Our investment in NuStar Energy reconciles to NuStar Energy’s partners’ equity as follows:

	March 31, 2018	December 31, 2017
	(Thousands of Dollars)
NuStar Energy’s partners’ equity	$2,492,057	$2,480,089
Less NuStar Energy’s preferred limited partners’ equity	756,494	756,603
NuStar Energy’s partners’ equity, excluding preferred limited partners’ equity	1,735,563	1,723,486
NuStar GP Holdings’ ownership interest in NuStar Energy	12.7%	12.8%
NuStar GP Holdings’ share of NuStar Energy’s partners’ equity	220,417	220,606
Step-up in basis related to NuStar Energy’s assets and liabilities, including equity method goodwill, and other	50,232	59,115
Investment in NuStar Energy	$270,649	$279,721

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

NuStar GP, LLC is a party to the Amended and Restated Services Agreement with NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, (the GP Services Agreement). The GP Services Agreement provides that NuStar Services Co will furnish administrative services necessary to conduct our business. We will compensate NuStar Services Co for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar Services Co employees for the most recently completed fiscal year and for changes in level of service. The GP Services Agreement will expire on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party. Administrative expenses related to the GP Services Agreement are reported in related party general and administrative expenses on the consolidated statements of comprehensive income.

5. DISTRIBUTIONS FROM NUSTAR ENERGY

NuStar Energy’s partnership agreement determines the amount and priority of cash distributions that NuStar Energy’s unitholders and general partner may receive. We, as NuStar Energy’s general partner, are entitled to incentive distributions if the amount NuStar Energy distributes with respect to any quarter exceeds $0.60 per common unit, with the maximum percentage of 23% of the amount of any quarterly distribution in excess of $0.66 per common unit. We also receive a 2% distribution with respect to our general partner interest.

On April 26, 2018, NuStar Energy announced that the board of directors of NuStar GP, LLC reset its quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first quarter distribution payable on May 14, 2018. As a result of the reduction in NuStar Energy’s quarterly distribution to its common limited partners to $0.60, we are not entitled to receive incentive distributions from NuStar Energy pursuant to its Partnership Agreement.

The following table reflects the allocation of NuStar Energy’s cash distributions earned for the periods indicated among its general partner and common limited partners:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,141	$2,343
General partner IDRs	—	12,912
Total general partner distribution	1,141	15,255
Common limited partner distribution	6,129	11,185
Total distributions to NuStar GP Holdings	7,270	26,440
Public common limited partners’ distribution	49,787	90,728
Total cash distributions	$57,057	$117,168
Cash distributions per unit applicable to common limited partners	$0.600	$1.095

The following table summarizes information related to NuStar Energy’s quarterly cash distributions to its general partner and common limited partners:

Quarter Ended	Cash Distributions Per Common Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2018	$0.600	$57,057	May 8, 2018	May 14, 2018
December 31, 2017	$1.095	$115,267	February 8, 2018	February 13, 2018

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

7. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Decrease (increase) in current assets:
Other receivables	$26	$—
Prepaid expenses and other current assets	11	(40)
Increase (decrease) in current liabilities:
Payable to related party	(133)	(237)
Accounts payable	123	172
Accrued liabilities	(245)	(201)
Taxes other than income tax	71	(56)
Changes in current assets and current liabilities	$(147)	$(362)

Cash flows related to interest were as follows:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Cash paid for interest	$435	$251

8. CREDIT FACILITY
Our revolving credit facility dated June 28, 2013 currently has a borrowing capacity of up to $60.0 million, of which up to $10.0 million may be available for letters of credit. We amended this facility on April 9, 2018 to extend the maturity date to the earlier of August 8, 2018 or the effective date of the Merger discussed in Note 2. The amendment to the revolving credit facility also decreased the minimum cash distributions we are required to receive from NuStar Energy each fiscal quarter from $19.0 million to $7.0 million in respect of our ownership interests in NuStar Energy. Our obligations under our revolving credit facility are guaranteed by Riverwalk Holdings, LLC (Riverwalk), our wholly owned subsidiary. In connection with the amendment, Riverwalk increased the number of NuStar Energy common units that Riverwalk has pledged to secure its guarantee from a total of 2,926,833 to 6,926,833.
Borrowings under our revolving credit facility are used to fund capital contributions to NuStar Energy to maintain our 2% general partner interest when NuStar Energy issues additional common units and to meet other liquidity and capital resource requirements. As of March 31, 2018, we had outstanding borrowings of $43.0 million and availability of $17.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. The weighted-average interest rates related to borrowings under our revolving credit facility as of March 31, 2018 and December 31, 2017, were 3.9% and 3.6%, respectively.

NUSTAR GP HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our revolving credit facility contains customary restrictive covenants, such as limitations on indebtedness, liens, dispositions of material property, mergers, asset transfers and certain investing activities. In addition, our revolving credit facility requires NuStar Energy to comply with the financial covenant contained in NuStar Logistics’ revolving credit facility. Our management believes that we are in compliance with the covenants in the revolving credit facility as of March 31, 2018.

9. COMMITMENTS AND CONTINGENCIES

We are not currently a party to any material legal proceedings and have not recorded any accruals for loss contingencies. NuStar Energy is a party to claims and legal proceedings arising in the ordinary course of its business, which it believes are not material to its financial position or results of operations. The amount that will ultimately be paid may differ from NuStar Energy’s recorded accruals, and the timing of such payments is uncertain. NuStar Energy evaluates each contingent loss at least quarterly, and more frequently as each matter progresses over time, and does not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on its results of operations, financial position or liquidity.

10. MEMBERS’ EQUITY

The following table presents changes to our members’ equity (in thousands of dollars):

Balance as of January 1, 2018	$240,536
Net income	11,939
Distributions to unitholders	(23,423)
Share of NuStar Energy’s other comprehensive income	2,667
Unit-based compensation	160
Other	(1,001)
Balance as of March 31, 2018	$230,878

Cash Distributions
On April 26, 2018, we announced a quarterly distribution of $0.33 per unit, which we expect to fund with the quarterly cash distributions we receive from NuStar Energy, as well as with borrowings under our revolving credit facility. We reduced our quarterly distribution to our unitholders from $0.545 per unit to $0.33 per unit as a result of the reduction in distributions we will receive from NuStar Energy and to reflect the amount a unitholder of ours would expect to receive had the the Merger discussed in Note 2 been completed.
The following table summarizes our cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.330	$0.545
Total cash distributions	$14,162	$23,409

 The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2018	$0.330	$14,162	May 8, 2018	May 16, 2018
December 31, 2017	$0.545	$23,423	February 8, 2018	February 15, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In this Form 10-Q, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions and resources. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions that may cause actual results to differ materially, including the possibility that the proposed merger described in Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements,” will not be completed prior to the August 8, 2018 outside termination date, the possibility that we will not obtain the required approvals by our unitholders, the possibility that the anticipated benefits from the proposed merger cannot be fully realized, the possibility that costs or difficulties related to the proposed merger will be greater than expected and other risk factors. Please read our Annual Report on Form 10-K for the year ended December 31, 2017, Part I, Item 1A “Risk Factors,” as well as our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.
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
Our only cash generating assets are our ownership interests in NuStar Energy L.P. (NuStar Energy or NS), a publicly traded Delaware limited partnership (NYSE: NS). As of March 31, 2018, we have an approximate 13% ownership in NuStar Energy, consisting of the following:

•	the general partner interest;

•	100% of the incentive distribution rights (IDRs) issued by NuStar Energy, which entitle us to receive increasing percentages of the cash distributed by NuStar Energy; and

•	10,214,626 common units of NuStar Energy.

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

NuStar Energy is engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. NuStar Energy has pipelines in the United States, as well as terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom.

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

Recent Developments
Merger Agreement. On February 7, 2018, NuStar GP Holdings, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), and Riverwalk Holdings, LLC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be our sole member following the Merger. Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, (i) cancel IDRs, (ii) convert the 2% general partner interest in NuStar Energy into a non-economic management interest and (iii) provide the holders of NuStar Energy’s common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019. The Merger is subject to the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by our unitholders. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the Merger.

Navigator Acquisition. On May 4, 2017, NuStar Energy completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In conjunction with the Navigator Acquisition, NuStar Energy’s partnership agreement was amended and restated to, among other things, provide a waiver of certain quarterly distributions with respect to our IDRs. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of these transactions.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,
	2018	2017	Change
Equity in earnings of NuStar Energy	$13,315	$18,112	$(4,797)

General and administrative expenses	(888)	(828)	(60)
Interest expense, net	(486)	(292)	(194)
Income before income tax benefit	11,941	16,992	(5,051)
Income tax expense	(2)	—	(2)
Net income	$11,939	$16,992	$(5,053)
Net income per unit	$0.28	$0.39	$(0.11)

The following table summarizes NuStar Energy’s statement of comprehensive income data:

	Three Months Ended March 31,
	2018	2017	Change
Revenues	$475,881	$487,430	$(11,549)
Costs associated with service revenues	178,781	155,697	23,084
Cost of product sales	176,728	207,806	(31,078)
Segment operating income	120,372	123,927	(3,555)
General and administrative expenses	19,774	24,595	(4,821)
Other depreciation and amortization expense	2,118	2,193	(75)
Operating income	$98,480	$97,139	$1,341

Net income	$126,133	$57,940	$68,193

Net income per unit applicable to common limited partners	$1.15	$0.49	$0.66

Cash distributions per unit applicable to common limited partners	$0.600	$1.095	$(0.495)

NuStar Energy’s net income increased $68.2 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a $78.8 million gain resulting from insurance proceeds received by NuStar Energy for hurricane damages incurred at its St. Eustatius terminal, which was partially offset by higher interest expense.

Equity in Earnings of NuStar Energy
The following table summarizes our equity in earnings of NuStar Energy:

	Three Months Ended March 31,
	2018	2017	Change
	(Thousands of Dollars)
NuStar GP Holdings’ Equity in Earnings of NuStar Energy:
General partner interest	$2,203	$804	$1,399
General partner IDRs	—	12,912	(12,912)
General partner’s interest in earnings and incentive distributions of NuStar Energy	2,203	13,716	(11,513)
Common limited partner interest in earnings of NuStar Energy	11,833	5,117	6,716
Amortization of step-up in basis related to NuStar Energy’s assets and liabilities	(721)	(721)	—
Equity in earnings of NuStar Energy	$13,315	$18,112	$(4,797)

Our equity in earnings in NuStar Energy decreased $4.8 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a decrease in our equity in earnings related to our IDRs. For the first quarter of 2018, NuStar Energy announced a cash distribution per unit applicable to common limited partners of $0.60, which would not entitle us to receive any incentive distributions. We, as NuStar Energy’s general partner, are entitled to receive incentive distributions if the amount NuStar Energy distributes with respect to any quarter exceeds $0.60 per common unit.

This decrease was partially offset by an increase in our equity in earnings related to our general and common limited partner interests, which was mostly due to an increase in NuStar Energy’s net income.

TRENDS AND OUTLOOK

NuStar Energy expects the plan for simplification, together with the announced reset of its distribution, will benefit them in 2018. Additionally, its near-term incremental revenue from new projects and a recently announced acquisition, along with continued growth from its Permian Crude System, should add to the steady performance of its diverse assets in various regions in 2018.

Historically, master limited partnerships (MLPs), like NuStar Energy, have funded a large proportion of strategic capital expenditures and acquisitions from external sources, primarily through borrowings under credit facilities and issuances of equity and debt securities. In the past few years, however, the total number of, and aggregate amount raised by, MLP common equity issuances has dropped dramatically, and MLPs with low coverage and high leverage have found it increasingly difficult to issue common equity. In order to best position itself to meet market demands, NuStar Energy has implemented a comprehensive plan to simplify its structure, restore strong coverage, lower its leverage and minimize its need to access the equity capital markets.

NuStar Energy expects that its board of directors’ distribution reset announced in April, along with the simplification, which it hopes to close during the first half of the year, will, together, strengthen its balance sheet in 2018 and beyond. NuStar Energy believes that the combination of the Merger, the elimination of the IDRs and the distribution reset will, in the near-term, establish a more efficient, transparent structure and improve both its distribution coverage and its ability to fund its cash requirements. In the longer-term, NuStar Energy expects to be able to fund a larger proportion of its capital projects with the cash generated by its operations, which should, over time, reduce its need to access capital markets to finance future growth opportunities and improve its leverage metrics.

Overall, NuStar Energy expects higher revenue in its pipeline segment in 2018, compared to 2017, driven by incremental revenue from new contracts, an acquisition, and growth in its Permian Crude System. NuStar Energy recently announced several long-term contracts with minimum volume commitments with strong, creditworthy customers to support a series of healthy-return capital projects to connect to third-party rail facilities in Corpus Christi, expand certain South Texas products pipeline systems and expand its terminal in Nuevo Laredo. NuStar Energy expects to benefit from incremental revenue from these projects, starting as soon as late 2018. In April, NuStar Energy acquired a small pipeline system that connects to its Central East System, which NuStar Energy expects to benefit its pipeline segment starting in second quarter of 2018. NuStar Energy projects that the Permian Crude System will continue to grow, and expects the Permian Crude System’s positive contributions to its pipeline segment’s overall results to grow accordingly. Partially offsetting these positive factors, NuStar Energy expects its South Texas Crude System to generate lower revenue in 2018, as compared to 2017, due to lower rates from the expiration of some current committed shippers’ contracts in the second half of 2018.

NuStar Energy currently expects storage segment revenue in 2018 to be lower than 2017, due to lower rates at certain facilities with contract renewals occurring over the course of this year. NuStar Energy agrees with the many energy experts who currently predict that backwardation, which tends to decrease demand for storage capacity in certain regional markets, will continue through 2018, and its forecast reflects lower revenues for affected facilities with contracts expiring during 2018, as compared to 2017. However, NuStar Energy believes it is insulated to some extent by its long-term contracts at facilities where backwardation is a driving factor, as well as the fact that many of its storage assets are located in markets in which forward pricing has little impact on rates or renewals. NuStar Energy saw an uptick in PDVSA’s activity at its St. Eustatius terminal, which increased the facility’s revenues for the year-to-date above its previous expectations, and its current forecast reflects the improvement NuStar Energy has seen thus far this year. Since PDVSA’s ability to perform in the future remains subject to significant uncertainty and risk, NuStar Energy continues to monitor the situation, work on replacement customer(s) and take other protective measures.

NuStar Energy’s outlook for the partnership, both overall and for any of its segments, may change, as NuStar Energy bases its expectations on its continuing evaluation of a number of factors, many of which are outside its control. These factors include, but are not limited to, the state of the economy and the capital markets, changes to NuStar Energy’s customers’ refinery maintenance schedules and unplanned refinery downtime, crude oil prices, the supply of and demand for crude oil, refined products and anhydrous ammonia, demand for its transportation and storage services and changes in laws or regulations affecting its assets.

LIQUIDITY AND CAPITAL RESOURCES

General
Our cash flows consist of distributions from NuStar Energy on our partnership interests, including the IDRs that we own. Due to our ownership of the IDRs, our portion of NuStar Energy’s total distributions may exceed our ownership interest in NuStar Energy. Our primary cash requirements are for distributions to members, capital contributions to maintain our 2% general partner interest in NuStar Energy (as defined in NuStar Energy’s partnership agreement) in the event that NuStar Energy issues additional common units, debt service requirements, if any, and general and administrative expenses. In addition, because NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, elected to be treated as a taxable entity in August 2006, we may be required to pay income taxes, which may exceed the amount of tax expense recorded in the consolidated financial statements. We expect to fund our cash requirements primarily with the quarterly cash distributions we receive from NuStar Energy and, if necessary, borrowings under our revolving credit facility.

Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, cancel the incentive distribution rights and convert the 2% general partner interest in NuStar Energy into a non-economic management interest. Furthermore, the 10,214,626 NuStar Energy common units currently owned by us will be cancelled and will cease to exist. As a result, after the Merger, we will no longer receive incentive distributions or quarterly cash distributions related to our ownership interest, from NuStar Energy. At the effective time of the Merger, each of our outstanding common units will be converted into the right to receive 0.55 of a NuStar Energy common unit. All of our common units, when converted, will cease to be outstanding and will automatically be cancelled and no longer exist. NuStar Energy will pay off and cancel our obligations under our revolving credit agreement. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the Merger.

On April 26, 2018, NuStar Energy announced that the board of directors of NuStar GP, LLC reset its quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first quarter distribution payable on May 14, 2018. As a result of the reduction in NuStar Energy’s quarterly distribution to its common limited partners to $0.60, we are not entitled to receive incentive distributions from NuStar Energy pursuant to its Partnership Agreement. On April 26, 2018, we announced a quarterly distribution of $0.33 per unit, which we expect to fund with the quarterly cash distributions we receive from NuStar Energy, as well as with borrowings under our revolving credit facility. We reduced our quarterly distribution to our unitholders from $0.545 per unit to $0.33 per unit as a result of the reduction in distributions we will receive from NuStar Energy and to reflect the amount a unitholder of ours would expect to receive had the Merger discussed in Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” been completed. If the Merger is not completed, we do not expect to maintain distributions at this level based on the quarterly distributions that we expect to receive from NuStar Energy.

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

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Per Unit and Percentage Data)
Cash distributions per unit applicable to common limited partners	$0.600	$1.095
Total cash distributions by NuStar Energy to its general partner and common limited partners	$57,057	$117,168
Cash distributions we received from NuStar Energy:
General partner interest	$1,141	$2,343
General partner IDRs	—	12,912
Limited partner interest – common units	6,129	11,185
Total cash distributions to us	$7,270	$26,440
Distributions to us as a percentage of total cash distributions to NuStar Energy’s general partner and common limited partners	12.7%	22.6%

Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017
Cash distributions received from NuStar Energy during each of the three months ended March 31, 2018 and 2017 were $24.4 million and $24.1 million, respectively. The cash distributions we received were used principally to fund our distributions paid during those periods to our unitholders, totaling $23.4 million each of the three months ended March 31, 2018 and 2017.

Credit Facility
Our revolving credit facility dated June 28, 2013 currently has a borrowing capacity of up to $60.0 million, of which up to $10.0 million may be available for letters of credit. We amended this facility on April 9, 2018 to extend the maturity date to the earlier of August 8, 2018 or the effective date of the Merger discussed in Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.” This amendment also decreased the minimum cash distributions we are required to receive from NuStar Energy each fiscal quarter from $19.0 million to $7.0 million in respect of our ownership interests in NuStar Energy. In connection with the amendment, Riverwalk Holdings, LLC (Riverwalk) increased the number of NuStar Energy common units that Riverwalk has pledged to secure its guarantee to 6,926,833. As of March 31, 2018, we had outstanding borrowings of $43.0 million and availability of $17.0 million for borrowings under our revolving credit facility. Interest on our revolving credit facility is based upon, at our option, either an alternative base rate or a LIBOR-based rate. As of March 31, 2018, the weighted-average interest rate was 3.9%. Our management believes that we are in compliance with the covenants of our revolving credit facility as of March 31, 2018. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional discussion on our revolving credit facility.

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

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Per Unit Data)
Cash distributions per unit	$0.330	$0.545
Total cash distributions	$14,162	$23,409

Contingencies
We are not currently a party to any material legal proceedings and have not recorded any accruals for loss contingencies. NuStar Energy is subject to certain loss contingencies and believes that the resolution of any particular claim or proceeding, or all matters in the aggregate, would not have a material adverse effect on its results of operations, financial position or liquidity. Please refer to Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional discussion.

RELATED PARTY TRANSACTIONS

Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our related party transactions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our only cash generating assets are our ownership interests in NuStar Energy, which we account for using the equity method. We have no material market risk other than those market risks affecting NuStar Energy, which could therefore affect the value of our investment. NuStar Energy is exposed to various market risks, including interest rate risk and commodity price risk. For a description of NuStar Energy’s market risks and how it manages its exposure to those risks, please see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained in NuStar Energy’s Form 10-Q for the quarter ended March 31, 2018.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of our common units made during the quarter ended March 31, 2018 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	24,000	$16.00	—	$—
February 1 through February 28	—	—	—	—
March 1 through March 31	—	—	—	—
Total	24,000	$16.00	—	$—

(1)   During the quarter ended March 31, 2018, we purchased 24,000 of our common units at market prices.

Item 6.	Exhibits

Exhibit Number	Description

2.01
Agreement and Plan of Merger, dated as of February 7, 2018, by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, Riverwalk Holdings, LLC and NuStar GP Holdings, LLC (incorporated by reference to Exhibit 2.1 to NuStar GP Holdings, LLC’s Current Report on Form 8-K filed February 8, 2018 (File No. 001-32940))

10.01
First Amendment to the NuStar GP Holdings, LLC Long-Term Incentive Plan, dated as of February 7, 2018 (incorporated by reference to Exhibit 10.46 to NuStar GP Holdings, LLC’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-32940))

10.02
First Amendment to the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, dated as of February 7, 2018 (incorporated by reference to Exhibit 10.52 to NuStar GP Holdings, LLC’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-32940))

10.03
Form of Executive Change of Control Waiver Agreement dated effective as of February 7, 2018 (incorporated by reference to Exhibit 10.60 to NuStar GP Holdings, LLC’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-32940))

10.04
Form of NuStar GP Holdings, LLC Non-employee Director Change of Control Waiver Agreement dated effective as of February 7, 2018 (incorporated by reference to Exhibit 10.61 to NuStar GP Holdings, LLC’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-32940))

10.05
Form of NuStar GP, LLC Non-employee Director Change of Control Waiver Agreement dated effective as of February 7, 2018 (incorporated by reference to Exhibit 10.62 to NuStar GP Holdings, LLC’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-32940))

10.06
Support Agreement, dated as of February 7, 2018, by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, Riverwalk Holdings, LLC and NuStar GP Holdings, LLC (incorporated by reference to Exhibit 10.1 to NuStar GP Holdings, LLC’s Current Report on Form 8-K filed February 8, 2018 (File No. 001-32940))

10.07
Third Amendment to Receivables Financing Agreement, dated as of March 28, 2018, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 28, 2018 (File No. 001-16417))

10.08
Fourth Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 28, 2018, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 28, 2018 (File No. 001-16417))

Exhibit Number	Description

10.09
Fifth Amendment to Revolving Credit Agreement, dated as of April 9, 2018, among NuStar GP Holdings, LLC, Riverwalk Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar GP Holdings, LLC’s Current Report on Form 8-K filed April 9, 2018 (File No. 001-32940))

10.10
Tenth Amendment to Letter of Credit Agreement, dated as of April 10, 2018, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.07 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-16417))

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
May 8, 2018

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 8, 2018

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 8, 2018